Form 10-K405
period 2000-12-30
TRADESTATION GROUP INC
filed 2001-03-30
CIK 1111559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the fiscal year ended December 31, 2000 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-31049

                            TradeStation Group, Inc.
             (Exact name of registrant as specified in its charter)

             Florida                                     65-0977576
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 8700 West Flagler Street, Miami, Florida                   33174
 (Address of principal executive offices)                (Zip Code)

                                 (305) 485-7000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 22, 2001, based upon the closing market price of the registrant's common stock on The Nasdaq National Market on March 22, 2001, was approximately $22,387,000.

         The registrant had 44,477,080 shares of common stock, $.01 par value, outstanding as of March 22, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement to be filed in connection with its 2001 annual meeting of shareholders are incorporated by reference in Part III of this report (specific sections incorporated are identified under applicable Items herein.)

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I
------

ITEM 1.           BUSINESS........................................................................................1
                  Overview and Recent Developments................................................................1
                  Industry Background.............................................................................2
                  Products and Services...........................................................................3
                  Sales and Marketing.............................................................................6
                  Strategic Relationships.........................................................................7
                  Technology Development..........................................................................8
                  Customer Support and Training...................................................................9
                  Competition.....................................................................................9
                  Intellectual Property..........................................................................10
                  Government Regulation..........................................................................11
                  Employees......................................................................................13
ITEM 2.           PROPERTIES.....................................................................................13
ITEM 3.           LEGAL PROCEEDINGS..............................................................................14
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................14

PART II
-------
ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................15
                  Common Stock Information.......................................................................15
                  Dividend Policy................................................................................15
                  Recent Sales of Unregistered Securities........................................................15
                  Use of Proceeds................................................................................16
ITEM 6.           SELECTED FINANCIAL DATA........................................................................16
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........17
                  Overview.......................................................................................17
                  Results of Operations..........................................................................19
                  Years Ended December 31, 2000 and 1999.........................................................20
                  Years Ended December 31, 1999 and 1998.........................................................24
                  Income Taxes...................................................................................26
                  Variability of Results.........................................................................27
                  Liquidity and Capital Resources................................................................27
                  Recently Issued Accounting Standards...........................................................28
                  Forward-Looking Statements; Business Risks.....................................................28
ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................................37
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................38
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........38

                                TABLE OF CONTENTS
                                   (continued)

                                                                                                               Page
                                                                                                               ----
PART III
--------
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................39
ITEM 11.          EXECUTIVE COMPENSATION.........................................................................39
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................39
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................39

PART IV
-------
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................40

SIGNATURES.......................................................................................................45

                                     PART I

ITEM 1.  BUSINESS

Overview and Recent Developments

     TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group became a publicly-traded company on The Nasdaq National Market (under the symbol "TRAD") as a result of the December 29, 2000 merger of Omega Research (which has been renamed TradeStation Technologies, Inc.) and onlinetradinginc.com corp. (which has been renamed TradeStation Securities, Inc.). Prior to the merger, each company conducted an independent business: TradeStation Technologies developed and marketed strategy trading software tools and subscription services, and TradeStation Securities provided securities brokerage services to individuals, professionals and small- to mid-sized institutions. TradeStation Securities and TradeStation Technologies are TradeStation Group's two operating subsidiaries. See Note 2 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS.

     Over the past 18 months we have taken a series of steps to transform ourselves from a software company to an Internet-based securities brokerage for institutional, professional and serious, active individual traders - a brokerage which offers an electronic trading platform that seamlessly integrates powerful strategy trading tools, historical and streaming real-time market data, and "intelligent" direct-access order-routing and execution.

     Under our new business model, we seek recurring revenues by offering through our brokerage subsidiary, TradeStation Securities, commission-based direct-access online brokerage services. We believe we will be able to leverage our historical success providing strategy trading tools, and the unique quality and functionality of those tools, to build a sizeable and high-quality brokerage customer base of institutional, professional and serious, active individual traders. We also intend to continue to provide via our technologies subsidiary, TradeStation Technologies, to our registered software customer base and to certain other targeted prospects, Internet subscription services for strategy trading software tools combined with streaming real-time market data. We ceased active marketing of our traditional software products, "client" software products delivered on disks, in May 2000.

     On December 6, 2000, we launched TradeStation Pro, an Internet-based monthly subscription service for serious, active individual and professional traders that includes the premium strategy trading software tools of TradeStation seamlessly integrated with streaming real-time charts and quotes and streaming news. TradeStation Pro will serve as the foundation of the trading platform that will be offered by our brokerage, which will also be branded TradeStation. The release of the TradeStation trading platform - real-time, automated strategy trading tools seamlessly combined with intelligent direct-access order execution services - is expected soon to occur.

     Our principal executive offices are located at 8700 West Flagler Street, Miami, Florida 33174, and our telephone number is (305) 485-7000.

THIS REPORT (PARTICULARLY "ITEM 1. BUSINESS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS") CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS; BUSINESS RISKS."

Industry Background

     Over the past decade, the volume of trading in the world's major stock markets has grown dramatically. For example, from January 1, 1990 to December 31, 2000, average daily trading volume in the Nasdaq market increased at a compound annual rate of 26% from 132.7 million shares to 1.7 billion shares, while on the New York Stock Exchange (NYSE) average daily trading volume increased at a compound annual rate of 18% from 197.6 million shares to 1.2 billion shares. NYSE and Nasdaq market capitalization have grown from approximately $2.3 trillion and $311.0 billion, respectively, as of December 31, 1990 to approximately $12.4 trillion and $3.6 trillion, respectively, as of December 31, 2000. Increased personal wealth and disposable income, greater availability of self-directed investment programs (including employer-sponsored programs) and a trend towards more self-directed individual investing have all contributed to increased public interest in investing in equity securities. This trend has resulted in a greater allocation of investment funds to equity securities, which has increased trading volume.

     Growth in non-U.S. markets has paralleled that of the U.S. markets. From January 1, 1995 to December 31, 2000, average daily trading volume on the London Stock Exchange increased from 880.3 million shares to 1.9 billion shares, and on the Tokyo Stock Exchange from 342.2 million shares to 702.2 million shares. A number of factors have contributed to this growth, including increased availability of market information, a growing trend toward private (rather than governmental) ownership of companies in Europe and Asia, greater access to equity investing, and advances in trading technology. Additionally, growing interest in the opportunities available in global markets, as well as a heightened focus on diversification, have resulted in increased cross-border trading.

     Technological innovation, including development of sophisticated trading software tools, emergence of the Internet, proliferation of online financial market data and information, and market acceptance of electronic brokerage services, appears to have been a major factor in the increase in trading, and, we believe, will continue to stimulate increased trading activity. In the last several years there has been dramatic growth in the electronic brokerage industry. In the early 1990s, several broker-dealers gave customers the ability to enter orders with them through private computer networks. In 1995, broker-dealers introduced the first systems that allowed customers to submit orders through the Internet. Nearly 300 broker-dealers now offer online trading. Approximately 100 of them claim they offer direct-access brokerage services. In fewer than five years, online brokerage has become an important channel for conducting retail brokerage transactions, and Internet-based order execution services are being sought more and more by institutional and other professional and serious, active traders.

     According to estimates by JPMorgan H&Q for the year 2000: 6.6 million new online brokerage accounts were opened to bring the total number of accounts to
19.2 million, an increase of 52.6% over the number of accounts at the end of 1999; assets in online accounts grew 6.5% from $886 million in 1999 to $943 million in 2000; and, while trading volume per online account declined from 15.8 trades per year to 12.0 trades per year, total average daily online equity trades increased 21%, from 739,700 in the fourth quarter of 1999 to 894,700 by the fourth quarter of 2000.

     Analysts estimate that this daily online equity trading volume is highly concentrated in the most actively-traded online accounts. Robertson Stephens estimates that fewer than 10% of all online accounts conduct over 67% of all average daily trades.

     While both brokerage services and financial market data have been available for some time, historically only large institutional investors with access to mainframe or minicomputer-based systems, and direct or personal access to securities exchanges, have had the capability to manipulate, organize and analyze such data to support their trading decisions, and then execute with efficiency those trading decisions. Historically, such organizational and analytical data activities have been expensive and time consuming, and usually performed in the "back office" of institutional traders through custom programming by information technology professionals. With the proliferation of online brokerage services, the increasing and less-expensive accessibility to large quantities of various types of market data, the increasingly-powerful processing capabilities of personal computers, and the rapidly-growing capabilities of the Internet, we believe that serious, active traders, professional and non-professional, are demanding powerful, Internet-based, real-time strategy trading platforms that are seamlessly integrated with the best-available order execution technology. We believe that these traders desire a complete, institutional-quality, Internet-based, trading platform that includes analytical tools which support the design and testing of custom trading strategies, the automation of those strategies in real-time, and the instantaneous execution of those strategies through state-of-the-art direct-access electronic order execution systems. We do not believe there is any branded trading platform available today that provides all of that, and that there exists a significant opportunity for the first company that does.

Products and Services

     Overview -- TradeStation

     Beginning later this year, and for the foreseeable future, our main product service offering is expected to be the TradeStation trading platform, complete with direct-access order-routing and execution services for institutional, professional and serious, active individual traders. Historically, our products and services have consisted of sophisticated brokerage services and real-time strategy trading tools, but not in an integrated trading platform. Our products and services do not provide investment or trading advice or recommendations, or recommend the use of any particular strategy, but rather enable the user to design, test and automate his own, custom trading strategies.

     TradeStation, a registered trademark in the United States, Australia, Canada, the European Community, Indonesia, Korea, Singapore, South Africa and Taiwan, will be the brand name of the new platform through which we will be offering to our brokerage customers real-time, automated strategy trading tools that monitor the markets and trigger direct-access buy and sell orders when the strategy's conditions to buy or sell occur. It is expected soon to be released. We intend to market this platform directly to our registered software and subscription customer base, which numbers more than 100,000, as well as to the broader institutional, professional and serious, active individual trader markets.

     TradeStation has, since its initial release as a strategy trading software program ten years ago, been our flagship product. For the past five years it has also been marketed worldwide to institutional traders on a monthly subscription basis by Telerate, Inc. as a premium tool for the Telerate datafeed service (See "Strategic Relationships" below). It has also served as a strategy trading platform for numerous third-party software applications. Its state-of-the-art technology empowers the trader to design and develop a trading strategy based upon the trader's objective rules and criteria, test the profitability of that trading strategy against historical data, and then computer-automate it to monitor the applicable market and alert the trader in real-time when the criteria of the trading strategy have been met and an order should, therefore, be placed. The principal features of TradeStation which enable the trader to design and develop trading strategies are EasyLanguage and the PowerEditor. EasyLanguage is a proprietary computer language we developed consisting of English-like statements and trading terms which can be input by the trader to describe particular objective rules and criteria. The PowerEditor is a compiler of EasyLanguage statements that provides the trader with considerable flexibility to modify and combine different trading rules and criteria which ultimately result in the design of the trader's trading strategies. EasyLanguage and PowerEditor are also registered trademarks.

     On December 6, 2000, we launched TradeStation Pro. TradeStation Pro is an Internet-based monthly subscription service that includes the strategy trading tools of TradeStation powered by streaming real-time market data. TradeStation Pro also includes, among other features, powerful analytical charting, Level II data, time and sales data, quote lists, market leaders data and streaming news. Most important, however, is that TradeStation Pro is the technological foundation of the TradeStation trading platform that will soon be offered by our brokerage. Subscriptions for TradeStation Pro are currently available for a subscription price of $299.95 per month, or $99.95 per month for our existing customers. For financial information concerning the software products and services segment of our operations, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 17 of Notes to Consolidated Financial Statements - SEGMENT AND RELATED INFORMATION.

     Brokerage Services

     Even though we have not yet released the TradeStation trading platform, our brokerage subsidiary, TradeStation Securities, provides (and for the past four years has provided) securities brokerage services to individual, professional and small- to mid-sized institutions, including hedge funds, money managers, mutual funds and pension funds. TradeStation Securities provides a range of brokerage services, including direct-access online services, and personal services by its registered representatives who execute customers' orders through a direct-access order execution system. Having a "direct-access" order execution system means that both the online services and the firm's trading desks are directly connected to stock exchanges and electronic communication networks or "ECNs." ECNs, such as Archipelago, Island and NexTrade, directly match anonymous buyers and sellers participating on the network. This system often results in the simplest, most direct and speediest execution of orders at the best displayed price. With respect to telephone orders, the brokerage's registered representatives are committed to using the firm's trading desks to obtain the fastest execution and best possible price at the time the customers' orders are taken. The TradeStation trading platform, once released, offers brokerage customers a new level of online trading empowerment by enabling them to design, test and automate simple or complex trading strategies that instantaneously produce direct-access buy or sell orders when the strategies' buy or sell conditions are triggered in the markets.

     Customer accounts are carried on a "fully disclosed" basis by the brokerage's clearing firm, Bear, Stearns Securities Corp. The brokerage executes its customers' equity transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its clients directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a customer's order to purchase, immediately purchase the securities in the market for the brokerage firm, and then sell the securities to the customer. TradeStation Securities does not mark-up its customers' equity transactions. It always charges only an agreed-upon commission and never earns income from marking up or marking down its customers' equity transactions.

     Prior to December 29, 2000, the brokerage operated a small proprietary trading department separate and distinct from all customer commission business. This department operated under strict internal controls. The brokerage charged the proprietary trading desk commission rates above the brokerage's costs, and paid the department a percentage of the trading profits generated. To reduce the risk of losses, long and short positions were monitored by one of the firm's registered principals.

     TradeStation Securities was incorporated in Florida in 1995 as Online Trading Inc. and later changed its name to onlinetradinginc.com corp. and registered to do business under the name OnlineTrading.com. Its name was changed to TradeStation Securities, Inc. on December 29, 2000 in connection with its merger combination with Omega Research (which was renamed TradeStation Technologies, Inc. at that time).

     For financial information concerning the brokerage services segment of our operations, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 17 of Notes to Consolidated Financial Statements
- SEGMENT AND RELATED INFORMATION.

     Software Products and Services

     On January 25, 2000, we launched WindowOnWallStreet.com. WindowOnWallStreet.com is an Internet monthly subscription service that offers browser-based streaming real-time charts and quotes, and streaming news, presented and powered by some of our award-winning trading tools. The features of WindowOnWallStreet.com include state-of-the-art analytical charting, Level II data, time and sales data, quote lists, option chains, market leaders data, streaming news, Internet SmartSearch (a feature that enables the trader to access relevant Internet research services), live ticker, portfolio management, profit/loss tracking, discussion forum, and wireless access. The subscription price currently being offered is $79.95 per month.

     From our formation in 1982 until the end of 1999 our business consisted mainly of the licensing of strategy trading software products produced and distributed to end-user customers on disks. Our current version of these client software products, the 2000i line, which includes TradeStation 2000i, OptionStation 2000i, RadarScreen 2000i and ProSuite 2000i (a combination of the three), was released in February 1999. We discontinued active marketing efforts of the 2000i line in May 2000 as we focused on the marketing of our then-new Internet-based service, WindowOnWallStreet.com, and the completion of our change in business model to a direct-access online brokerage founded on our award-winning TradeStation technology. OptionStation 2000i, also an award-winning technology, is an options trading analysis product for equities, index and futures options that enables traders to explore options trading strategies. RadarScreen 2000i enables traders to scan up to hundreds or thousands, depending upon the data service and computer hardware used, of equities or other securities to identify potential buying or selling opportunities based upon the traders' own trading strategies. It is presently contemplated that both the RadarScreen and OptionStation technology will, at some point, be incorporated into the brokerage's soon-to-be-released TradeStation trading platform. For each of our past three fiscal years, our software products and services operations have been responsible for the majority of our revenues, and client software products in particular have accounted for approximately 35%, 48% and 65% of our total revenues in 2000, 1999, and 1998, respectively.

     For financial information concerning the software products and services segment of our operations, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 17 of Notes to Consolidated Financial Statements - SEGMENT AND RELATED INFORMATION.

Sales and Marketing

     We have marketed our strategy trading software products and subscriptions using a combination of methods, including inbound telesales and, more recently, online sales through our Web sites. Marketing efforts in support of sales have included television advertising and print media, direct mail, advertising on our Web sites, and hundreds of sales seminars conducted annually throughout the United States (which were suspended in February 2000 in connection with our transition to the new business model). As the 2000 year progressed, we substantially decreased marketing efforts and expenditures in order to focus on the completion of the TradeStation trading platform and the design of Web sites and marketing materials to be used once that trading platform is launched. In connection with our transition to the new business model, our marketing and sales methods, and the mix of such methods, have changed and are expected to continue to change significantly.

     Historically, TradeStation Securities' brokerage services have not been actively marketed, its existing brokerage customer base having been built primarily through word-of-mouth recommendations and the acquisition of a small brokerage. However, as we become a securities brokerage service founded on a unique, sophisticated strategy trading platform targeted at institutional, professional and serious, active individual traders, we intend to market that platform aggressively. The mix of television, print, Web-site, direct-mail and in-person marketing methods we use to try to achieve results will likely be continually modified as we test such methods and mixtures and analyze and interpret the results.

     During 2000, we advertised our 2000i software products on a regular basis on the CNBC television network through May. After that, virtually all of our CNBC advertising during 2000 was for WindowOnWallStreet.com. We also advertised 2000i products and WindowOnWallStreet.com in publications popular with traders such as Investor's Business Daily and Technical Analysis of Stocks & Commodities. We have also undertaken periodic promotional mailings to our customer base.

     Less than 10% of our revenues were derived from customers outside of the United States for the years ended December 31, 2000, 1999 and 1998. International revenues are collected in U.S. dollars.

Strategic Relationships

     Clearing Services. Our brokerage's clearing services are provided by Bear, Stearns Securities Corp. pursuant to an industry-standard clearing agreement.

     Telerate Agreement. In August 1994, our technology subsidiary entered into a Software License, Maintenance and Development Agreement with Dow Jones Markets, Inc., now known as Telerate, Inc., and a subsidiary of Bridge Information Systems, Inc., under which we license to Telerate the right to market and distribute TradeStation to its data subscribers worldwide, who are primarily institutional traders. This agreement expires in January 2002. The agreement requires Telerate to pay to us a per-subscription royalty, subject to minimum annual royalties which escalate each year of the agreement. In February 2001, Bridge Information Systems, the parent company of Telerate, commenced a reorganization under Chapter 11 of the federal bankruptcy code. Telerate's payments to us were current at the time of the bankruptcy filing; however, Telerate is currently taking the position that approximately $715,000 of the $8.0 million of royalties due us in this final contract year are part of the "pre-petition" estate in the Chapter 11 bankruptcy. If our agreement is assumed as part of the plan of reorganization, that $715,000 will be paid in full. Although no assurance can be given, we have no reason to believe that payments to us will not continue to be made or that the agreement will not be assumed in the plan of reorganization.

     Market Data Services. The real-time market data included in our Internet subscription services are licensed from S&P ComStock, Inc.

     Compatible Third-Party Products. We developed our principal software products as "platform applications," unique and valuable software applications that also serve as platforms for third-party software applications which add value to the products. Our platforms were designed to be open and extendible, encouraging the development of as many complementary third-party software applications as possible. To date, numerous independent software developers have developed specific trading strategies or other trading applications for our platforms. This is attributable chiefly to EasyLanguage, our proprietary computer language comprised of English-like statements and trading terms that can be used by traders and third-party developers to describe their own trading rules and criteria. The Internet-based version of TradeStation also serves as an open platform for third-party developers who wish to use EasyLanguage to design compatible software products.

Technology Development

     We believe that our success depends on our ability to integrate our unique, Internet-based strategy trading technologies with state-of-the-art intelligent direct-access order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user-education and other training materials internally, but this, too, may change to some extent. In 2000, 1999 and 1998, technology development expenses were approximately $7.6 million, $4.9 million and $3.3 million, respectively. As of December 31, 2000, our technology development team was comprised of 80 persons, as compared to 72 as of December 31, 1999, an 11% increase.

     We view our technology development cycle as a four-step process to achieve technical feasibility. The first step is to conceptualize in detail the defining features and functions that we believe our targeted market requires from the product or service, and to undertake a cost-benefit analysis to determine the proper scope and integration of such features and functions. Once the functional requirements of the product or service have been determined, the second step is to technically design the product or service. The third step is the detailed implementation, or engineering, of this technical design. The fourth step is rigorous quality assurance testing to ensure that the final product or service generally meets the functional requirements determined in the first step. Several refinements are typically added in the quality assurance phase of development. Once this process is completed, technological feasibility has been achieved and the working model is available for final testing.

     The market for strategy trading tools, streaming real-time market data and news services, and online order execution services is characterized by rapidly changing technology, evolving industry standards in computer hardware, programming tools and languages, operating systems, database technology and information delivery systems, changes in customer requirements and frequent new product and service introductions and enhancements. Our success will depend in part upon our ability to develop and maintain competitive technologies and to develop and introduce new products and services in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that we will be able to develop and market, on a timely basis, if at all, new products and services that fulfill the objectives of our new business model, respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in the development and implementation of our new business model or introduction of new products and services or enhancements could cause customers to delay or decide against the use of our products and services and would have a material adverse effect on our business, financial condition and results of operations.

Customer Support and Training

     We provide customer support and product-use training in the following ways:

     Customer Support. We provide telephone customer support to our brokerage customers with a trained customer service team. We provide technical support to our software and subscription customers by telephone, electronic mail and fax. We also provide a substantial amount of technical support information on our Web sites. Following our release of the TradeStation trading platform we intend to coordinate our brokerage and technical support services for our brokerage customers who use the platform.

     Product-use Training. We consider user education important to try to ensure that our customers increase their ability to use our products and services fully and effectively. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites. We are in the process of developing online tutorials that will help our brokerage customers learn to use and take full advantage of the sophisticated technology of the TradeStation trading platform.

Competition

     The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry of online brokerage services, Internet-based real-time market data services, and trading analysis software tools. Our new business model embraces this evolution and consolidation. However, we believe that due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to operate and support efficient, materially error-free Internet-based systems; market conditions, such as recession; product and service functionality; data availability; ease of use; pricing; reliability; customer service and support; and sales and marketing efforts.

     We face direct competition from several publicly-traded and privately-held companies, principally online brokerages, including providers of direct-access order execution services. Our competitors will include the nearly 300 online brokerages currently active in the United States, including, A.B. Watley, Inc., Ameritrade, Inc. (including TradeCast Securities, Ltd.), Charles Schwab & Co., Inc. (including CyberCorp.), CSFBdirect (formerly DLJdirect), Datek Online Holdings Corporation, Discover Brokerage Direct, Inc., E*Trade Group, Inc., Fidelity Brokerage Services, Inc., JPMorgan, Merrill Lynch Direct, Morgan Stanley Dean Witter, National Discount Brokers, Quick & Reilly, Inc., REDI Products, a division of Spear, Leeds & Kellogg, Scottrade, SURETRADE, Inc., Track Data Corporation, TRADESCAPE.com Inc. and Waterhouse Securities, Inc. Those brokers currently serve, in the aggregate, more than 90% of existing online accounts, and many are focusing on attracting more active traders to use their services. Approximately 100 online brokerages currently claim to offer direct-access service. There can be no assurance that we will be able to compete effectively with our competitors, adequately educate potential customers as to the benefits that our products and services provide, or continue to offer such products and services.

     Many of our existing and potential competitors, which include (1) large, established software or Internet companies that do not currently focus on order execution services or strategy trading software, and (2) large online, discount and traditional national brokerages and financial service institutions that are focusing more closely on online services, including direct-access services, and trading analysis tools and real-time market data for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than do we.

     One or more of these competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than do we. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly than us to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our new business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

     Our success is and will be heavily dependent on proprietary software technology, including Internet, Web-site and order-execution technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We have provisional patent applications, which we are in the process of formalizing, pending for the TradeStation trading platform, but software patents, particularly Internet-related software patents, are increasingly difficult to obtain, and there can be no assurance that we will obtain a patent or patents broad enough in scope to have value, or obtain a patent at all. We have not to date registered any of our copyrights, but are in the process of doing so.

     We have obtained trademark registrations for the TradeStation mark in the United States, Australia, Canada, the European Community, Indonesia, Korea, Singapore, South Africa and Taiwan. We have obtained registrations for the OptionStation mark in the United States, Canada and the European Community. We have obtained registration in the United States for the marks ActivityBar, EasyLanguage, GlobalServer, HistoryBank.com, Omega Research, OmegaWorld, OnlineTrading.com, PowerEditor, ProbabilityMap, ProSuite, RadarScreen, SuperCharts, Test Before You Trade and Window On WallStreet.

     We use a "click-wrap" license on our Web sites for online orders of client software products, and in our client software products for telephone sales, and use an online subscription agreement for our Internet subscription services, each directed to users of those products and services, in order to protect our copyrights and trade secrets and to prevent such users from commercially exploiting such copyrights and trade secrets for their own gain. Since these licenses are not physically signed by the licensees, certain authorities believe that they may not be enforceable under certain state laws and the laws of many foreign jurisdictions.

     Despite our efforts to protect our proprietary rights, unauthorized parties copy or otherwise obtain, use or exploit our software or technology independently. Policing unauthorized use of our software technology is difficult, and we are unable to determine the extent to which piracy of our software technology exists. Piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet, including our substantially increased use of the Internet in connection with our new business model. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries, including some in which we may attempt to expand sales efforts. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

     There has been substantial litigation in the software industry involving intellectual property rights. We do not believe that we are infringing, or that any technology in development will infringe, the intellectual property rights of others. The risk of infringement by us is heightened with respect to our new business model technology in development, as that technology has not stood any "test of time" as has our legacy client software technology. There can be no assurance that infringement claims would not have a material adverse effect on our business, financial condition and results of operations. In addition, to the extent that we acquire or license a portion of the software or data included in our products or services from third parties (all data is licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. In the future, litigation may be necessary to establish, enforce and protect trade secrets, copyrights, trademarks and other intellectual property rights. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

     Our brokerage subsidiary, TradeStation Securities, is subject to extensive securities industry regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including: sales methods; trade practices among broker-dealers; use and safe-keeping of customers' funds and securities; arrangements with clearing houses; capital structure; record keeping; conduct of directors, officers and employees; and supervision. To the extent TradeStation Securities solicits orders from customers or makes investment recommendations, it is subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to its customers.

     TradeStation Securities' mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD"), the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerages that target an active trader customer base.

     The SEC, the NASD and other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders to, enjoin, suspend or expel a broker-dealer or any of its officers or employees.

     Marketing campaigns by TradeStation Securities to bring brand name recognition to it and to promote the benefit of its services, such as the anticipated TradeStation trading platform and its intelligent, direct-access electronic order execution, are regulated by the NASD, and all marketing materials must be reviewed by an appropriately-licensed TradeStation Securities principal prior to release, and must conform to standards articulated by the SEC and NASD. The NASD may request that revisions be made to marketing materials, and can impose certain penalties for violations of its advertising regulations, including censures or fines, a requirement of advance regulatory approval of all advertising, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or any of its officers or employees.

     The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and it could ultimately lead to the firm's liquidation.

     TradeStation Securities is registered as a broker-dealer in every U.S. state and the District of Columbia, and is subject to regulation under the laws of those jurisdictions, including registration requirements and being subject to sanctions if a determination of misconduct is made.

     It is possible that other federal or state agencies will attempt to regulate TradeStation Securities' current and planned online and other electronic activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, pricing, content and quality of goods and services as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress had held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations, not only with respect to online brokerage services, but other online services we provide and plan to provide.

Such laws, rules and regulations, if and when enacted, could have a material adverse effect on our business, financial condition, results of operations and prospects.

     TradeStation Securities is a member of SIPC. SIPC provides protection of up to $500,000 for each brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. TradeStation Securities' customer accounts are carried on the books and records of its clearing firm. The clearing firm has purchased insurance from Travelers Casualty and Surety Company that provides protection for the accounts that is supplemental to SIPC protection.

Employees

     As of December 31, 2000, we had 287 full-time equivalent employees consisting of 80 in technology development, including software engineering, product management, user education and quality assurance, 136 in sales and marketing relating to brokerage services, subscriptions and software products, including customer support and order fulfillment, 8 in data delivery services and 63 in general administration, including executive management, finance, information technology services and administration. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

     Our future success depends, in significant part, upon the continued service of our key senior management, technology and sales and marketing personnel. The loss of the services of one or more of these key employees could have a material adverse effect on us. There can be no assurance that we will be able to retain our key personnel. Departures and additions of personnel, to the extent disruptive, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Miami, Florida, in a leased facility consisting of approximately 60,500 square feet of office space pursuant to a lease that expires August 2002. Our brokerage operations are conducted chiefly from 11,800 square feet of office facilities in Boca Raton, Florida pursuant to a lease that expires in 2007. The brokerage also has small branch offices in Osterville, Massachusetts, Pittsburgh, Pennsylvania, and Hudson and Cincinnati, Ohio. We lease an additional facility in Boca Raton, Florida, consisting of approximately 6,000 square feet of space, which is used for additional technology development and data services operations. That lease expires January 1, 2005, and has a five-year renewal option. We also have an approximate 13,500 square foot leased facility in Richardson, Texas from which certain data services development and technical operations are conducted. That lease expires July 31, 2002, and has a three-year renewal option. We also lease space for our server farms at two co-location sites in Dallas, Texas and Miami, Florida. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against TradeStation Securities (then named onlinetradinginc.com corp.), Barry Goodman, Jan Bevivino, William L. Mark and Bear, Stearns Securities Corp. Following a successful motion by the defendants to compel arbitration, the defendants received notification from NASD Dispute Resolution, Inc. that the Whighams had filed a statement of claim and initiated arbitration against all parties named in the former civil action. The Whighams have alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that TradeStation Securities aided and abetted Mr. Goodman in violation of c.110A. The Whighams have also made allegations of excessive trading, excessive commissions, negligent supervision and fraud in violation of 18 U.S.C. ss 1962. The Whighams seek total alleged damages of $561,000 plus interest, costs, fees and treble damages. We believe the claim to be without merit, however, there can be no assurance that our defense of the claim will be successful.

     In addition to the above-described dispute, we are engaged in litigation incidental to, and part of the ordinary course of, our business. We do not believe that the results of any such pending litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TradeStation Group became a publicly-traded company in January 2001 as a result of the December 29, 2000 merger of Omega Research and onlinetradinginc.com, the shares of which were traded publicly on The Nasdaq National Market and The Nasdaq SmallCap Market, respectively, through that date. Accordingly, no matters were submitted to a vote of security holders of TradeStation Group during the fourth quarter of 2000.

     On December 29, 2000, the shareholders of Omega Research and onlinetradinginc.com voted at special meetings to approve the merger. The votes cast by the shareholders of Omega Research were as follows: 19,556,843 shares of common stock were voted in favor of the merger (representing 79.5% of the total shares of Omega Research's common stock outstanding on the record date); 7,165 shares were voted against the merger; and 8,400 shares abstained from voting on the merger. The votes cast by the shareholders of onlinetradinginc.com were as follows: 10,166,732 shares of common stock were voted in favor of the merger (representing 88.5% of the total shares of onlinetradinginc.com's common stock outstanding on the record date); 6,650 shares were voted against the merger; and no shares abstained from voting on the merger.

     At their December 29, 2000 special meeting, the shareholders of Omega Research also approved an increase from 4.5 million to 7.5 million of the number of shares reserved for issuance under what is now our incentive stock plan. The votes cast by the shareholders of Omega Research were as follows: 19,077,239 shares of common stock were voted in favor of approval of the amendment (representing 97.5% of the total shares voting on the amendment); 482,769 shares were voted against approval of the amendment; and 12,400 shares abstained from voting on the amendment.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

     Our common stock, par value $.01 per share, has been listed on The Nasdaq National Market under the symbol "TRAD" as of January 2, 2001. Prior to that time, the predecessor company's common stock was listed under the symbol "OMGA."

     The high and low closing sales prices based on actual transactions on The Nasdaq National Market during each of the quarters presented are as follows:

                                           Closing Sales Price
                                     ------------------------------
                                         High               Low
                                     -------------    -------------
        1999:

            First Quarter            $  14 5/16       $  2 15/16
            Second Quarter              12 7/8           8
            Third Quarter               12 7/16          3 7/8
            Fourth Quarter              10               3 13/16

        2000:

            First Quarter            $  8 1/8         $  4 5/8
            Second Quarter              4 7/16           2 1/2
            Third Quarter               3 3/4            2 1/2
            Fourth Quarter              2 7/8            1 3/4

     As of March 22, 2001, there were 43 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 5,650 beneficial owners.

Dividend Policy

    We currently expect operating losses for at least the next few quarters and intend to retain any future earnings to finance our growth and development. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2000, 1999 or 1998.

Recent Sales of Unregistered Securities

    During the three months ended December 31, 2000, we issued to ten employees options to purchase 28,744 shares (after giving effect to the exchange ratio pursuant to the December 29, 2000 merger) of our common stock pursuant to stock option agreements assumed by TradeStation Group pursuant to the merger. Those options were issued pursuant to the incentive stock plans of TradeStation Technologies and TradeStation Securities prior to the merger. All such options vest ratably over a five-year period and are exercisable at prices ranging from $1.72 to $2.59 per share, which was the fair market value of our common stock (after giving effect to the merger) on the date on which the options were granted. The options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

    All the foregoing options were granted in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, we did not issue or sell any unregistered securities during the fourth quarter of 2000.

Use of Proceeds

    TradeStation Securities (then known as onlinetradinginc.com corp.) effected an initial public offering pursuant to a Registration Statement on Form SB-2 (File No. 333-75119), which was declared effective by the Securities and Exchange Commission on June 11, 1999. For a description of the use of proceeds from such offering, see Item 2 in Part II of onlinetradinginc.com corp.'s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Operations Data presented below for each of the years in the three-year period ended December 31, 2000, and the Consolidated Balance Sheet Data as of December 31, 2000 and 1999, have been derived from our Consolidated Financial Statements included on pages F-1 through F-28 of this report, which have been audited by Arthur Andersen LLP. The Consolidated Statement of Operations Data presented below for each of the years in the two-year period ended December 31, 1997, and the Consolidated Balance Sheet Data as of December 31, 1998, 1997 and 1996, have been derived from audited financial statements not included in this report. See also Note 18 of Notes to Consolidated Financial Statements for quarterly financial information for fiscal years 2000 and 1999.

                                                                  YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                     2000       1999       1998       1997       1996
                                                     ----       ----       ----       ----       ----
                                                                        (In thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Revenues:
   Brokerage fees ...............................  $ 17,100   $  9,472   $  5,526  $  3,674   $  1,389
   Subscription fees ............................     8,170        304         --        --         --
   Licensing fees (2) ...........................    18,343     16,218     22,005    24,365     13,943
   Other ........................................     9,313      7,525      6,313     4,861      3,912
                                                   --------   --------   --------  --------   --------
       Total revenues ...........................    52,926     33,519     33,844    32,900     19,244
                                                   --------   --------   --------  --------   --------
Operating expenses:
   Clearing and other transaction costs .........     4,787      2,708      1,840     1,592        620
   Data delivery and related costs ..............     4,575         81         --        --         --
   Inventory and handling costs .................     1,245      3,085      2,969     3,007      2,577
   Technology development .......................     7,555      4,932      3,319     1,891      1,041
   Sales and marketing ..........................    26,435     20,824     14,721    10,503      4,869
   General and administrative ...................    11,915      6,785      8,578     6,936      3,140
   Amortization of goodwill and other intangibles     5,979      1,033          2         2         12
   Merger related costs .........................     3,800         --         --        --         --
                                                   --------   --------   --------  --------   --------
       Total operating expenses .................    66,291     39,448     31,429    23,931     12,259
                                                   --------   --------   --------  --------   --------

       (Loss) income from operations ............   (13,365)    (5,929)     2,415     8,969      6,985
Other income (expense), net .....................     1,293      1,653        752       (51)       199
                                                   --------   --------   --------  --------   --------
       (Loss) income before income taxes ........   (12,072)    (4,276)     3,167     8,918      7,184

Income tax provision (benefit) ..................     1,403     (1,634)     1,104      (937)        15
                                                   --------   --------   --------  --------   --------

       Historical net (loss) income ............   $(13,475)  $ (2,642)  $  2,063  $  9,855   $  7,169
                                                   ========   ========   ========  ========   ========

       Pro forma net income (3) .................       N/A        N/A        N/A  $  5,432   $  4,372
                                                                                   ========   ========


                                                                       YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                          2000       1999       1998       1997      1996
                                                          ----       -----      ----       ----      ----
                                                               (In thousands, except per share data)
Historical (loss) earnings per share:
   Basic ............................                   $ (0.31)   $ (0.07)    $  0.06   $  0.28   $  0.21
   Diluted ..........................                     (0.31)     (0.07)       0.05      0.28      0.20
Pro forma earnings per share (3):
   Basic ............................                       N/A         N/A        N/A      0.16      0.13
   Diluted ..........................                       N/A         N/A        N/A      0.15      0.12
Weighted average shares outstanding:
   Basic ............................                    43,956      40,065     36,756    34,672    33,981
   Diluted ..........................                    43,956      40,065     37,968    35,385    35,042

                                                                            DECEMBER 31,
                                                       ----------------------------------------------
                                                           2000     1999     1998      1997     1996
                                                           ----     ----     ----      ----     ----
                                                                        (In thousands)
CONSOLIDATED BALANCE SHEET DATA (1):
Cash and cash equivalents..............................   $18,395  $17,304  $ 8,443  $12,542  $   351
Total assets ...........................................   50,354   58,920   31,797   28,812    6,981
Capital lease obligations ..............................      214      112       --       --       --
Subordinated loans .....................................       --       --      525      500      500
Shareholders' equity ...................................   39,025   51,740   28,120   25,726    5,348

-------------

(1) The selected financial data as of and for the five years ended December 31, 2000 has been restated to reflect the December 29, 2000 merger of TradeStation Technologies, Inc. (formerly known as Omega Research, Inc.) and TradeStation Securities, Inc. (formerly known as onlinetradinginc.com corp.) under the pooling-of-interests method of accounting. See Note 2 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS.

(2) Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. Upon the release of our 2000i product line, we began recognizing sales on an as due basis in accordance with the payment terms of the sale (generally over a period of 12 to 16 months). See
     Note 1 of Notes to Consolidated Financial Statements - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

(3) Our predecessor company, TradeStation Technologies (then known as Omega Research), was treated as an S corporation for federal and state income tax purposes prior to September 30, 1997. Pro forma income taxes have been provided as if we had been a C corporation for all periods prior to September 30, 1997. In addition, upon terminating our S corporation election, we were required to record a non-recurring credit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report.

Overview

     TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group became a publicly-traded company on The Nasdaq National Market (under the symbol "TRAD") as a result of the December 29, 2000 merger of Omega Research (which has been renamed TradeStation Technologies, Inc.) and onlinetradinginc.com corp. (which has been renamed TradeStation Securities, Inc.). Prior to the merger, each company conducted an independent business: TradeStation Technologies developed and marketed strategy trading software tools and subscription services, and TradeStation Securities provided securities brokerage services to individuals, professionals and small- to mid-sized institutions. TradeStation Securities and TradeStation Technologies are TradeStation Group's two operating subsidiaries. See Note 2 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS.

     Over the past 18 months, we have taken a series of steps to transform ourselves from a software company to an Internet-based securities brokerage for institutional, professional and serious, active individual traders - a brokerage which offers an electronic trading platform that seamlessly integrates powerful strategy trading tools, historical and streaming real-time market data, and "intelligent" direct-access order-routing and execution.

     Under the new business model, we seek recurring revenues by offering through our brokerage subsidiary, TradeStation Securities, commission-based direct-access online brokerage services. We believe we will be able to leverage our historical success providing strategy trading tools, and the unique quality and functionality of those tools, to build a sizeable and high-quality brokerage customer base of institutional, professional and serious, active individual traders. We also intend to continue to provide via our technologies subsidiary, TradeStation Technologies, to our registered software customer base and to certain other targeted prospects, Internet subscription services for strategy trading software tools combined with streaming real-time market data. We ceased active marketing of our traditional software products, "client" software products delivered on disks, in May 2000.

     On December 6, 2000, we launched TradeStation Pro, an Internet-based monthly subscription service for serious, active individual and professional traders that includes the premium strategy trading software tools of TradeStation seamlessly integrated with streaming real-time charts and quotes and streaming news. TradeStation Pro will serve as the foundation of the trading platform that will be offered by the brokerage, which will also be branded TradeStation. The release of the TradeStation trading platform - real-time, automated strategy trading tools seamlessly combined with intelligent direct-access order execution services - is expected soon to occur.

     On January 25, 2000, we launched WindowOnWallStreet.com. WindowOnWallStreet.com is an Internet monthly subscription service that offers browser-based streaming real-time charts and quotes, and streaming news, presented and powered by some of our award-winning trading tools. The features of WindowOnWallStreet.com include state-of-the-art analytical charting, Level II data, time and sales data, quote lists, option chains, market leaders data, streaming news, Internet SmartSearch (a feature that enables the trader to access relevant Internet research services), live ticker, portfolio management, profit/loss tracking, discussion forum, and wireless access. The subscription price currently being offered is $79.95 per month. The WindowOnWallStreet.com service was launched as a result of our October 1999 acquisition of Window On WallStreet. See Note 2 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS.

Results of Operations

     The results of operations for the three years ended December 31, 2000 have been restated to reflect the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities under the pooling-of-interests method of accounting. See Note 2 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS. Since the merger combined two companies that conducted independent businesses, one offering brokerage services and the other offering software products and services, we deemed it appropriate to report results of operations as two operating segments. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment:

                                                                YEAR ENDED                       YEAR ENDED
                                                             DECEMBER  31, 2000               DECEMBER  31, 1999
                                                         -----------------------------   -----------------------------
                                                         Software                        Software
                                                         Products                        Products
                                                           And      Brokerage              And      Brokerage
                                                         Services   Services    Total    Services   Services   Total
                                                         --------   ---------   -----    --------   ---------  -----
                                                                (In thousands)                     (In thousands)
Revenues:
   Brokerage fees .....................................  $     --   $ 17,100  $ 17,100   $     --   $  9,472  $  9,472
   Subscription fees ..................................     8,170         --     8,170        304         --       304
   Licensing fees .....................................    18,343         --    18,343     16,218         --    16,218
   Other ..............................................     8,479        834     9,313      7,214        311     7,525
                                                         --------   --------  --------   --------   --------  --------
       Total revenues .................................    34,992     17,934    52,926     23,736      9,783    33,519
Operating expenses:
   Clearing and other transaction costs ...............        --      4,787     4,787         --      2,708     2,708
   Data delivery and related costs ....................     4,575         --     4,575         81         --        81
   Inventory and handling costs .......................     1,245         --     1,245      3,085         --     3,085
   Technology development .............................     6,854        701     7,555      4,652        280     4,932
   Sales and marketing ................................    20,429      6,006    26,435     16,927      3,897    20,824
   General and administrative .........................     8,459      3,456    11,915      4,534      2,251     6,785
   Amortization of goodwill and other intangibles......     5,438        541     5,979        938         95     1,033
   Merger related costs ...............................     2,510      1,290     3,800         --         --        --
                                                         --------   --------  --------   --------   --------  --------
       Total operating expenses .......................    49,510     16,781    66,291     30,217      9,231    39,448
                                                         --------   --------  --------   --------   --------  --------
       (Loss) income from operations ..................  $(14,518)  $  1,153  $(13,365)  $ (6,481)  $    552  $ (5,929)
                                                         ========   ========  ========   ========   ========  ========

                                                          YEAR ENDED
                                                      DECEMBER  31, 1998
                                                  --------------------------
                                                  Software
                                                  Products
                                                    And     Brokerage
                                                  Services  Services   Total
                                                  --------  --------- -------
                                                        (In thousands)
Revenues:
   Brokerage fees ...............................  $    --  $ 5,526   $ 5,526
   Subscription fees ............................       --       --        --
   Licensing fees ...............................   22,005       --    22,005
   Other ........................................    6,212      101     6,313
                                                   -------  -------   -------
       Total revenues ...........................   28,217    5,627    33,844
Operating expenses:
   Clearing and other transaction costs .........       --    1,840     1,840
   Data delivery and related costs ..............       --       --        --
   Inventory and handling costs .................    2,969       --     2,969
   Technology development .......................    3,319       --     3,319
   Sales and marketing ..........................   13,211    1,510    14,721
   General and administrative ...................    6,135    2,443     8,578
   Amortization of goodwill and other intangibles       --        2         2
   Merger related costs .........................       --       --        --
                                                   -------  -------   -------
       Total operating expenses .................   25,634    5,795    31,429
                                                   -------  -------   -------
       Income (loss) from operations ............  $ 2,583  $  (168)  $ 2,415
                                                   =======  =======   =======

Years Ended December 31, 2000 and 1999

Overall

     Total revenues increased $19.4 million, or 58%, from $33.5 million in 1999 to $52.9 million in 2000 due primarily to an increase in subscription fees (from our software products and services segment) and brokerage fees (from our brokerage services segment).

     Loss from operations was $13.4 million in 2000, an increase of $7.4 million, as compared to $5.9 million during 1999. This increase was due primarily to increased amortization of goodwill and intangibles of $4.9 million and $3.8 million of merger related costs associated with the merger of TradeStation Technologies and TradeStation Securities, partially offset by the increase in revenues. The merger related costs were comprised of approximately $1.6 million in banking fees, $1.2 million in legal, accounting and tax service fees, $0.6 million in severance expenses and $0.4 million in printing and miscellaneous expenses. Exclusive of merger costs, loss from operations was approximately 18% of total revenues for both 2000 and 1999.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues increased $8.2 million, or 83%, from $9.8 million in 1999 to $17.9 million in 2000.

     Brokerage Fees. Brokerage fees are comprised primarily of commission income earned from brokerage transactions. Brokerage fees increased $7.6 million, or 81%, from $9.5 million in 1999 to $17.1 million in 2000, due primarily to continued customer growth and the December 1999 acquisition of the customer accounts of Newport Discount Brokerage, Inc. ("Newport"). See Note 3 of Notes to Consolidated Financial Statements - ACQUISITION OF CERTAIN INTANGIBLES.

     Other Revenues. Other revenues consist primarily of interest earned from an interest revenue sharing arrangement with the brokerage's clearing firm. Other revenues increased $523,000, or 168%, from $311,000 in 1999 to $834,000 in 2000.
The increase was due primarily to a favorable change in the interest revenue sharing arrangement with the clearing firm and the increase of customer balances being maintained by the clearing firm.

Operating Expenses

     Clearing and Other Transaction Costs. Clearing and other transaction costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. These costs increased $2.1 million, or 77%, from $2.7 million in 1999 to $4.8 million in 2000, as a result of the increase in volume of transactions, the December 1999 acquisition of clients from Newport and the cost of maintaining third-party clearing agreements. However, clearing and other transaction costs as a percentage of brokerage fees revenue improved to 28% in 2000, as compared to 29% in 1999, due to more favorable clearing rates, partially offset by increased commissions paid to third-party broker-dealers.

     Technology Development. Technology development expenses include the costs to develop a new direct-access order-execution system, comprised primarily of consulting and professional fees. Technology development expenses increased $421,000, or 151%, from $280,000 in 1999 to $701,000 in 2000 due to the development of that order-execution system.

     Sales and Marketing. Sales and marketing expenses have consisted primarily of brokers' commissions, other personnel costs for order desk and customer support centers, and data and information tools used by sales and broker personnel. Sales and marketing expenses increased $2.1 million, or 54%, from $3.9 million in 1999 to $6.0 million in 2000, due primarily to increased personnel and related costs of $1.8 million and, to a lesser extent, increased costs related to data and information tools. Increased personnel costs were due primarily to increased brokers' commissions of $805,000 as a result of increased brokerage fees, and order desk and customer support personnel increasing from 11 at the end of 1999 to 38 at December 31, 2000. Sales and marketing expenses, as a percentage of total revenues, improved from 40% in 1999 to 33% in 2000, due primarily to reduced commissions as a percentage of brokerage fees as a result of a majority of brokerage fee growth being attributable to online accounts. We believe that the absolute dollar amount of sales and marketing expenses in the future will depend on the extent to which brokerage services are aggressively marketed and the rate of customer account growth.

     General and Administrative. General and administrative expenses consist primarily of employee-related costs for: executive, finance and administrative employees; professional fees; telecommunications; rent; and other facility expenses. General and administrative expenses increased from $2.3 million in 1999 to $3.5 million in 2000, due primarily to increases in personnel and related costs of $554,000, facility expenses of $259,000, and, to a lesser extent, increased telecommunications and insurance. General and administrative expenses as a percentage of total revenues improved from 23% in 1999 to 19% in 2000, due primarily to increased revenues.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles includes amortization of intangible assets from the December 1999 acquisition of the Newport customer accounts, accounted for under the purchase method of accounting and being amortized over a period of five years. See Note 3 of Notes to Consolidated Financial Statements - ACQUISITION OF CERTAIN INTANGIBLES. Amortization of goodwill and other intangibles also includes amortization of a domain name. Amortization of goodwill and other intangibles was approximately $541,000 in 2000 and $95,000 in 1999.

     Merger Related Costs. During the fourth quarter of 2000, our brokerage services segment recorded $1.3 million of merger related costs associated with the merger of TradeStation Technologies and TradeStation Securities.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues increased $11.3 million, or 47%, from $23.7 million in 1999 to $35.0 million in 2000.

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees increased $7.9 million, from $304,000 in 1999 to $8.2 million in 2000, due primarily to the January 25, 2000 launch of WindowOnWallStreet.com, which contributed $7.1 million during the period. In the future, as a result of our focus on building the brokerage business, it is expected that subscription fees will decrease quarter over quarter.

     Licensing Fees. Licensing fees are derived from sales of client software products. Licensing fees increased $2.1 million, or 13%, from $16.2 million in 1999 to $18.3 million in 2000, due primarily to a change in recognition of revenue in 1999. Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. In 1999, upon the release of the 2000i product line, we began recognizing sales on an as due basis in accordance with the payment terms of the sale (generally over a period of 12 to 16 months). Licensing fees for 2000 were higher than for 1999 due to the recognition of 1999 sales in accordance with their payment dates, a large portion of which occurred during 2000. The change in revenue recognition resulted from changes in the facts and circumstances surrounding product sales, including introduction of a new, higher-priced product and longer financing terms, which were deemed to alter the predictability of return reserves and the future collectibility of receivables. As a result of our discontinuation in May 2000 of active marketing of client software products and our future focus on building the brokerage business, it is expected that licensing fees will materially decrease quarter over quarter.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our products and, to a lesser extent, income from our annual conference that is designed to highlight the benefits of trading strategy development. Other revenues increased $1.3 million, or 18%, from $7.2 million in 1999 to $8.5 million in 2000. The increase was due primarily to minimum royalties under the license agreement with Telerate increasing by $2.0 million, partially offset by decreases in end-of-day data vendor royalties and a decrease in revenues generated from our annual conference.

Operating Expenses

     Data Delivery and Related Costs. Data delivery and related costs consist primarily of expenses related to the operation, maintenance and support of server farms, and data distribution and exchange fees, including certain personnel costs. Data delivery and related costs for 2000 were approximately $4.6 million, or 56%, of subscription fees revenue, compared to $81,000 in 1999. The increase is due primarily to the launch of the WindowOnWallStreet.com subscription service on January 25, 2000.

     Inventory and Handling Costs. Inventory and handling costs consist primarily of costs related to product media, packaging and storage of inventory, and shipping. Inventory and handling costs decreased $1.8 million, or 60%, from approximately $3.1 million in 1999 to approximately $1.2 million in 2000, due to decreased shipments of client software during 2000 as compared to the prior year. Inventory and handling costs as a percentage of licensing fees decreased from 19% in 1999 to 7% in 2000, due primarily to a shift in the recognition of 2000i licensing fee revenue from upon shipment to an as due basis in accordance with the payment terms of the sale. Inventory and handling costs are expected to continue to decrease in connection with our new business model.

     Technology Development. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products and services; testing of products and services; and the creation of documentation and other user education materials. These expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, and consulting fees. Technology development expenses increased $2.2 million, or 47%, from $4.7 million in 1999 to $6.9 million in 2000, due primarily to technology development personnel increasing 60%, from 50 at September 30, 1999 (the month prior to the Window On WallStreet acquisition) to 80 at December 31, 2000. Technology development expenses as a percentage of total revenues was approximately 20% in both 2000 and 1999. We anticipate that the absolute dollar amount of technology development expenses will increase for the foreseeable future as we develop new products and services and enhance those products and services in connection with our new business model.

     Sales and Marketing. Sales and marketing expenses have consisted primarily of marketing programs, including advertising, brochures, direct mail programs and seminars, to promote subscription services and client software products to customers; sales commissions; personnel costs for marketing and customer support centers; and Web site maintenance and administration costs. Sales and marketing expenses increased from $16.9 million in 1999 to $20.4 million in 2000, due primarily to increased advertising of $5.2 million (primarily television advertising), partially offset by decreased personnel and related costs of $1.3 million related to the restructuring of the sales team at the end of the first quarter of 2000, and, to a lesser extent, decreased travel costs of $381,000 related to the discontinuation of sales seminars. Sales and marketing expenses as a percentage of total revenues decreased from 71% in 1999 to 58% in 2000 due primarily to increased revenues.

     General and Administrative. General and administrative expenses consist primarily of: employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; and other facility expenses. General and administrative expenses increased from $4.5 million in 1999 to $8.5 million in 2000, due primarily to increases in personnel costs of $1.2 million, facility expenses of $1.2 million, and consulting and professional fees of $1.0 million. In addition, approximately 22% of the overall increase in general and administrative expenses is related to the addition of administrative costs associated with Window On WallStreet's operations. General and administrative expenses as a percentage of total revenues were 24% in 2000 as compared to 19% in 1999. We believe that the absolute dollar amount of our general and administrative expenses in the future will depend, to a large extent, on the level of hiring of additional personnel to support our expected growth.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles includes amortization related to the October 1999 acquisition of Window on WallStreet accounted for under the purchase method of accounting and being amortized over periods ranging from three to four years. See Note 2 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS. Amortization of goodwill and other intangibles also includes amortization of data rights. Amortization of goodwill and other intangibles was approximately $5.4 million in 2000 and $938,000 in 1999.

     Merger Related Costs. During the fourth quarter of 2000, our software products and services segment recorded $2.5 million of merger related costs associated with the merger of TradeStation Technologies and TradeStation Securities.

Years Ended December 31, 1999 and 1998

Overall

     Total revenues decreased 1%, from $33.8 million in 1998 to $33.5 million in 1999. Loss from operations was $5.9 million in 1999 as compared to income from operations of $2.4 million in 1998. Increased loss from operations was related primarily to the software products and services segment.

Brokerage Services Segment

     Total Revenues. Total revenues increased $4.2 million, or 74%, from $5.6 million in 1998 to $9.8 million in 1999.

Revenues

     Brokerage Fees. Brokerage fees increased $4.0 million, or 71%, from $5.5 million in 1998 to $9.5 million in 1999, due primarily to an increase in customer growth, the December 1999 acquisition of the customer accounts of Newport, and the opening of two new branch offices.

     Other Revenues. Other revenues increased $210,000, or 204%, from $101,000 in 1998 to $311,000 in 1999. The increase was due primarily to a favorable change in the interest revenue sharing arrangement with the clearing firm and the increase of customer balances being maintained by the clearing firm.

Operating Expenses

     Clearing and Other Transaction Costs. Clearing and other transaction costs increased approximately $868,000, or 47%, from $1.8 million in 1998 to $2.7 million in 1999, as a result of the increase in volume of transactions. Clearing and other transaction costs as a percentage of brokerage fees revenue decreased to 29% in 1999, as compared to 33% in 1998, due to more favorable clearing rates.

     Technology Development. Technology development expenses were $279,000 in 1999, comprised of consulting fees related to the development of an order-execution system. There were no technology development expenses in 1998.

     Sales and Marketing. Sales and marketing expenses increased $2.4 million, from $1.5 million in 1998 to $3.9 million in 1999, due primarily to increased personnel and related costs of $2.1 million, including higher commissions as a result of increased brokerage fees. Sales and marketing expenses, as a percentage of total revenues, were 40% in 1999 as compared to 27% in 1998 as a result of increased personnel costs to support growth.

     General and Administrative. General and administrative expenses were $2.3 million in 1999 as compared to $2.4 million in 1998. General and administrative expenses as a percentage of total revenues improved from 43% in 1998 to 23% in 1999, due primarily to increased revenues.

     Amortization of Goodwill and Other Intangibles. In 1999, amortization of goodwill and other intangible assets was approximately $95,000, resulting primarily from the December 1999 acquisition of the Newport customer accounts. Amortization expense was $2,000 during 1998.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues decreased 16%, from $28.2 million in 1998 to $23.7 million in 1999.

     Subscription Fees. Subscription fees in 1999 were $304,000. No subscription fees were received until the October 1999 acquisition of Window On WallStreet.

     Licensing Fees. Licensing fees decreased 26%, from $22.0 million in 1998 to $16.2 million in 1999, due primarily to a change in the method for recognizing revenue on sales of 2000i client software products in 1999. Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. Upon the release of the 2000i product line at the beginning of 1999, we began recognizing sales on an as due basis based upon the payment terms of the sale (generally over a period of 12 to 16 months). The change in revenue recognition resulted from changes in the facts and circumstances surrounding product sales, including introduction of a new, higher-priced product and longer financing terms, which were deemed to alter the predictability of return reserves and the future collectibility of receivables.

     Other Revenues. Other revenues increased $1.0 million, or 16%, from $6.2 million in 1998 to $7.2 million in 1999, due primarily to an increase in minimum royalties of $1.0 million under the license agreement with Telerate.

Operating Expenses

     Data Delivery and Related Costs. Data delivery and related costs for 1999 were approximately $81,000, and related to the period following the October 1999 acquisition of Window On WallStreet.

     Inventory and Handling Costs. Inventory and handling costs were $3.1 million in 1999, as compared to $3.0 million in 1998. Inventory and handling costs as a percentage of licensing fees revenue increased from 13% in 1998 to 19% in 1999, due primarily to the 1999 shift in recognition of revenue from upon shipment to an as due basis in accordance with the payment terms of the sale.

     Technology Development. Technology development expenses increased approximately $1.4 million, or 40%, from $3.3 million in 1998 to $4.7 million in 1999, due primarily to increased personnel and related costs of $1.2 million (the number of individuals employed in technology development increased from 45 at December 31, 1998 to 72 at December 31, 1999, which included 13 new technology development employees as a result of the October 1999 acquisition of Window On WallStreet). Technology development expenses as a percentage of total revenues increased from 12% in 1998 to 20% in 1999, due primarily to an increase in personnel and related costs and the change in 1999 in revenue recognition of 2000i licensing fees to an as due basis.

     Sales and Marketing. Sales and marketing expenses were $16.9 million in 1999, compared to $13.2 million in 1998, due primarily to increased personnel and related costs of $2.8 million (a 60% increase in marketing and sales personnel, from 108 at December 31, 1998 to 173 at December 31, 1999, which included 16 sales and marketing employees from Window On WallStreet), increased travel expenses and increased costs related to our annual trading strategy conference. Sales and marketing expenses as a percentage of total revenues increased from 47% in 1998 to 71% in 1999, due primarily to the change in 1999 in revenue recognition of 2000i licensing fees to an as due basis.

     General and Administrative. General and administrative expenses decreased $1.6 million, or 26%, from $6.1 million in 1998 to $4.5 million in 1999, due primarily to a decrease in bad debt expense of $2.2 million related to the 1999 shift in licensing fee revenue recognition to an as due basis. In addition, consulting and professional expenses decreased $528,000, mainly as a result of the favorable settlement of the class action lawsuit brought in 1998, partially offset by an increase in personnel and related costs and facility expenses. General and administrative expenses as a percentage of total revenues improved from 22% in 1998 to 19% in 1999, primarily as a result of a decrease in bad debt expense partially offset by the change in 2000i licensing fee revenue recognition to an as due basis.

     Amortization of Goodwill and Other Intangibles. In 1999, amortization of goodwill and other intangible assets was $938,000, resulting primarily from the October 1999 acquisition of Window On WallStreet.

Income Taxes

     Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. Accordingly, it is appropriate to look at each company's income taxes separately.

     No taxes were provided for TradeStation Technologies during 2000, as a valuation allowance was recorded to offset the tax benefit of all net operating losses generated during 2000. The effective tax rate for 1999 approximated the 38.6% statutory rate. The effective tax rate for 1998 was 35%, below the 38.6% statutory rate, primarily as a result of the impact of tax-free investment income.

     TradeStation Securities effective tax rate was 60.7%, 39.4% and 32.5% for 2000, 1999, and 1998, respectively. The effective tax rate for 2000 exceeded the statutory rate due to nondeductible merger related expenses. The effective tax rate for 1999 approximated the 38.6% statutory rate. The effective tax rate for 1998 is lower than 1999 due to TradeStation Securities being in a lower tax bracket due to lower income.

Variability of Results

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year, particularly given that we remain engaged in a transition to a new business model. Our quarterly revenues and operating results have varied in the past, and are likely to vary even more from quarter to quarter in the future due to that transition to the new business model. Such fluctuations may result in volatility in the price of our common stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a large amount of our expenses does not vary with revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and services and/or enhancements, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by us or our competitors, and other factors. Such fluctuations may result in volatility in the price of our common stock. See
Note 18 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION.

Liquidity and Capital Resources

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     As of December 31, 2000, we had cash and cash equivalents of approximately $18.4 million and securities owned of $249,000. In addition, we have an income tax receivable of $8.5 million, which we expect to collect in the second quarter of 2001.

     Cash provided by operating activities in 2000 totaled approximately $241,000, compared to cash used in operating activities of approximately $736,000 in 1999 and cash provided by operating activities of $1.7 million in 1998.

     Investing activities provided cash of approximately $543,000 during 2000 and used cash of $1.7 million and $6.1 million in 1999 and 1998, respectively. During 2000, cash provided by investing activities was comprised of proceeds from maturity of securities, net of related purchases, of $1.6 million, partially offset by capital expenditures of $1.0 million. During 1999, cash used in investing activities was comprised mainly of $2.9 million paid for certain intangible assets, including Newport, $1.8 million in capital expenditures primarily related to the acquisition of computer and related equipment and software required to support expansion of our operations, and $1.1 million (net of cash acquired) paid for costs associated with the October 1999 acquisition of Window On WallStreet. These payments were partially offset by $4.0 million of proceeds from maturity of securities owned. The principal use of cash in investing activities in 1998 was for purchase of securities, net of securities that matured, with the balance of such investing activities primarily representing capital expenditures.

     Financing activities provided cash of $307,000, $11.3 million, and $215,000 during 2000, 1999, and 1998, respectively. Proceeds from issuance of common stock from our Employee Stock Purchase Plan and the exercise of stock options under our other stock plans (Incentive Stock Plan and Nonemployee Director Stock
Plan) provided cash of $386,000, $466,000 and $55,000 during 2000, 1999, and
1998, respectively. In addition, during 1999, TradeStation

Securities completed its initial public offering, generating net proceeds of $15.8 million. During 1999, such proceeds were partially offset by the repayment of Window On WallStreet debt of $4.1 million, repayment of all outstanding subordinated loans, net of related borrowings, of $525,000 and the redemption of TradeStation Securities outstanding preferred stock held by a former director for $330,000, 110% of the stated value. During 1998, cash was also provided by the repayment to TradeStation Technologies of a portion of a 1997 dividend distribution.

     On November 22, 2000, we obtained a one-year revolving credit facility in the amount of $3.0 million that is guaranteed by our Co-Chief Executive Officers. The interest rate is London Interbank Offered Rate plus 1.70%, and there is a .125% unused facility fee. We have not made any borrowings under this credit facility.

Recently Issued Accounting Standards

     We will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 will not have a material impact on our consolidated financial statements, as we have not entered into any derivative contracts and have no current plans to do so in the future.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Our adoption of SAB 101 did not have a material impact on our financial statements.

     In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-02, Accounting for Web Site Development Costs, which applies to all Web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific Web site development costs should be based on a model consistent with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Our adoption of Issue No. 00-02 did not have a material impact on our financial statements.

Forward-Looking Statements; Business Risks

    This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "contemplates," "may," "will," "shall," "assuming," "prospect," "should," "could," "looking forward" and similar expressions, to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks generally, include, but are not limited to, the items described below, as well as in other sections of this report and in other of our public filings (as well as the public filings of TradeStation Technologies (Omega Research, Inc. prior to the merger) and TradeStation Securities (onlinetradinginc.com corp. prior to the merger), and in our press releases.

     There are Several Factors that May Cause Fluctuations in our Quarterly Operating Results, Which Would Likely Result in Significant Volatility in our Stock Price

     Quarterly revenues and operating results of TradeStation Group's predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results will likely fluctuate in the future. These fluctuations may be expected to be even greater due to the unpredictability inherent in the change to the new business model. Causes of such significant fluctuations may include, but are not limited to:

o the timing, completion and cost of our development and launch of the TradeStation trading platform;

o the timing, completion and cost of creating the combined company infrastructure, including information technology and databases, mechanisms and methods of delivery of products and services, administrative functions, technology development and sales and marketing;

o failure to receive all or part of the royalty payments due from Telerate, Inc. ($8.0 million of those payments are due in the 2001 contract year) as a result of its parent company's Chapter 11 reorganization under federal bankruptcy laws;

o    cash flow problems that may occur;

o the current transition from the revenue model based upon expensive client software sales and lower-priced subscription services on a monthly basis to the revenue model based mainly upon brokerage commissions and fees;

o market or competitive pressure to lower commissions and fees charged to customers;

o continuous changes in sales incentive or marketing strategies (which have undergone significant change recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns;

o changes in demand for our products and services due to the rapid pace in which new technology is offered to customers in our industry;

o costs that may occur with respect to regulatory compliance or other regulatory issues;

o adverse results in the Whigham lawsuit against TradeStation Securities or other cases that may be filed from time to time by brokerage clients, including, but not limited to, class action lawsuits; and

o general economic and market factors that affect active trading, including changes in the securities and financial markets.

     The Change of Business Model Will Result in Our Engaging in Businesses in Which we do not Have Much Experience

     We have, through our October 1999 acquisition of Window On WallStreet and the December 2000 acquisition of TradeStation Securities (onlinetradinginc.com corp. prior to the merger), changed our business model from strategy trading software to direct-access brokerage services that will be offered on a strategy trading software platform. We have limited experience in the real-time market data industry. All of such experience has been acquired by Window On WallStreet, and Window On WallStreet had only one year of experience operating a real-time data service at the time it was acquired by us. We have no experience in the brokerage services industry, and are relying completely upon the experience of TradeStation Securities. That brokerage itself has only been providing brokerage services for approximately four years. The lack of experience in key components of the new business model, even after considering the experience of Window On WallStreet and TradeStation Securities, is substantial, and may result in delays, mistakes and liabilities unlikely to happen to a company that has more experience. Such delays, mistakes and liabilities, if and to the extent they occur, are likely to have material adverse effects on our business, financial condition, results of operations and prospects.

     Our Transition to the New Business Model Requires the Creation and Integration of Complex Technology, and May Result in Errors or Other Problems Which Could Negatively Affect Customer Acceptance

     The success of the new business model will be dependent, in part, upon the two companies that combined to form our company being able to rapidly integrate with one another from technological, operational and marketing aspects. We are currently working on the completion of proprietary order routing and execution technology, and the integration of that technology with TradeStation Pro, in order to complete the TradeStation trading platform, as well as the required operational, information technology and marketing integrations. Given the rapid pace and the number of items currently in development, there are substantial risks that the completion of those tasks and expected integrations will not occur as or when planned, will contain significant errors or problems, or will not be completed at a time and/or in a manner that results in commercial viability. To the extent such errors, problems or failures occur, they are likely to have a material adverse effect on our business, financial condition, results of operations and prospects.

     If customer acceptance of our trading platform does not meet our expectations due to technical difficulties or design or other errors, unfavorable critical reviews, failure to market effectively, the introduction by others of more-accepted products and services, or other reasons, our business, financial condition, results of operations and prospects will be materially adversely affected. All software, including Internet-based software, contains errors, particularly new, highly-complex, innovative products or services. Accordingly, there is a substantial risk that our Internet-based strategy trading tools, real-time market data services and online brokerage services in development will contain numerous technical errors, some of which may be significant and deeply, negatively impact customer acceptance of such products and services.

     Our Transition to the New Business Model Requires Rapid and Substantial Changes to Our Infrastructure

     The decision to change our business model means that we must develop and depend upon a different operational infrastructure than the one which supported a client software business, and substantially modify our approaches to technology development and sales and marketing. Our infrastructure must be changed to support three separate kinds of business operations: development of strategy trading tools; organization and delivery of streaming real-time data and news; and direct-access online brokerage services, all of which need to be seamlessly integrated in a unified product/service offering. This requires substantial changes in information technology and databases, mechanisms and methods of delivery of products and services, administrative functions, and use of personnel resources. Technology development must change its focus to a large extent from client software to Internet and Web site-related technology, and sales and marketing must change its focus from high-priced client software sales to brokerage service commission revenues, the advertising of which is intensely regulated by governmental and quasi-governmental authorities.

     We have virtually no prior experience in marketing these services, as we have never, until the Window On WallStreet acquisition, been in those businesses, and Window On WallStreet and TradeStation Securities have historically engaged in little or no media advertising of their respective services. There are substantial risks that we will fail, to some degree, to sufficiently rebuild our infrastructure and integrate the three key components of the new business model, and/or to re-focus technology development and sales and marketing on the new business model. Such failures, if and to the extent they occur, are likely to have material adverse effects upon our business, financial condition, results of operations and prospects.

     Our Transition to the New Business Model Places a Significant Strain on Our Management and Operations

     Our transition to the new business model has placed, and will continue to place, a significant strain on our management and operations. Our future operating results will depend, in part, on our ability to continue to broaden our senior and middle management groups and administrative infrastructure, and our ability to attract, hire and retain skilled employees, particularly in technology development, marketing and sales, Web site design and information technology.

     The New Business Model is One with no Historical Record, Which Makes Business Planning Difficult

     Because the new business model, i.e., a direct-access brokerage based upon an "institutional-quality" Internet-based strategy trading software platform, is one with no historical record for our company, and, to our knowledge, one with no historical record for any other company, our attempts to anticipate revenues and costs, to prepare budgets which organize the implementation of the transition to the new business model, and to make decisions regarding obtaining third-party financing that may be required, will generally be based upon theoretical assumptions. Future events and results may differ drastically from those planned or anticipated, which, if negative, would result in a material adverse effect on our business, financial condition, results of operations and prospects.

     The Rapid Pace of Our Transition to the New Business Model Increases Risks of Mistakes and Failure

     The substantial risks concerning transition to the new business model discussed above are magnified by the rapid pace at which we are attempting to complete the transition to the new business model. The merger with onlinetradinginc.com closed December 29, 2000 and the new business model is expected to be fully launched in a relatively short period of time. If that occurs, we will have changed our business entirely in a period of approximately eighteen months. The rapid pace obviously increases the likelihood of occurrence of the possible mistakes and failures discussed above, and increases the risks of the likelihood of resulting material adverse effects that will damage our business, financial condition, results of operations and prospects.

     The Nature of Our Business Results in Potential Liability to Customers

     Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, our other products and services are used by traders in the financial markets, and, as a result, an investor or trader might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading tools or inaccurate assumptions made by the trading tools regarding data, or inaccurate data. This risk is heightened by our planned offering of online brokerage services seamlessly integrated with real-time strategy trading tools. In particular, the proprietary order routing technology in development is being designed to automatically locate, with immediacy, the best available displayed price in the appropriate market in completing execution of a trade. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves as a result of flaws in their designs, may operate too slowly or fail. Major failures of this kind will affect all customers who are online simultaneously. See "Systems Failure May Result in Our Inability to Deliver on Time, or at all, Important and Time-Sensitive Services to Our Customers" below, and "Our Transition to the New Business Model Requires the Creation and Integration of Complex Technology, and May Result in Errors or Other Problems Which Could Negatively Affect Customer Acceptance" above.

     Systems Failure May Result in Our Inability to Deliver on Time, or at all, Important and Time-Sensitive Services to Our Customers

     We will be receiving and processing trade orders through Internet-based trading platforms and online order execution systems. Thus, we will depend heavily on the integrity of the electronic systems supporting this type of trading, including the strategy trading tools containing buy and sell alerts that initiate trading decisions or order placement. Heavy stress placed on these systems during peak trading times could cause these systems to operate too slowly or fail. Additionally, the integrity of these systems is increasingly being attacked by persons sometimes referred to as "hackers" who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. If these systems or any other systems in the trading process slow down significantly or fail, even for a short time, our brokerage customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, our brokerage may be able to take orders by telephone; however, only associates with appropriate securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a systems failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition, results of operations and prospects. See "The Nature of Our Business Results in Potential Liability to Customers" above.

     Failure of the Merger to Qualify as a Pooling-of-Interests Would Negatively Affect Our Financial Results

     The failure of the merger of TradeStation Technologies and TradeStation Securities to qualify for pooling-of-interests accounting treatment for financial reporting purposes would materially and adversely affect our reported earnings and, likely, the price of our common stock. The availability of pooling-of-interests accounting treatment for the merger depends upon circumstances and events occurring after the date of this report. For example, there must be no significant changes in the business of the combined company, such as significant dispositions of assets, for a period of two years following the effective time of the merger.

     Failure to Receive the Benefits of the Telerate Royalty Fees in 2001 Would Negatively Affect Revenues, Earnings and Cash Flows

     We are party to a Software License, Maintenance and Development Agreement with Telerate, Inc. relating to TradeStation. The agreement provides a substantial, high-margin, minimum royalty stream in 2001 (approximately $8.0 million), the loss of which would materially adversely affect our revenues, earnings (or size of our losses) and cash flows in 2001. While the agreement is non-cancelable by its terms, Telerate, Inc.'s parent company, Bridge Information Systems, Inc., became subject to a Chapter 11 federal bankruptcy proceeding in February 2001, and there can be no assurance that our anticipated royalties and other anticipated benefits from our relations with Telerate, Inc. will be realized or that our agreement will not be rejected (and thus cancelled) in the bankruptcy proceedings. See "We May Need Cash in the Foreseeable Future" below.

     Our Industry is Intensely Competitive, Which Makes it Difficult to Attract and Retain Customers

     The markets for (i) online brokerage services, (ii) client software and Internet-based trading tools and (iii) real-time market data services are intensely competitive and rapidly evolving, and there appears to be substantial consolidation of those three products and services occurring in the industry. The new business model embraces this evolution and consolidation. However, we believe that due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control. These include: the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to integrate the respective businesses in an orderly, efficient and otherwise successful manner; the operation and support of efficient, materially error-free Internet-based systems; product and service functionality; data availability; ease of use; pricing; reliability; customer service and support; and sales and marketing efforts. See "ITEM 1. BUSINESS -- Competition."

     The Internet, as it Grows, May Have Problems That Affect Our Business

     There is the risk that, over time, the Internet may not prove to be a viable commercial marketplace because of a failure to continue to develop the necessary infrastructure, such as reliable network backbones and adequate band-widths, or the failure to develop complementary products and services, such as high-speed modems. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth.

     Fluctuations in the Securities and Financial Markets may Affect Our Rates of Customer Acquisition, Retention and Trading Activity

     Our current and planned products and services are and will be marketed to customers who invest or trade in the securities and financial markets. To the extent that interest in investing or trading decreases due to volatility or significant downward movement in the securities or financial markets, such as has recently occurred, tax law changes, recession, depression, or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. It is possible, if not likely, that increased losses by customers that occur as a result of any such recession, depression or other negative event will increase the quantity and size of legal claims that may be made against us. See "The Nature of Our Business Results in Potential Liability to Customers" above.

     Operation in a Highly-regulated Industry and Compliance Failures May Result in Severe Penalties and Other Harmful Governmental Actions Against Us

     The securities industry is subject to extensive regulation covering all aspects of the securities business. Regulatory authorities are currently focusing intensely on the online trading industry, particularly the segment that seeks the accounts of active traders by offering well-integrated, sophisticated trading platforms and order execution. The various governmental authorities and industry self-regulatory organizations that supervise and regulate and will supervise and regulate our brokerage have broad enforcement powers to censure, fine, issue cease-and-desist orders to, suspend, enjoin or expel our brokerage or any of its officers or employees who violate applicable laws or regulations. Additionally, new rules relating to active traders may be enacted which severely limit the operations and potential success of our new business model. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage's maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel. Our brokerage could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance.

     Dependence Upon Outside Data Sources Creates Risks Outside of Our Control Which May Affect Our Ability to Provide Our Customers with Market Data and News

     Our business is dependent upon our ability to enter into contracts with private business information compilers in order to provide market data and news to customers. We obtain such information pursuant to non-exclusive licenses from private information compilers, some of which are our current or potential competitors. These contracts typically provide for royalties based on usage or minimums. We must also comply with rules and regulations of the exchanges that are the sources of market data information. Failure to comply could result in us becoming a prohibited recipient of market data from exchanges the rules or regulations of which were violated. While we are not aware of any material data supplier contracts that are in jeopardy of being terminated or not renewed, there can be no assurance that we will be able to renew our current contracts with data sources, maintain comparable price levels for information, or negotiate additional contracts with data sources as necessary to maintain existing products and services or introduce new products and services. There is no assurance comparable alternative sources of information would be able to be obtained should existing contracts be terminated or not renewed. Termination of our relationship with one or more information suppliers could have a material adverse effect on our business, financial condition, results of operations and prospects.

     We May Need Cash in the Foreseeable Future

     We are experiencing a period of net losses. While we do not anticipate having insufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including the period of time it takes for us to complete our transition to our new business model, and customer acceptance thereof, costs and timing of expansion of research and development and marketing efforts, the success and timing of such efforts, the success of our existing and new product and service offerings, and competing technological and market developments. Funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders. See also "Failure to Receive the Benefits of the Telerate Royalty Fees in 2001 Would Negatively Affect Revenues, Earnings and Cash Flows" above.

     Loss of the Bear, Stearns Relationship could Compromise the Credibility of Our Brokerage Services and Result in Regulatory Compliance Issues

     TradeStation Securities' clearing relationship is with Bear, Stearns Securities Corp., a premier, well-known clearing firm. The clearing relationship may be terminated by either party on 60 days' advance written notice. If the clearing relationship terminates, TradeStation

Securities' credibility and image as a brokerage firm would likely decrease in value unless it was able to replace Bear, Stearns with a comparable clearing firm, as to which no assurance may be given. If TradeStation Securities is for some reason unable to engage the services of any clearing firm, it would need to provide its own clearing to remain in business. If it was to provide its own clearing, it would need first to obtain regulatory approval (which could be time-consuming), and would subject itself to substantial additional infrastructure costs and increased net capital reserve requirements and other complex and intense regulatory requirements. Accordingly, termination of the Bear, Stearns Securities Corp. clearing relationship could have a material adverse effect on our business, financial condition, results of operations and prospects.

     The Loss of Key Employees could Decrease the Quality of Our Management and Operations

     Our success depends to a very significant extent on the continued availability and performance of a number of senior management, engineering and sales and marketing personnel. The loss of one or more of these key employees could have a material adverse effect on our company.

     Our Brokerage Must Meet Net Capital Requirements as a Broker-Dealer That, if not Complied With, Could Result in Severe Penalties, and which at all Times Limit Our Right to Use all of its Cash

     The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and it could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be limited. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary will be restricted under SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to repay debt as and when due, redeem or purchase shares of our outstanding stock, if required, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See "We May Need Cash in the Foreseeable Future" above.

     There are Risks Relating to Our Ability to Maintain Customer Privacy and Security and That Increased Government Regulation of Internet Business May Occur

     A significant risk for our existing and planned Internet operations is that customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers' funds due to privacy or security concerns. We currently incorporate and plan to continue to incorporate security measures into our privacy policies. However, a major breach of customer privacy or security could have serious consequences for our Internet-based operations. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects, that could also have significant negative consequences for the growth of our current and planned operations.

     We May be Subject to Intellectual Property Litigation

     There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there can be no assurance that infringement claims, if asserted, would not have a material adverse effect on our business, financial condition, results of operations and prospects, or result in our being unable to use intellectual property which is integral to one or more of our products or services. The risk of infringement claims is heightened with respect to the new business model technology in development because any new business model technology, as opposed to our historical client software technology, will not have stood any "test of time."

     We May Not be Able to Adequately Protect or Preserve Our Rights in Intellectual Property

     Our success is and will be heavily dependent on proprietary technology, including existing trading tool technology, and the trading-tool, Internet, Web-site and order-execution technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. Policing unauthorized use of our products and services is difficult, however, and we are unable to determine the extent to which piracy of our products and services exists. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

     Control of TradeStation Group by the Cruzes Means That Important Decisions Affecting the Company are Concentrated in the Judgment of Two Related Individuals

     Affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own 18,424,219 shares of our common stock, approximately 41.5% of the outstanding shares of our common stock. In addition, pursuant to a voting trust agreement entered into in connection with the merger, the Cruzes have the ability for at least two years from the effective time of the merger (until December 29, 2002) to elect at least five (of which two are required to be independent directors) of the eight directors of TradeStation Group. As a result, the Cruzes control TradeStation Group.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto and the report of the independent certified public accountants thereon set forth on pages F-1 through F-28 herein are filed as part of this report and incorporated herein by reference.

     The Consolidated Financial Statement Schedule and the report of the independent certified public accountants thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference from our to-be-filed 2001 definitive proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference from our to-be-filed 2001 definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference from our to-be-filed 2001 definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference from our to-be-filed 2001 definitive proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Documents filed as part of this report.

          1. Financial Statements. The Financial Statements and notes thereto and the report of the independent auditors thereon set forth on pages F-1 through F-28 herein are filed as part of this report and incorporated herein by reference.

          2. Financial Statement Schedules. The Financial Statement Schedule and the report of the independent auditors thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

          3.   Exhibits.


        Exhibit
         Number                       Description
        -------                       -----------
          3.1   TradeStation Group's Articles of Incorporation, as amended**

          3.2   TradeStation Group's Bylaws**

          4.1 Form of Specimen Certificate for TradeStation Group's Common Stock****

          9.1 Voting Trust Agreement dated January 19, 2000 by and among certain shareholders of each of Omega Research, Inc. and onlinetradinginc.com corp. and Marc J. Stone, as voting trustee*

          10.1 Agreement and Plan of Merger and Reorganization dated as of January 19, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation, together with the following exhibit thereto: (i) Form of Omega Affiliate Agreement; (ii) Form of Online Affiliate Agreement; (iii) Form of Employment Agreement; and (iv) Form of Non-Competition and Non-Disclosure Agreement*

          10.2 First Amendment to Agreement and Plan of Merger and Reorganization effective March 7, 2000 among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation, Second Amendment to Agreement and Plan of Merger and Reorganization dated as of July 19, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., TradeStation Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition

                Corporation and Third Amendment to Agreement and Plan of Merger and Reorganization dated as of September 21, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., TradeStation Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation*

          10.3 Letter Agreement dated January 19, 2000 from onlinetradinginc.com corp. to and accepted by Andrew A. Allen*

          10.4  TradeStation Group, Inc. Incentive Stock Plan***ooo

          10.5 TradeStation Group, Inc. Nonemployee Director Stock Option Plan***ooo

          10.6 Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc. as amended (TradeStation Agreement)+

          10.7 Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc.(SuperCharts Agreement)+

          10.8 Standard Office Building Lease between 8700 Flagler, Ltd. and Omega Research, Inc., as amended by Memorandum of Commencement Date+

          10.9  Form of Indemnification Agreement+


          10.10 S Corporation Tax Allocation and Indemnification Agreement++


          10.11 TradeStation Group, Inc. Employee Stock Purchase
                Plan***ooo

          10.12 Form of Non-Competition Agreement+


          10.13 Letter Agreement dated October 27, 1997 from Dow Jones Markets, Inc. to Omega Research, Inc.+++


          10.14 Sublease (for fourth floor of 8700 Flagler Building) and Modification of Lease Agreement (incorporated by reference to Exhibit 10.11 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

          10.15 Second Modification of Lease Agreement, dated January 31, 2000, between Nationwide Theaters West Flagler, L.L.C. and Omega Research, Inc. (incorporated by reference to Exhibit 10.12 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

          10.16 Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window on WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit
                10.13 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

          10.17 Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and Omega Research, Inc. (incorporated by reference to
                Exhibit 10.14 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

          10.18 Promissory Note dated November 22, 2000 between Omega Research, Inc., as borrower, and Bank of America, N.A.oo

          10.19 Limited Guaranty dated November 22, 2000 between Rafael L. Cruz and Guillermo R. Cruz, as guarantors, and Bank of America, N.A.oo

          10.20 Employment Agreement dated as of January 26, 2001 and effective as January 1, 2001, between Roger Shaffer, Jr. and TradeStation Group, Inc. (filed herewith)ooo

          10.21 Employment Agreement dated as of January 19, 2000 between Farshid Tafazzoli and TradeStation Group, Inc. (filed herewith)ooo

          10.22 Employment Agreement dated as of January 19, 2000 between E. Steven zum Tobel and TradeStation Group, Inc. (filed herewith)ooo

          10.23 Employment Agreement dated as of January 19, 2000 between Derek Hernquist and TradeStation Group, Inc. (filed herewith)ooo

          10.24 onlinetradinginc.com corp. 1999 Stock Option Plan***

          10.25 Window On WallStreet Inc. 1997 Long Term Incentive Plan***

          10.26 Clearing Agreement with Bear, Stearns Securities Corp.o

          10.27 Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P.o

          10.28 Form of Non-Competition and Non-Disclosure Agreement*

          21.1  List of Subsidiaries (filed herewith)

          23.1 Consent of Arthur Andersen LLP, Independent Certified Public Accountants, with respect to TradeStation Group, Inc.'s consolidated financial statements (filed herewith)

----------------------------------
          * Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the "Commission") on December 12, 2000.

          ** Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

          *** Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.

          **** Previously filed as part of Amendment No. 3 to Registration
               Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on November 21, 2000.

          + Previously filed as part of Registration Statement No. 333-3207 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

          ++ Previously filed as part of Amendment No.1 to Registration Statement No. 333-3207 of Omega Research, Inc. filed with the Commission on August 25, 1997.

          +++ Previously filed as part of Annual Report on Form 10-K of Omega Research, Inc. for the fiscal year ended December 31, 1997.

          o Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

          oo Previously filed as part of Amendment No. 4 to Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on December 11, 2000.

          ooo Indicates a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

          (i) On November 2, 2000, our predecessor company filed a Current Report on Form 8-K, for our event on November 1, 2000, reporting in Item 5 thereof issues regarding the timing of revenue recognition, the revision in accounting for the Window On WallStreet acquisition and the resulting amendments to historical financial statements.

          (ii) On November 17, 2000, our predecessor company filed a Current Report on Form 8-K/A, for an event on October 26, 2000, which amended the Current Report on Form 8-K dated October 26, 1999 and originally filed on November 8, 1999 and amended on January 7, 2000, amending and restating Items 2 and 7 thereof in order to give effect to a restatement of historical financial statements.

          (iii) On January 5, 2001, we filed a Current Report on Form 8-K, for an event on December 29, 2000, reporting in Item 2 thereof the completion of the merger between TradeStation Technologies and TradeStation Securities and in Item 7 thereof the filing, among other documents, of unaudited pro forma combined financial data.

          (iv) On February 16, 2001, we filed a Current Report on Form 8-K, for an event on February 16, 2001, reporting in Item 9 thereof certain disclosures regarding our business outlook and the format of certain unaudited financial data.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001         TradeStation Group, Inc.

                              By:      /s/  William R. Cruz
                                     -----------------------------------------
                                     William R. Cruz

                                     Co-Chairman of the Board of Directors and Co-Chief Executive Officer

                              By:      /s/  Ralph L. Cruz
                                     -----------------------------------------
                                     Ralph L. Cruz

                                     Co-Chairman of the Board of Directors and Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ William R. Cruz          Co-Chairman of the Board of Directors     March 30, 2001
---------------------------  and Co-Chief Executive Officer
William R. Cruz              (Co-Principal Executive Officer)


/s/ Ralph L. Cruz            Co-Chairman of the Board of Directors     March 30, 2001
---------------------------  and Co-Chief Executive Officer
Ralph L. Cruz                (Co-Principal Executive Officer)

/s/ Salomon Sredni           Chief Operating Officer, President        March 30, 2001
---------------------------  and Director (Principal Operating Officer)
Salomon Sredni

/s/ David H. Fleischman      Chief Financial Officer, Vice President   March 30, 2001
---------------------------  of Finance and Treasurer (Principal
David H. Fleischman          Financial and Accounting Officer)

/s/ Lothar Mayer             Director                                  March 30, 2001
---------------------------
Lothar Mayer

/s/ Stephen C. Richards      Director                                  March 30, 2001
---------------------------
Stephen C. Richards

/s/ Brian D. Smith           Director                                  March 30, 2001
---------------------------
Brian D. Smith

/s/ Farshid Tafazzoli        Director                                  March 30, 2001
---------------------------
Farshid Tafazzoli

/s/ E. Steven zum Tobel      Director                                  March 30, 2001
---------------------------
E. Steven zum Tobel

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.......................... F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999................ F-3

Consolidated Statements of Operations for the years ended
 December 31, 2000, 1999 and 1998........................................... F-4

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 2000, 1999 and 1998........................................... F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998.......................................... F-6

Notes to Consolidated Financial Statements.................................. F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To TradeStation Group, Inc.:

     We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. (a Florida corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Miami, Florida,
   February 12, 2001.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                               -------------------------------
                                                                   2000               1999
                                                               ------------       ------------
ASSETS:
------
   Cash and cash equivalents                                   $ 18,394,996       $ 17,303,642
   Securities owned, at market value                                249,423          1,850,316
   Accounts receivable, net                                         644,200          1,976,000
   Receivable from clearing organization                          1,028,920            759,183
   Income tax receivable                                          8,542,413            589,106
   Property and equipment, net                                    2,651,057          3,012,230
   Goodwill, net                                                  1,156,709          1,564,958
   Other intangible assets, net                                  11,850,148         17,103,316
   Deferred income taxes                                          4,805,651         13,221,000
   Other assets                                                   1,030,631          1,540,108
                                                               ------------       ------------

         Total assets                                          $ 50,354,148       $ 58,919,859
                                                               ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
LIABILITIES:
   Accounts payable                                            $  3,579,962       $  3,284,433
   Accrued expenses                                               5,686,792          2,654,944
   Income taxes payable                                           1,003,912            653,141
   Deferred revenue                                                 821,593            414,824
   Securities sold but not yet purchased, at market value            22,750             25,938
   Deferred income taxes                                                 --             34,300
   Capital lease obligations                                        214,069            112,075
                                                               ------------       ------------
         Total liabilities                                       11,329,078          7,179,655
                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY:

   Preferred stock, $.01 par value; 25,000,000
     shares authorized, none issued and outstanding                      --                 --
   Common stock, $.01 par value; 200,000,000
     shares authorized, 44,476,501 and 44,182,345
     issued and outstanding at December 31, 2000
     and 1999, respectively                                         444,765            441,823
   Additional paid-in capital                                    51,272,899         50,479,282
   Accumulated (deficit) earnings                               (12,692,594)           819,099
                                                               ------------       ------------
         Total shareholders' equity                              39,025,070         51,740,204
                                                               ------------       ------------

         Total liabilities and shareholders' equity            $ 50,354,148       $ 58,919,859
                                                               ============       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                      --------------------------------------------
                                                          2000            1999            1998
                                                      ------------    ------------    ------------
REVENUES:
     Brokerage fees                                   $ 17,099,713    $  9,471,435    $  5,525,427
     Subscription fees                                   8,170,083         304,382              --
     Licensing fees                                     18,343,279      16,217,922      22,005,324
     Other                                               9,312,658       7,525,166       6,313,302
                                                      ------------    ------------    ------------

         Total revenues                                 52,925,733      33,518,905      33,844,053
                                                      ------------    ------------    ------------

OPERATING EXPENSES:
     Clearing and other transaction costs                4,787,328       2,707,971       1,840,003
     Data delivery and related costs                     4,575,173          80,905              --
     Inventory and handling costs                        1,244,837       3,085,414       2,969,057
     Technology development                              7,554,745       4,931,660       3,318,310
     Sales and marketing                                26,435,076      20,823,837      14,721,044
     General and administrative                         11,915,028       6,784,980       8,577,766
     Amortization of goodwill and other intangibles      5,978,478       1,033,131           2,214
     Merger related costs                                3,800,000              --              --
                                                      ------------    ------------    ------------

         Total operating expenses                       66,290,665      39,447,898      31,428,394
                                                      ------------    ------------    ------------

         (Loss) income from operations                 (13,364,932)     (5,928,993)      2,415,659

OTHER INCOME, net                                        1,292,632       1,653,205         751,911
                                                      ------------    ------------    ------------

         (Loss) income before income taxes             (12,072,300)     (4,275,788)      3,167,570

INCOME TAX PROVISION (BENEFIT)                           1,402,710      (1,633,776)      1,104,080
                                                      ------------    ------------    ------------

         Net (loss) income                            $(13,475,010)   $ (2,642,012)   $  2,063,490
                                                      ============    ============    ============


(LOSS) EARNINGS PER SHARE (Note 13):
     Basic                                            $      (0.31)   $      (0.07)   $       0.06
                                                      ============    ============    ============
     Diluted                                          $      (0.31)   $      (0.07)   $       0.05
                                                      ============    ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Additional    Accumulated
                                  Preferred            Common Stock           Paid-In       Earnings
                                    Stock          Shares        Amount       Capital      (Deficit)        Total
                                 ------------   ------------  ------------  ------------  ------------   ------------

BALANCE, December 31, 1997       $    300,000     36,746,895  $    367,469  $ 23,766,194  $  1,292,599   $ 25,726,262

  Issuance of common stock                 --         23,856           239        54,749            --         54,988
  Common stock granted
    to officer                             --        763,199         7,632        18,368            --         26,000
  Repayment of distributions               --             --            --            --       135,022        135,022
  Compensation expense on
    stock option grants                    --             --            --       113,877            --        113,877
  Net income                               --             --            --            --     2,063,490      2,063,490
                                 ------------   ------------  ------------  ------------  ------------   ------------

BALANCE, December 31, 1998            300,000     37,533,950       375,340    23,953,188     3,491,111     28,119,639

  Redemption of preferred stock      (300,000)            --            --            --       (30,000)      (330,000)
  Issuance of common stock                 --      4,648,400        46,483    16,230,130            --     16,276,613
  Issuance of common stock
    in connection with
    acquisition                            --      1,999,995        20,000     8,605,009            --      8,625,009
  Issuance of stock options
    in connection with
    acquisition                            --             --            --     1,495,059            --      1,495,059
  Issuance of stock options for
    domain name                            --             --            --        55,000            --         55,000
  Issuance of warrants                     --             --            --           100            --            100
  Compensation expense on
    stock option grants                    --             --            --       140,796            --        140,796
  Net loss                                 --             --            --            --    (2,642,012)    (2,642,012)
                                 ------------   ------------  ------------  ------------  ------------   ------------

BALANCE, December 31, 1999                 --     44,182,345       441,823    50,479,282       819,099     51,740,204

  Issuance of common stock                 --        150,770         1,508       384,378            --        385,886
  Issuance of common stock
    in connection with
    contingent payment of
    acquisition                            --        143,386         1,434       255,566            --        257,000
  Compensation expense on
    stock option grants                    --             --            --       153,673            --        153,673
  Change in fiscal year end of
    pooled company                         --             --            --            --       (36,683)       (36,683)
  Net loss                                 --             --            --            --   (13,475,010)   (13,475,010)
                                 ------------   ------------  ------------  ------------  ------------   ------------

BALANCE, December 31, 2000       $         --     44,476,501  $    444,765  $ 51,272,899  $(12,692,594)  $ 39,025,070
                                 ============   ============  ============  ============  ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                  ------------------------------------------
                                                                      2000           1999           1998
                                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                              $(13,475,010)  $ (2,642,012)  $  2,063,490
   Adjustment for change in fiscal year end of pooled company          (36,683)            --             --
   Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating activities:
      Depreciation and amortization                                  7,514,405      1,978,718        498,758
      Provision for doubtful accounts                                       --         25,000      2,222,834
      Compensation expense on stock option grants                      153,673        140,796        113,877
      Deferred income tax provision (benefit)                       10,706,200     (8,459,100)    (1,564,150)
      Common stock granted to officer                                       --             --         26,000
      (Increase) decrease in:
         Securities owned - trading only                                 3,689        226,072        302,251
         Accounts receivable                                         1,331,800      7,497,044     (2,031,091)
         Receivable from clearing organization                        (269,737)      (186,750)      (271,533)
         Income tax receivable                                     (10,278,458)      (791,106)            --
         Other assets                                                  509,477       (641,203)      (170,803)
      Increase (decrease) in:
         Accounts payable                                              295,529      1,413,397         71,679
         Accrued expenses                                            3,031,848         26,108        520,863
         Income taxes payable                                          350,771        614,911         38,230
         Deferred revenue                                              406,769         36,439         57,640
         Securities sold but not yet purchased                          (3,188)        25,938       (131,782)
                                                                  ------------   ------------   ------------
             Net cash provided by (used in) operating activities       241,085       (735,748)     1,746,263
                                                                  ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (1,039,365)    (1,785,969)    (1,214,931)
   Purchases of securities owned                                    (4,086,860)            --     (5,722,368)
   Redemption of/proceeds from maturity of securities owned          5,684,064      4,041,654      1,000,000
   Acquisition of intangibles                                          (15,000)    (2,862,000)      (122,900)
   Cash paid in acquisition, net of cash acquired                           --     (1,134,441)            --
                                                                  ------------   ------------   ------------
             Net cash provided by (used in) investing activities       542,839     (1,740,756)    (6,060,199)
                                                                  ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                         385,886     16,276,613         54,988
   Proceeds from issuance of warrants                                       --            100             --
   Redemption of preferred stock                                            --       (330,000)            --
   Repayments of distributions to shareholders                              --             --        135,022
   Proceeds from borrowings of debt                                         --        360,000         25,000
   Repayment of borrowings of debt                                     (78,456)    (4,969,491)            --
                                                                  ------------   ------------   ------------
             Net cash provided by financing activities                 307,430     11,337,222        215,010
                                                                  ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   1,091,354      8,860,718     (4,098,926)
CASH AND CASH EQUIVALENTS, beginning of period                      17,303,642      8,442,924     12,541,850
                                                                  ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                          $ 18,394,996   $ 17,303,642   $  8,442,924
                                                                  ============   ============   ============

                                   (continued)

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                       For the Years Ended December 31,
                                      ----------------------------------
                                         2000        1999        1998
                                      ----------  ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

   Cash paid for interest             $   51,878  $   57,806  $   35,831
                                      ==========  ==========  ==========
   Cash paid for income taxes         $1,068,949  $7,008,645  $3,138,740
                                      ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     During the years ended December 31, 2000 and 1999, the Company acquired office furniture and equipment through a capital lease in the amounts of $180,450 and $112,075, respectively.

     In December 2000, the Company's obligation to issue shares of common stock, valued at $257,000, as a contingent payment in connection with the acquisition of certain intangible assets became fixed. See Note 3 of Notes to Consolidated Financial Statements.

     Effective October 26, 1999, the Company acquired Window On WallStreet Inc. See Note 2 of Notes to Consolidated Financial Statements. Information with respect to the acquisition is summarized below:

         Consideration paid:
             Fair value of common stock issued                $       8,625,009
             Fair value of options issued                             1,495,059
             Acquisition costs                                        1,200,000
                                                              -----------------
                  Total consideration paid                           11,320,068
         Fair value of net identifiable assets acquired               9,687,068
                                                              -----------------

         Goodwill                                             $       1,633,000
                                                              =================

     During the year ended December 31, 1999, the Company issued options valued at $55,000 to acquire a domain name.

                   The accompanying notes are an integral part of these consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     TradeStation Group, Inc., a Florida corporation ("TradeStation Group" or the "Company"), was formed in connection with the December 29, 2000 combination by merger of Omega Research, Inc. (which has been renamed TradeStation Technologies, Inc. - "TradeStation Technologies") and onlinetradinginc.com corp. (which has been renamed TradeStation Securities, Inc. - "TradeStation Securities"). TradeStation Technologies is a developer and provider of investment analysis software products and services for institutional and serious individual traders. TradeStation Technologies' products and services provide traders with the ability to develop, historically test, and computer automate trading strategies, and to access streaming real-time charts, quotes and news services via the Internet. TradeStation Securities is a securities brokerage firm providing services, including direct-access brokerage services, for institutions, professionals and high-net-worth individuals. In connection with the merger, TradeStation Group became the sole publicly-traded company, and the holding company of TradeStation Technologies and TradeStation Securities, its two main operating subsidiaries. TradeStation Group has been listed on The Nasdaq National Market under the symbol "TRAD" as of the opening of trading on January 2, 2001. The merger was accounted for as a pooling-of-interests and, accordingly, the financial statements contained herein have been restated to reflect their combined operations for all periods presented. See Note 2 for further discussion.

     The following is a summary of significant accounting policies followed in the preparation of these financial statements:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TradeStation Technologies and TradeStation Securities, and, since the October 26, 1999 acquisition, Window on WallStreet Inc. All significant intercompany transactions have been eliminated in consolidation. On December 31, 2000, Window on WallStreet was merged into TradeStation Technologies in a transaction between entities under common control.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of overnight investments, money market funds, and certificates of deposit. Cash and cash equivalents at December 31, 2000 include $510,000 of restricted cash held in trust for a credit card clearing agreement and a stand-by letter of credit securing an equipment lease. There was no restricted cash as of December 31, 1999.

     Securities Owned

     Securities owned consist of corporate stocks, U.S. government obligations, and investment grade municipal bonds maturing, on average, within a year. The cost of these investments approximates fair market value and management has currently designated these securities as trading securities.

     Accounts Receivable

     As of December 31, 2000 and 1999, accounts receivable were comprised primarily of receivables earned under royalty agreements with entities that market and sell financial market data subscriptions (see Other Revenues below and Note 16). The Company performs periodic credit evaluations and maintained allowances for potential credit losses and returns of approximately $716,000 (potential credit losses) and $83,000 (potential returns) at December 31, 1999. No allowances for potential credit losses or returns were deemed necessary at December 31, 2000.

     The Company provides all client software customers with a 30-day right of return and, prior to 1999, recorded a provision for anticipated returns at the time of sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists. To maintain a positive, customer-friendly environment, the Company has historically accepted returns in excess of 30 days. Approximately 90% of all returns accepted under the 30-day right of return policy are initiated within 60 days following the date of sale. The reserve for returns and the provision for bad debts are estimated based on historical experience and other relevant information. See revenue recognition below for information for sales and receivables after 1999.

     Receivable from Clearing Organization

     The Company services its TradeStation Securities customer accounts through Bear, Stearns Securities Corp. (the "Clearing Firm") on a fully disclosed basis. The Clearing Firm provides services, handles the Company's customers' funds, holds securities and remits monthly activity statements to the customers on behalf of the Company. The amount receivable from the clearing organization relates to commissions earned by the Company for trades executed by the Clearing Firm on behalf of the Company.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, securities owned, accounts receivable, and accounts payable approximated fair value as of December 31, 2000 and 1999.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets.

     Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 5.

     Software Development Costs

     In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit, of the related products. For certain periods, the technological feasibility of the Company's products and the general release of such software substantially coincide, and, as a result, software development costs qualifying for capitalization are not significant. There were no capitalized software development costs at December 31, 2000 or 1999.

     Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method. Goodwill is being amortized over four years. Other intangible assets are being amortized over one to fifteen years. See Note 6.

     Impairment of Long-Lived Assets

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The amount of the impairment is calculated as the amount by which the carrying value exceeds fair value. No impairments were recorded in 2000, 1999 or 1998.

     Revenue Recognition:

     Brokerage Fees

     Brokerage fee income and related clearing costs are recorded on a trade date basis as securities transactions occur, while such securities transactions are reported to the customer on a settlement date basis.

     Subscription Fees

     The Company provides investment analysis trading tools, including streaming real-time market information, via the Internet through its subscription services, including TradeStation Pro and WindowOnWallStreet.com. In addition to these services, payment of subscription fees also gives customers access to certain customer support services such as telephone and electronic mail support. Customers not currently paying subscription fees are not permitted to utilize these services. Revenue is recognized on a monthly basis as the service is provided. Payments received in advance of service are deferred and recognized on a monthly basis as the services are provided.

     Licensing Fees

     Prior to 1999, sales of client software products, net of provisions for anticipated returns, were recognized at the time the product was shipped, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, and an estimate for returns was provided in accordance with SFAS No. 48.

     Beginning in 1999 with the launch of the Company's 2000i product line, changes in the Company's client software product sales, including introduction of a new, higher-priced product and longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. Accordingly, all 2000i product sales are recognized as they become due (generally over a period of up to 12 months and, for ProSuite 2000i sales, over the course of up to 16 months).

     While the Company has no obligation to perform future services subsequent to shipment of client software, for a limited time the Company voluntarily provides support on its Web site, periodic "bug" fixes (on a global, as opposed to individual, basis) and telephone and electronic mail customer support as an accommodation to purchasers of its products as a means of fostering customer satisfaction. The majority of such services are provided during the first 60 days of ownership of the Company's products. Costs associated with this effort are insignificant in relation to product sales value and are accrued at the date the software is delivered in accordance with SOP 97-2.

     Other Revenues

     Other revenues are comprised mainly of royalties. The Company has, with respect to its client software products, entered into certain agreements with entities that market and sell financial market data subscriptions. Except for the agreement described in Note 16 (which is a royalty arrangement), the Company receives, in certain cases, monthly payments in the nature of commissions based on the use by the Company's client software customers of financial market data feed subscriptions which are accessed through one of the Company's client software products. The Company records these revenues as they are earned in accordance with the terms of the applicable contracts.

     Advertising Costs

     Advertising costs are expensed when the initial advertisement is run, and are included in sales and marketing expenses in the accompanying statements of operations. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were $10.8 million, $5.7 million and $5.9 million, respectively.

     Stock-Based Compensation

     In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of operations when such equity instruments are issued. As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25. See Note 10.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. Accordingly, each company's income taxes were accounted for separately. See Note 11.

     (Loss) Earnings Per Share

     (Loss) earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share. SFAS No.128 requires presentation of basic and diluted
(loss) earnings per share on the face of the statement of operations. Basic
(loss) earnings per share is computed by dividing the net (loss) income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted (loss) earnings per share is similar to basic (loss) earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See Note 13.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include established reserves for returns and reserves for potentially uncollectible accounts receivable.

     Comprehensive Income

     Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive (loss) income is equal to net (loss) income for all periods presented.

     Segment Information

     Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. During the three years ended December 31, 2000, management evaluated and operated the business of the Company as two segments. See Note 17.

     New Accounting Pronouncements

     The Company will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on the financial statements of the Company.

     In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-02, Accounting for Web Site Development Costs, which applies to all Web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific Web site development costs should be based on a model consistent with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of Issue No. 00-02 did not have a material impact on the financial statements of the Company.

(2)  BUSINESS COMBINATIONS

     TradeStation Group was formed in connection with the December 29, 2000 combination by merger of TradeStation Technologies (formerly known as Omega Research, Inc.) and TradeStation Securities (formerly known as onlinetradinginc.com corp.)

     As a result of the merger, all of the outstanding shares of common stock of each of TradeStation Technologies and TradeStation Securities converted into shares of common stock of TradeStation Group. TradeStation Technologies shareholders received one share of TradeStation Group common stock for each share of TradeStation Technologies common stock (a 1 to 1 ratio) and TradeStation Securities shareholders received 1.7172 shares of TradeStation Group common stock for each share of TradeStation Securities common stock (a
1.7172 to 1 ratio). At the effective time of the merger, TradeStation Group was owned approximately 57% (on a fully diluted basis) by former TradeStation Technologies' shareholders and approximately 43% (on a fully diluted basis) by TradeStation Securities' former shareholders. After giving effect to the merger combination, there were outstanding an aggregate number of 44,476,501 shares of common stock of TradeStation Group.

     Nonrecurring merger expenses were $3.8 million, comprised of approximately $1.6 million in banking fees, $1.2 million in legal, accounting and tax service fees, $600,000 in severance expenses and $400,000 in printing and miscellaneous expenses. Such expenses were recorded during the quarter ended December 31, 2000, the period that the merger became effective.

     The mergers are intended to qualify as a tax-free reorganization for United States federal income tax purposes, and TradeStation Group accounts for the mergers as a pooling-of-interests. Accordingly, the financial data herein gives retroactive effect to the combination by merger.

     Prior to the merger, TradeStation Technologies reported operations on a calendar year basis while TradeStation Securities reported operations on a fiscal year basis with a year end of January 31. TradeStation Group reports financial information on a calendar year basis. The accompanying statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 combine TradeStation Technologies' results for the years ended December 31, 1999 and 1998 with TradeStation Securities' results for the years ended January 31, 2000 and 1999, respectively. The accompanying balance sheet as of December 31, 1999 combines TradeStation Technologies' balance sheet as of December 31, 1999 with TradeStation Securities' balance sheet as of January 31, 2000. For the year ended December 31, 2000, TradeStation Securities converted from its fiscal year end of January 31 to a December 31 calendar year end. Accordingly, the accompanying statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000 combine both TradeStation Technologies' and TradeStation Securities' results for the year ended December 31, 2000, and the accompanying balance sheet as of December 31, 2000 combines both TradeStation Technologies' and TradeStation Securities' balance sheets as of December 31, 2000. The conversion of TradeStation Securities' fiscal year end from January 31 to December 31, resulted in the results of operations, shareholders' equity and cash flows for the month ended January 31, 2000 being recorded twice, both in 1999 and 2000. This resulted in an adjustment to retained earnings (deficit) during the year ended December 31, 2000 reducing shareholders' equity by $36,683, which is comprised of the following:

                Revenues                      $1,504,904
                Operating expenses             1,424,395
                Net income                        36,683

     The following table summarizes components of selected financial data of the
Company:

                                   2000            1999          1998
                               ------------   ------------   ------------
Revenues:
    TradeStation Technologies  $ 34,991,983   $ 23,736,535   $ 28,216,505
    TradeStation Securities      17,933,750      9,782,370      5,627,548
                               ------------   ------------   ------------
    TradeStation Group         $ 52,925,733   $ 33,518,905   $ 33,844,053
                               ============   ============   ============

Net (loss) income:
    TradeStation Technologies  $(14,430,631)  $ (3,722,518)  $  1,955,547
    TradeStation Securities         955,621      1,080,506        107,943
                               ------------   ------------   ------------
    TradeStation Group         $(13,475,010)  $ (2,642,012)  $  2,063,490
                               ============   ============   ============

     Effective October 26, 1999, TradeStation Technologies acquired Window On WallStreet, a leading provider of Internet-based streaming real-time market data and a developer of client software and online trading strategy tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 1,999,995 newly-issued shares of the TradeStation Technologies' common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, TradeStation Technologies (i) repaid in accordance with its terms approximately $4.1 million of Window On WallStreet debt, (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, were exercisable for an aggregate of 182,529 shares of the TradeStation Technologies' common stock, (iii) issued to employees 335,000 stock options to purchase the TradeStation Technologies' common stock, and (iv) paid fees and costs relating to the acquisition of $1.2 million. The consolidated financial statements contained herein reflect this acquisition under the purchase method of accounting.

     At the acquisition date, the shares of the TradeStation Technologies common stock issued were valued at $8.6 million based upon the closing price of TradeStation Technologies common stock on the day the merger agreement was simultaneously executed and consummated. The options were valued at $1.5 million based upon the fair value, calculated using the Black-Scholes model assuming a risk-free interest rate of 5%, volatility rate of 75%, and a weighted average life ranging from 2 to 5 years for the options assumed and 5 years for the options issued to employees. The resulting goodwill of $1.6 million and identifiable intangible assets of $15.0 million are being amortized over a period of three to four years. See Note 6.

     Under purchase accounting, the results of operations of the acquired company are included from the acquisition date forward. Accordingly, the consolidated financial statements include the results of operations of Window On WallStreet from October 26, 1999 forward. The following pro forma financial information assumes the acquisition of Window On WallStreet occurred on January 1, 1998:

                                                 1999           1998
                                             ------------   ------------

             Pro forma net revenues          $ 36,198,280   $ 37,338,301
             Pro forma net loss               (10,731,082)    (5,670,524)
             Pro forma loss per share               (0.26)         (0.15)

     There were no material relationships or intercompany transactions between the Company and Window On WallStreet prior to the acquisition. Pro forma adjustments primarily consist of the amortization of goodwill and other intangible assets arising as a result of the transaction and Window On WallStreet's results of operations prior to October 26, 1999, the acquisition date. The pro forma information above may not be indicative of the operating results that would have been reported had the acquisition been consummated on January 1, 1998, nor is it necessarily indicative of the results that will be reported in the future.

(3)  ACQUISITION OF CERTAIN INTANGIBLES

     On December 6, 1999, TradeStation Securities acquired certain intangible assets of Newport Discount Brokerage, Inc. ("Newport") pursuant to an Asset Purchase Agreement dated September 21, 1999, as amended (the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, TradeStation Securities purchased all of Newport's right, title and interest in and to Newport's customer accounts. The total consideration paid by TradeStation Securities in connection with this acquisition included cash of $2.7 million and 83,500 shares of TradeStation Securities common stock (143,386 shares of TradeStation Group common stock.)

     Issuance and delivery of the common stock consideration were contingent upon the acquired assets achieving certain revenue goals and maintaining customer accounts within one year from closing. In December 2000, the Company's obligation to issue these shares became fixed. For accounting purposes, the transaction was treated as a purchase. TradeStation Securities recorded an intangible asset of $2.9 million in connection with this acquisition, which is being amortized over five years. See Note 6.

(4)  SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

     Securities owned and securities sold but not yet purchased, at market value, consist of the following as of December 31, 2000 and 1999:

                                                           Securities Sold But
                                     Securities Owned       Not Yet Purchased
                                  ----------------------  ----------------------
                                     2000        1999        2000        1999
                                  ----------  ----------  ----------  ----------
     Corporate stocks             $   98,626  $    5,200  $   22,750  $   25,938
     U.S. government obligations     150,797     149,812          --          --
     Municipal obligations                --   1,695,304          --          --
                                  ----------  ----------  ----------  ----------
                                  $  249,423  $1,850,316  $   22,750  $   25,938
                                  ==========  ==========  ==========  ==========

(5)  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consist of the following as of December 31, 2000 and 1999:

                                           Useful Life
                                            In Years          2000         1999
                                                          -----------   -----------
     Computers and software                    3-5        $ 5,715,205   $ 4,990,268
     Furniture and equipment                   3-7            670,708       618,661
     Leasehold improvements                    1-8            318,993       217,584
                                                          -----------   -----------
                                                            6,704,906     5,826,513
     Accumulated depreciation and amortization             (4,053,849)   (2,814,283)
                                                          -----------   -----------
                                                          $ 2,651,057   $ 3,012,230
                                                          ===========   ===========

(6)  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net consist of the following as of December 31, 2000 and 1999:

                                                        Amortization
                                                       Period In Years           2000                 1999
                                                       ---------------         -----------         -----------
     Goodwill                                                 4                $ 1,633,000         $ 1,633,000
     Accumulated amortization                                                     (476,291)            (68,042)
                                                                               -----------         -----------
       Goodwill, net                                                           $ 1,156,709         $ 1,564,958
                                                                               ===========         ===========

     Purchased technology and workforce                       3                $11,600,000         $11,600,000
     Trade names and patents                                  3                  1,500,000           1,500,000
     Customer lists                                          3-5                 3,714,000           3,457,000
     Non-compete agreements                                  4-5                 1,100,000           1,100,000
     Data rights                                             1-5                   357,900             342,900
     Domain name                                             15                     65,000              65,000
                                                                               -----------         -----------
         Total other intangible assets                                          18,336,900          18,064,900
     Accumulated amortization                                                   (6,486,752)           (961,584)
                                                                               -----------         -----------
         Other intangible assets, net                                          $11,850,148         $17,103,316
                                                                               ===========         ===========

(7)  ACCRUED EXPENSES

     Accrued expenses consist of the following as of December 31, 2000 and 1999:

                                      2000        1999
                                   ----------  ----------
     Merger expenses               $2,431,001  $       --
     Payroll and related accruals     941,088   1,100,268
     Data and exchange fees           976,648     728,895
     Clearing deposits                190,499      50,000
     Technical support costs          151,000     161,000
     Other                            996,556     614,781
                                   ----------  ----------
                                   $5,686,792  $2,654,944
                                   ==========  ==========

(8)  DEFERRED REVENUE

     Deferred revenue is comprised of deferrals for (i) payments received in advance of service or bundled with client software purchases, (ii) payments received for licensing fees prior to the completion of the Company's 30-day trial period, and (iii) registration fees and sponsorship and exhibitor deposits for the Company's annual conference designed to highlight the benefits of trading strategy development. Deferred revenue consists of the following as of December 31, 2000 and 1999:

                                    2000      1999
                                  --------  --------
     Subscription fees            $785,593  $290,300
     Licensing fees                 36,000        --
     Annual conference                  --   124,524
                                  --------  --------
                                  $821,593  $414,824
                                  ========  ========

(9)  CAPITAL LEASE OBLIGATIONS

     The Company has a capital lease for office furniture, computer equipment and a phone system. The lease was capitalized at 8.7% and is to be paid over 36 months with a monthly payment of $8,646 and a final payment of 7% of the original invoice amounts.

     Future minimum payments as of December 31, 2000 are as follows:

                   2001                                      $103,748
                   2002                                       103,748
                   2003                                        29,122
                                                             --------
                   Total payments                             236,618
                   Less amount representing interest          (22,549)
                                                             --------
                   Capitalized lease obligations             $214,069
                                                             ========

(10)  SHAREHOLDERS' EQUITY

     Preferred Stock

     The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. No specific preferences or rights have been established to date with respect to any of these shares, nor have any of these shares been issued.

     In July 1999, TradeStation Securities redeemed all of its then outstanding preferred stock held by a former director for $330,000, 110% of the stated value.

     TradeStation Securities' Initial Public Offering

     TradeStation Securities completed its initial public offering by issuing 2,587,500 shares of its common stock on June 11, 1999. These shares were offered and sold by the underwriters at an initial public offering price of $7.00 per share, resulting in aggregate gross offering proceeds of $18,112,500. Net proceeds to TradeStation Securities were $15,810,891. These shares represent 4,443,255 shares of the Company's common stock after applying the 1.7172 to 1 merger exchange ratio. See Note 2.

     Warrants

     In connection with TradeStation Securities' initial public offering, warrants to purchase up to 225,000 shares of TradeStation Securities' common stock at an exercise price of $11.55 were granted to the underwriters. The Company assumed such warrants in connection with the merger, and, based on the
1.7172 to 1 merger conversion ratio, the underwriters may purchase up to 386,370 shares of the Company's common stock at an exercise price of $6.73.

     Stock Option Plans

     The Company has reserved 7,500,000 shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan (the "Incentive Stock Plan"). Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants of the Company. Currently, only options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive stock options may not be less than fair market value at the date of grant and their terms may not exceed ten years.

     In connection with the merger, as discussed in Note 2, the Company assumed the outstanding options under TradeStation Securities' 1999 Stock Option Plan. Each option issued under TradeStation Securities' plan was assumed and converted to 1.7172 options to purchase the Company's common stock at the original exercise price divided by 1.7172.

     As also discussed in Note 2, the Company assumed all outstanding stock options to purchase Window On WallStreet common stock ("WOW Options"). The WOW Options generally vest ratably over a four-year period and their terms are ten years.

     The Company has reserved 175,000 shares of its common stock for issuance under the TradeStation Group Nonemployee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of up to 3,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors.

     A summary of all stock option activity is as follows:

                                                                                  Option Price Per Share
                                                       Number          --------------------------------------------
                                                      of Shares             Low            High         Weighted
                                                   -------------       -------------  -------------  --------------
    Outstanding, December 31, 1997                     1,107,825         $  1.25        $  11.00        $  3.04
       Granted                                         1,856,216            1.59            5.34           2.27
       Canceled                                          (59,355)           2.00           11.00           4.70
       Exercised                                         (11,350)           1.25            2.00           1.47
                                                   -------------
    Outstanding, December 31, 1998                     2,893,336            1.25           11.00           2.52
       Granted                                         1,880,875            1.66           10.25           5.55
       Assumed WOW Options                               182,529             .48            8.06           4.62
       Canceled                                         (131,278)            .48           11.00           3.91
       Exercised                                        (181,560)           1.25           11.00           2.14
                                                   -------------
    Outstanding, December 31, 1999                     4,643,902             .48           11.00           3.80
       Granted                                         1,118,515            1.72            6.63           4.84
       Canceled                                         (651,468)           1.66           11.00           5.03
       Exercised                                        (120,561)           1.66           11.00           2.68
                                                   -------------
    Outstanding, December 31, 2000                     4,990,388             .48           11.00           3.90
                                                   =============

     Additional information regarding options outstanding at December 31, 2000 is as follows:

                                           Options Outstanding                           Options Exercisable
                           --------------------------------------------------     ---------------------------------
       Range of
       Exercise                 Number          Weighted          Weighted            Number           Weighted
        Prices                Outstanding        Average           Average          Exercisable         Average
----------------------           As of         Contractual        Exercise             As of           Exercise
    Low         High           12/31/00       Life in Years         Price            12/31/00            Price
----------   ---------     --------------- ------------------ ---------------     ---------------  ----------------
$     .48    $    .48               81,940         4.9           $     .48                 81,940      $    .48
     1.25        1.72            1,387,319         7.2                1.51                732,619          1.44
     1.90        2.84              566,044         8.7                2.63                 60,350          2.40
     2.85        4.22            1,175,490         7.6                3.44                383,516          3.31
     4.53        6.63            1,142,252         8.6                5.68                166,333          5.05
     6.95       10.25              597,318         8.0                8.14                233,398          7.98
    11.00       11.00               40,025         6.6               11.00                 26,285         11.00
                           ---------------                                        ---------------

$     .48    $  11.00            4,990,388         7.9           $    3.90              1,684,441      $   3.27
                           ===============                                        ===============

     At December 31, 2000, there were approximately 3.3 million shares available for grant under the Incentive Stock Plan and 47,000 shares available for grant under the Director Plan.

     All options issued during 1996 were issued to key employees at an exercise price that was subsequently determined to be approximately $291,000 in the aggregate below fair market value at the date of grant as determined by an independent appraisal. Several of the options issued during 1997 were determined to be, in the aggregate, approximately $341,000 below fair value as determined by an independent appraisal. These differences are being amortized over the five-year vesting period of the related stock options. For the years ended December 31, 2000, 1999 and 1998, the Company recorded compensation expense of approximately $154,000, $141,000 and $114,000, respectively.

     Included in compensation expense in 2000, 1999 and 1998 was approximately $37,000, $5,000 and $7,000, respectively, related to options issued to consultants of the Company, accounted for under the provisions of SFAS No. 123. Such options were issued in connection with the procurement of training services and product content. The exercise prices of the consultant option grants in 1999 and 1998 were $5.97 and $1.66, respectively, and the option grants vest over a period of 3 years and 5 years, respectively. The fair values of these grants at the date of issue were $102,000 and $2,000, respectively. There were no consultant option grants in 2000. In determining the fair value of these grants, the assumptions set forth below for employee option grants were used in the application of the Black-Scholes model for these grants. The provisions of Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services were applied in determining the amount of expense recorded in each of the periods noted above.

     The Company, as permitted by SFAS No. 123, applies APB Opinion No. 25 and its interpretations for options granted to employees. Accordingly, no compensation is recognized for such grants to the extent that their exercise price is equal to the fair market value of the underlying stock at the date of grant. Had compensation cost for the Company's stock options been based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's pro forma net loss (and pro forma loss per share) would have been approximately $15.6 million ($0.35 per share) and $3.6 million ($0.09 per share) for the years ended December 31, 2000 and 1999, respectively, and pro forma net income (and pro forma earnings per share on a diluted basis) would have been $1.5 million ($0.04 per share) for the year ended December 31, 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                          2000        1999        1998
                                          ----        ----        ----
     Risk free interest rate                6%          5%          5%
     Dividend yield                        --          --          --
     Volatility factors                    75%         75%         81%
     Weighted average life (years)          4           5           5


     Employee Stock Purchase Plan

     The Company has reserved 500,000 shares of its common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, participating employees may purchase common stock of the Company through accumulated payroll deductions. The exercise price for the options for each six-month Purchase Plan period is 85% of the lower of the fair market value of the Company's common stock on the first and last business day of the Purchase Plan period. During the years ended December 31, 2000, 1999 and 1998, 30,209, 23,585 and 12,506 shares of common stock were issued under the plan at an average price of $2.07, $3.27 and $3.06, respectively.

(11)  INCOME TAXES

     The components of income tax provision (benefit) for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                           2000            1999            1998
                                                       ------------    ------------    ------------
     Current tax (benefit) provision:
         Federal                                       $ (8,111,780)   $  5,850,587    $  2,283,730
         State                                           (1,191,710)        974,737         384,500
                                                       ------------    ------------    ------------
              Total current tax (benefit) provision      (9,303,490)      6,825,324       2,668,230
                                                       ------------    ------------    ------------

     Deferred tax provision (benefit):
         Federal                                          9,273,800      (7,252,000)     (1,342,200)
         State                                            1,432,400      (1,207,100)       (221,950)
                                                       ------------    ------------    ------------
              Total deferred tax provision (benefit)     10,706,200      (8,459,100)     (1,564,150)
                                                       ------------    ------------    ------------

              Total income tax provision (benefit)     $  1,402,710    $ (1,633,776)   $  1,104,080
                                                       ============    ============    ============

     Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences that created deferred income taxes are as follows:

                                                            2000             1999
                                                       ------------      ------------
     Deferred income taxes, asset:
          Reserves and allowances                      $     73,000      $    387,000
          Difference in revenue recognition               4,018,000        12,260,000
          Deferred revenue and accrued liabilities          588,651           425,000
          Net operating loss carryforwards                4,510,000         2,533,000
          Stock options expense                             177,000           133,000
          Intangible amortization                           166,500                --
          Property and equipment depreciation                76,500           154,000
          Tax credits                                       334,500            38,000
          Other                                             110,000            60,000
                                                       ------------      ------------
                                                         10,054,151        15,990,000
          Valuation allowance                            (5,248,500)       (2,769,000)
                                                       ------------      ------------
                                                       $  4,805,651      $ 13,221,000
                                                       ============      ============
     Deferred income taxes, liability:
          Property and equipment depreciation          $         --      $     60,000
          Intangible amortization                                --           (25,700)
                                                       ------------      ------------
                                                       $         --      $     34,300
                                                       ============      ============

     At December 31, 2000, the Company had an income tax receivable of approximately $8.5 million, which represents TradeStation Technologies' ability to carryback part of its tax loss during 2000 to recoup federal income taxes paid during 1998 and 1999. At December 31, 2000, the Company also had an income tax payable of approximately $1.0 million related to TradeStation Securities. The net deferred tax assets of the Company are expected to be realized through future taxable income.

     The Company has available net operating loss carryforwards and tax credit carryforwards for federal tax purposes estimated at $2.5 million and $210,500, respectively, related to its 2000 losses in excess of payments anticipated to be recouped and included in the income tax receivable. For state tax purposes, the available net operating loss carryforwards are estimated at $27.7 million. In addition, the Company also has available net operating loss carryforwards and tax credit carryforwards totaling approximately $6.3 million and $124,000, respectively, through TradeStation Technologies' acquisition of Window On WallStreet, which will begin to expire in 2012. The utilization of the Window On WallStreet net operating losses will be subject to limitations of approximately $617,000 per year, which are cumulative to the extent not utilized by the Company. The deferred tax asset related to all of these carryforwards has been reduced to zero by a valuation allowance.

     A reconciliation of the difference between the expected (benefit) provision for income taxes using the statutory federal tax rate and the Company's actual provision (benefit) is as follows:

                                                          2000           1999           1998
                                                      -----------    -----------    -----------
     Income tax (benefit) provision using statutory
          Federal tax rate                            $(4,104,582)   $(1,453,768)   $ 1,076,974
     Change in valuation allowance                      2,479,500       (240,000)            --
     Nondeductible merger expenses                      1,292,000             --             --
     Nondeductible amortization of goodwill and
          other intangibles                             1,818,971        303,162             --
     Other                                                (83,179)      (243,170)        27,106
                                                      -----------    -----------    -----------
          Total income tax provision (benefit)        $ 1,402,710    $(1,633,776)   $ 1,104,080
                                                      ===========    ===========    ===========

(12) EMPLOYEE BENEFIT PLANS

     TradeStation Technologies had provided retirement benefits through a defined contribution 401(k) plan (the "401(k) Plan") which was established during 1994. Employees became eligible based upon meeting certain service requirements. TradeStation Technologies matched employee contributions based upon a formula defined in the 401(k) Plan. Matching contributions accrued under the 401(k) Plan amounted to approximately $242,000 in 1999. There were no matching contributions accrued in 2000 and 1998.

     TradeStation Securities had maintained a "SIMPLE" retirement plan for all eligible employees. Eligible employees could contribute up to $500 per month, for which TradeStation Securities would match, dollar-for-dollar, up to 3% of the employees' compensation. Contributions by TradeStation Securities under this plan totaled $39,928 and $46,987 for the years ended January 31, 2000 and 1999, respectively. Effective December 31, 1999, TradeStation Securities terminated the plan.

     Effective January 15, 2000, TradeStation Securities started a defined contribution 401(k) plan. Eligible employees could contribute up to 15% of their eligible salary, which TradeStation Securities would match fifty percent, up to $2,500. Contributions by TradeStation Securities under this plan totaled $91,559 for the year ended December 31, 2000.

     Both plans were continued by the Company's subsidiaries in connection with the merger.

(13)  (LOSS) EARNINGS PER SHARE

     Weighted average shares outstanding for the years ended December 31, 2000, 1999 and 1998 are calculated as follows:

                                                             2000         1999         1998
                                                          ----------   ----------   ----------
     Weighted average shares outstanding (basic)          43,955,819   40,065,348   36,756,414
     Impact of dilutive options after applying
          the treasury stock method                               --           --      502,286
     Impact of potential stock repurchase                         --           --      708,835
                                                          ----------   ----------   ----------
     Weighted average shares outstanding (diluted)        43,955,819   40,065,348   37,967,535
                                                          ==========   ==========   ==========

     Options outstanding which are not included in
         the calculation of diluted (loss) earnings per
         share because their impact is antidilutive        4,990,388    4,643,902      415,250
                                                          ==========   ==========   ==========

     Warrants outstanding which are not included in
         the calculation of diluted (loss) earnings per
         share because their impact is antidilutive          386,370      386,370           --
                                                          ==========   ==========   ==========

     In February 1998, an officer of TradeStation Securities received 763,199 shares of common stock (after giving effect to the exchange ratio pursuant to the merger) in connection with his employment, subject to repurchase by TradeStation Securities in the event of his resignation or termination for cause prior to February 28, 2001. Such shares were excluded from basic weighted average shares outstanding for the years ended December 31, 1998 and 1999, but were included in diluted weighted average shares outstanding for the year ended December 31, 1998. The redemption provision with respect to two-thirds of these shares expired on February 29, 2000, and such shares were included in the calculation of basic weighted average shares for the year ended December 31, 2000. The remaining shares have been excluded from basic and diluted weighted average shares outstanding for the year ended December 31, 2000.

(14)  NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2000, TradeStation Securities had net capital of $13,539,271, which was $13,268,086 in excess of its required net capital of $271,185, and a ratio of aggregate indebtedness to net capital of .30.

(15)  CONCENTRATIONS AND CREDIT RISKS

     Financial Instruments With Off-Balance-Sheet Risk

     TradeStation Securities' customer securities activities are transacted on either a cash or margin basis. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by the Clearing Firm, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, TradeStation Securities executes customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose TradeStation Securities to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

     TradeStation Securities seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. TradeStation Securities and the Clearing Firm monitor required margin levels daily and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary.

     TradeStation Securities' customer financing and securities settlement activities require TradeStation Securities' Clearing Firm to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customers' obligations. TradeStation Securities controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, TradeStation Securities establishes credit limits for such activities and monitors compliance on a daily basis.

     Concentrations of Credit Risk

     TradeStation Securities is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, TradeStation Securities may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is TradeStation Securities' policy to review, as necessary, the credit standing of each counterparty.

(16)  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company has eight non-cancelable operating leases for facilities with expirations ranging from February 2002 to February 2007. The Company subleases space to four unrelated entities. In addition to the leases for facilities, the Company leases its telephone system and certain computer equipment and office furniture.

    Future minimum lease payments, net of sublease rentals, as of December 31, 2000 under all operating leases are as follows:

                 2001                            $3,698,074
                 2002                             2,056,261
                 2003                               543,255
                 2004                               384,890
                 2005                               268,031
                 Thereafter                         309,064
                                                 ----------
                                                 $7,259,575
                                                 ==========

     Total rent expense for 2000, 1999 and 1998 was approximately $1.8 million, $798,000 and $434,000, net of sublease rentals, respectively.

     Line of Credit

     On November 22, 2000, TradeStation Technologies obtained a one-year revolving credit facility in the amount of $3.0 million that is guaranteed by the Company's Co-Chief Executive Officers. The interest rate is London Interbank Offered Rate plus 1.70%, and there is a .125% unused facility fee. The Company has not made any borrowings under this credit facility.

     Telerate Royalty Agreement

     The Company has entered into a Software License, Maintenance and Development Agreement (the "Agreement") with Dow Jones Markets, Inc. (then known as Dow Jones Telerate, Inc., now known as Telerate, Inc., and a subsidiary of Bridge Information Systems, Inc.) ("Telerate"). This is the last year of the Agreement. Under the Agreement, the Company modified one of its software products to create a Telerate version and granted Telerate a license to promote, market, sublicense and distribute the Telerate version for six years. During 2000, 1999 and 1998, the Company earned approximately $6.0, $4.0, and $3.0 million, respectively, in royalties (based upon minimum royalty requirements) under the terms of this Agreement. The minimum royalty requirement for 2001 is $8.0 million. However, Telerate's parent company filed a Chapter 11 reorganization proceeding under the federal bankruptcy code in February 2001. Approximately $715,000 of the $8.0 million of 2001 royalties may be considered part of the "pre-petition" estate, even though payments to the Company were current at the time of the Chapter 11 filing and the next payment was not due until March 2001. If the Agreement is assumed, that $715,000 will be paid in full. The Company has been informed by Telerate to expect the balance of the 2001 payments in a timely fashion, and, though no assurance can be given, the Company has no reason to believe that the Agreement will not be assumed when a plan of reorganization is ultimately confirmed.

     Data Services Provider Agreement

     The Company has an agreement with its data services provider that requires, in the event of termination, the payment of a termination fee of $500,000 if terminated prior to December 31, 2001. Other than the termination fee, no minimum obligation exists under the agreement.

     Litigation

     On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against TradeStation Securities, Barry Goodman, Jan Bevivino, William L. Mark and Bear, Stearns Securities Corp. TradeStation Securities' attorneys moved the case to the United States District Court for the District of Massachusetts, Eastern Division and on May 5, 2000 the United States District Court granted TradeStation Securities' motion to compel arbitration and subsequently entered a procedural order dismissing the Whighams' civil action without prejudice. On September 9, 2000, TradeStation Securities received notification from NASD Dispute Resolution, Inc. that the Whighams had filed a statement of claim and initiated arbitration against all parties named in the former civil action.

     The Whighams have alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that TradeStation Securities aided and abetted Mr. Goodman in violation of c.110A. The Whighams have also made allegations of excessive trading, excessive commissions, negligent supervision and fraud in violation of 18 U.S.C. ss.1962. The Whighams seek total alleged damages of $561,000 plus interest, costs, fees and treble damages. The Company intends to present a vigorous defense and to seek reimbursement for certain costs associated with its defense. The Company believes the claim to be without merit, however, there can be no assurance that the Company's defense of the claim will be successful.

     In addition to the above-described dispute, the Company is engaged in litigation incidental to, and part of the ordinary course of, its business. The Company does not believe that the results of any such pending litigation will have a material adverse effect on its financial position or results of operations.

(17)  SEGMENT AND RELATED INFORMATION

     For the three years in the period ended December 31, 2000, TradeStation Group operated in two principal business segments: (1) software products and services and (2) brokerage services. The Company evaluates the performance of its segments based on revenue and operating income. The software products and services segment includes the operations of TradeStation Technologies and the brokerage services segment represents the operations of TradeStation Securities.

                                                           For the Year Ended December 31,
                                                  --------------------------------------------------
                                                      2000                1999              1998
                                                  ------------         -----------       -----------
Revenues:
     Software products and services               $ 34,991,983         $23,736,535       $28,216,505
     Brokerage services                             17,933,750           9,782,370         5,627,548
                                                  ------------         -----------       -----------
                                                  $ 52,925,733         $33,518,905       $33,844,053
                                                  ============         ===========       ===========
(Loss) income from operations:

     Software products and services               $(14,517,520) (a)    $(6,480,993)      $ 2,583,586
     Brokerage services                              1,152,588  (a)        552,000          (167,927)
                                                  ------------         -----------       -----------
                                                  $(13,364,932)        $(5,928,993)      $ 2,415,659
                                                  ============         ===========       ===========

                                              As of and for the Year Ended December 31,
                                             -------------------------------------------
                                                 2000           1999            1998
                                             -----------     -----------     -----------
     Identifiable assets:
          Software products and services     $27,892,400     $39,559,055     $29,642,123
          Brokerage services                  22,461,748      19,360,804       2,154,588
                                             -----------     -----------     -----------
                                             $50,354,148     $58,919,859     $31,796,711
                                             ===========     ===========     ===========

     Depreciation and amortization:
          Software products and services     $ 6,821,229     $ 1,847,555     $   468,840
          Brokerage services                     693,176         131,163          29,918
                                             -----------     -----------     -----------
                                             $ 7,514,405     $ 1,978,718     $   498,758
                                             ===========     ===========     ===========
     Capital expenditures:
          Software products and services     $   749,125     $ 1,594,178     $ 1,166,041
          Brokerage services                     290,240         191,791          48,890
                                             -----------     -----------     -----------
                                             $ 1,039,365     $ 1,785,969     $ 1,214,931
                                             ===========     ===========     ===========

(a) Includes non-recurring merger expenses of $2.5 million for the software products and services segment and $1.3 million for the brokerage services segment incurred in conjunction with the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities.

(18)  UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following tables summarize selected quarterly financial data of the Company for the years ended December 31, 2000 and 1999.

                                                                      2000
                              ------------------------------------------------------------------------------------
                                   First            Second            Third            Fourth             Full
                                  Quarter           Quarter          Quarter           Quarter            Year
                              ------------      ------------      ------------      ------------      ------------

     Revenues                 $ 12,908,359      $ 13,857,243      $ 12,665,133      $ 13,494,998      $ 52,925,733
     Loss from operations       (4,229,871)       (2,475,148)       (1,502,535)       (5,157,378)      (13,364,932)
     Net loss                   (4,131,242)       (2,459,809)       (1,537,292)       (5,346,667)      (13,475,010)
     Loss per share:
        Basic and diluted            (0.09)            (0.06)            (0.03)            (0.12)            (0.31)


                                                                      1999
                               ------------------------------------------------------------------------------------
                                    First            Second            Third           Fourth               Full
                                   Quarter           Quarter          Quarter          Quarter              Year
                                ------------      ------------      ------------     ------------       -----------

     Revenues                   $  7,736,764      $  8,184,208      $  8,297,624      $  9,300,309      $ 33,518,905
     Loss from operations           (730,901)         (875,642)         (267,130)       (4,055,320)       (5,928,993)
     Net (loss) income              (217,619)         (278,984)          154,709        (2,300,118)       (2,642,012)
     (Loss) earnings per share:
        Basic and diluted              (0.01)            (0.01)             0.00             (0.05)            (0.07)

                    TRADESTATION GROUP INC. AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL SCHEDULE

Report of Independent Certified Public Accountants on Schedule............................................  S-2

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000,
1999 and 1998.............................................................................................  S-3

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To TradeStation Group, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated February 12, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Miami, Florida,
   February 12, 2001.

                    TRADESTATION GROUP INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                               Balance at       Charged to                          Balance at
                                              Beginning of      Costs and                             End of
                                                 Period          Expenses         Deductions          Period
                                              ------------     ------------      ------------      ------------
     Year ended December 31, 2000:
          Allowance for doubtful accounts     $    716,000     $         --      $   (716,000)     $         --
          Allowance for returns                     83,000           26,647          (109,647)               --
                                              ------------     ------------      ------------      ------------
                                              $    799,000     $     26,647      $   (825,647)     $         --
                                              ============     ============      ============      ============

     Year ended December 31, 1999:
          Allowance for doubtful accounts     $  3,723,000     $     25,000      $ (3,032,000)     $    716,000
          Allowance for returns                  7,350,000           83,000        (7,350,000)           83,000
                                              ------------     ------------      ------------      ------------
                                              $ 11,073,000     $    108,000      $(10,382,000)     $    799,000
                                              ============     ============      ============      ============

     Year ended December 31, 1998:
          Allowance for doubtful accounts     $  3,229,166     $  2,222,834      $ (1,729,000)     $  3,723,000
          Allowance for returns                  4,150,000       25,336,754       (22,136,754)        7,350,000
                                              ------------     ------------      ------------      ------------
                                              $  7,379,166     $ 27,559,588      $(23,865,754)     $ 11,073,000
                                              ============     ============      ============      ============

                                 EXHIBIT INDEX

        Exhibit
         Number                       Description
        -------                       -----------
          3.1   TradeStation Group's Articles of Incorporation, as amended**

          3.2   TradeStation Group's Bylaws**

          4.1 Form of Specimen Certificate for TradeStation Group's Common Stock****

          9.1 Voting Trust Agreement dated January 19, 2000 by and among certain shareholders of each of Omega Research, Inc. and onlinetradinginc.com corp. and Marc J. Stone, as voting trustee*

          10.1 Agreement and Plan of Merger and Reorganization dated as of January 19, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation, together with the following exhibit thereto: (i) Form of Omega Affiliate Agreement; (ii) Form of Online Affiliate Agreement; (iii) Form of Employment Agreement; and (iv) Form of Non-Competition and Non-Disclosure Agreement*

          10.2 First Amendment to Agreement and Plan of Merger and Reorganization effective March 7, 2000 among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation, Second Amendment to Agreement and Plan of Merger and Reorganization dated as of July 19, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., TradeStation Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition

                Corporation and Third Amendment to Agreement and Plan of Merger and Reorganization dated as of September 21, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., TradeStation Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation*

          10.3 Letter Agreement dated January 19, 2000 from onlinetradinginc.com corp. to and accepted by Andrew A. Allen*

          10.4  TradeStation Group, Inc. Incentive Stock Plan***ooo

          10.5 TradeStation Group, Inc. Nonemployee Director Stock Option Plan***ooo

          10.6 Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc. as amended (TradeStation Agreement)+

          10.7 Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc.(SuperCharts Agreement)+

          10.8 Standard Office Building Lease between 8700 Flagler, Ltd. and Omega Research, Inc., as amended by Memorandum of Commencement Date+

          10.9  Form of Indemnification Agreement+


          10.10 S Corporation Tax Allocation and Indemnification Agreement++


          10.11 TradeStation Group, Inc. Employee Stock Purchase
                Plan***ooo

          10.12 Form of Non-Competition Agreement+


          10.13 Letter Agreement dated October 27, 1997 from Dow Jones Markets, Inc. to Omega Research, Inc.+++


          10.14 Sublease (for fourth floor of 8700 Flagler Building) and Modification of Lease Agreement (incorporated by reference to Exhibit 10.11 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

          10.15 Second Modification of Lease Agreement, dated January 31, 2000, between Nationwide Theaters West Flagler, L.L.C. and Omega Research, Inc. (incorporated by reference to Exhibit 10.12 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

          10.16 Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window on WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit
                10.13 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

          10.17 Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and Omega Research, Inc. (incorporated by reference to
                Exhibit 10.14 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

          10.18 Promissory Note dated November 22, 2000 between Omega Research, Inc., as borrower, and Bank of America, N.A.oo

          10.19 Limited Guaranty dated November 22, 2000 between Rafael L. Cruz and Guillermo R. Cruz, as guarantors, and Bank of America, N.A.oo

          10.20 Employment Agreement dated as of January 26, 2001 and effective as January 1, 2001, between Roger Shaffer, Jr. and TradeStation Group, Inc. (filed herewith)ooo

          10.21 Employment Agreement dated as of January 19, 2000 between Farshid Tafazzoli and TradeStation Group, Inc. (filed herewith)ooo

          10.22 Employment Agreement dated as of January 19, 2000 between E. Steven zum Tobel and TradeStation Group, Inc. (filed herewith)ooo

          10.23 Employment Agreement dated as of January 19, 2000 between Derek Hernquist and TradeStation Group, Inc. (filed herewith)ooo

          10.24 onlinetradinginc.com corp. 1999 Stock Option Plan***

          10.25 Window On WallStreet Inc. 1997 Long Term Incentive Plan***

          10.26 Clearing Agreement with Bear, Stearns Securities Corp.o

          10.27 Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P.o

          10.28 Form of Non-Competition and Non-Disclosure Agreement*

          21.1  List of Subsidiaries (filed herewith)

          23.1 Consent of Arthur Andersen LLP, Independent Certified Public Accountants, with respect to TradeStation Group, Inc.'s consolidated financial statements (filed herewith)

----------------------------------
          * Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the "Commission") on December 12, 2000.

          ** Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

          *** Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.

         **** Previously filed as part of Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on November 21, 2000.

          + Previously filed as part of Registration Statement No. 333-3207 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

          ++ Previously filed as part of Amendment No.1 to Registration Statement No. 333-3207 of Omega Research, Inc. filed with the Commission on August 25, 1997.

          +++ Previously filed as part of Annual Report on Form 10-K of Omega Research, Inc. for the fiscal year ended December 31, 1997.

          o Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

          oo Previously filed as part of Amendment No. 4 to Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on December 11, 2000.

          ooo Indicates a management contract or compensatory plan or arrangement.