Form 10-K405/A
period 2000-12-31
TRADESTATION GROUP INC
filed 2001-04-27
CIK 1111559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A (First)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the fiscal year ended December 31, 2000 or

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Annual Report") of TradeStation Group, Inc. previously filed with the Securities and Exchange Commission are hereby amended and restated in their entirety as hereinafter set forth. All references in this Part III to the "company" or "TradeStation Group" refer, with respect to any period or date prior to December 29, 2000, to TradeStation Group's predecessor, Omega Research, Inc. (which has been renamed TradeStation Technologies, Inc.). On December 29, 2000, Omega Research and onlinetradinginc.com corp. (which has been renamed TradeStation Securities, Inc.) combined by merger resulting in TradeStation Group becoming the publicly-traded company on The Nasdaq National Market and TradeStation Technologies and TradeStation Securities becoming wholly-owned operating subsidiaries of TradeStation Group.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The executive officers and directors of TradeStation Group and their respective ages and positions as of April 25, 2001 are as follows:

NAME                            AGE      POSITION WITH THE COMPANY
----                            ---      -------------------------
William R. Cruz                 40       Co-Chairman of the Board and Co-Chief Executive Officer
Ralph L. Cruz                   37       Co-Chairman of the Board and Co-Chief Executive Officer
Salomon Sredni                  33       President and Chief Operating Officer and Director

Sean M. Davis                   35       Vice President of Investor and Media Relations
David H. Fleischman             55       Chief Financial Officer, Vice President of Finance and Treasurer
Lothar Mayer (1)                61       Director
Janette Perez                   43       Vice President of Advertising
Stephen C. Richards (1)(2)      47       Director
Roger L. Shaffer                34       Vice President of Brokerage Compliance
Brian D. Smith (1)(2)           56       Director
Marc J. Stone                   40       Vice President of Corporate Development, General Counsel and Secretary
Farshid Tafazzoli               28       Vice President of Brokerage Technology and Director
E. Steven zum Tobel             34       Vice President of Brokerage Operations and Director

--------------------

(1)  Member of the Audit Committee of the board of directors.
(2)  Member of the Compensation Committee of the board of directors.

     The directors hold office until the next annual meeting of shareholders. Executive officers serve at the discretion of the board of directors.

     WILLIAM R. CRUZ co-founded the company with his brother, Ralph Cruz, in 1982 and has been a director since that time. He served as President from 1982 to September 1999. Mr. Cruz was appointed Co-Chairman of the Board and Co-Chief Executive Officer of the company in 1996. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and the Juilliard School of Music during which time he won numerous classical violin competitions. Mr. Cruz has been primarily responsible for the conception and management of the company's products and product strategies.

     RALPH L. CRUZ co-founded the company in 1982 and has been a director since that time. Mr. Cruz was Vice President of the company from 1982 until 1996, at which time he was appointed Co-Chairman of the Board and Co-Chief Executive Officer. In December 2000, Mr. Cruz became a director of TradeStation Securities, Inc., one of the company's operating subsidiaries. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Indiana University, during which time he won numerous classical violin competitions. Mr. Cruz historically has been responsible for the company's marketing strategies.

     SALOMON SREDNI joined the company in December 1996 as its Vice President of Operations and Chief Financial Officer and was named Treasurer and a director of the company in July 1997. In August 1999, he was named President and Chief Operating Officer. Mr. Sredni also serves as a director of each of the company's operating subsidiaries. Before joining the company, Mr. Sredni was Vice President of Accounting and Corporate Controller at IVAX Corporation, a publicly-held pharmaceutical company, from August 1994 to November 1996. Prior to that time, from January 1988 to August 1994, Mr. Sredni was with Arthur Andersen LLP, an international accounting firm. Mr. Sredni is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. He has a bachelor's degree in Accounting from The Pennsylvania State University.

     SEAN M. DAVIS was appointed to his current position for the company, Vice President of Investor and Media Relations, in 2000, after the company acquired his previous employer, Window On WallStreet Inc. Mr. Davis joined Window On WallStreet in 1995 and served as Senior Vice President, Marketing & Business Development, from 1998 to 1999, Vice President from 1996 to 1998, and Managing Director from 1995 to 1996. From 1994 to 1995, Mr. Davis was Channel Sales Manager at American Power Conversion. From 1988 to 1994, Mr. Davis was employed in corporate sales in the computer industry for several companies. Mr. Davis has an Executive MBA from the University of Rhode Island with an emphasis in management, and a bachelor's degree from Vassar College with an emphasis in computer science.

     DAVID H. FLEISCHMAN joined the company as Chief Financial Officer, Vice President of Finance and Treasurer on February 1, 2001. Prior to joining TradeStation Group, Mr. Fleischman was engaged as a Director of Crossroads LLC, a firm that provides financial and management expertise and services to companies seeking to maximize the efficiencies and performance of their management teams. From January 1997 until September 2000, Mr. Fleischman served as Senior Vice President, Chief Financial Officer and member of the Board of Advisors of The SeaSpecialties Group. From 1992 to 1996, he served as Senior Vice President and Treasurer of The Kislak Organization - J.I. Kislak, Inc., an organization that, during those years, included the largest privately-held mortgage-banking company in the United States. From 1983 to 1992, Mr.

Fleischman served as a Director, Vice President and Chief Financial Officer of the U.S. group of Berisford International plc, a publicly-held United Kingdom company. From 1969 to 1983, he held several positions with subsidiaries of Midland Bank plc, including London American Finance Corporation and Drake America Corporation. He began his career in 1967 in the audit division of a predecessor firm of Ernst & Young. Mr. Fleischman has a bachelor's of science degree in accounting from The New York Institute of Technology.

     LOTHAR MAYER became a director of the company and a member of its Audit Committee in December 2000. Prior to that, he served as a director of TradeStation Securities (then known as onlinetradinginc.com corp.). Mr. Mayer is the President of Liberty Hardware Mfg. Corp., a subsidiary of Masco Corp. (NYSE:
MAS). He has held this position for over 23 years. He owned Liberty Hardware until its sale to Masco. Mr. Mayer is also a chartered and certified public accountant.

     JANETTE PEREZ joined the company in 1996 as Director of Public Relations, and was named Vice President of Marketing (the title ultimately changing to Vice President of Advertising) in June of 1998. Since 1998, Ms. Perez has been responsible for the organization and management of the company's marketing campaigns. Prior to joining the company, Ms. Perez served for 15 years as a manager for Simon Bolivar International, a specialty advertising firm.

     STEPHEN C. RICHARDS is Executive Vice President and Chief Financial Officer of Network Associates, Inc. (Nasdaq:NETA), a provider of network security and availability solutions for e-business. Previously he served as Chief Online Trading Officer of E*TRADE Group, Inc., a position he held from March 1999 to June 2000. From 1998 to February 1999, Mr. Richards served as Senior Vice President, Corporate Development and New Ventures at E*TRADE, following two years as E*TRADE's Senior Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining E*TRADE in April 1996, Mr. Richards was Managing Director and Chief Financial Officer of Correspondent Clearing at Bear Stearns & Companies, Inc., where he was employed for more than 11 years. He is also a former Vice President/Deputy Controller of Becker Paribas, and former First Vice President/Controller of Jefferies and Company, Inc. Mr. Richards also serves as a director of McAfee.com Corporation (Nasdaq:MCAF), a provider of online PC management products and services, and Archipelago LLC, a leading electronic communication network (ECN). He received a Bachelor of Arts in Statistics and Economics from the University of California at Davis and an MBA in Finance from the University of California at Los Angeles. Mr. Richards is a Certified Public Accountant. Mr. Richards became a director of the company in August 1999, at which time he was also elected to the Compensation Committee and the Audit Committee of the board of directors.

     ROGER L. SHAFFER was appointed Vice President of Brokerage Compliance of the company in December 2000. Prior to that, commencing June 1999, he served as General Counsel and Vice President of Business Development of TradeStation Securities. From May 1995 to June 1999, Mr. Shaffer was a partner in the law firm of Shaffer & Shaffer, P.A., where he limited his practice to business and corporate transactions. Prior to that time, from 1988 to 1992, Mr. Shaffer was an assistant controller for various privately held companies within the real estate and securities industries. Mr. Shaffer received his law degree from the University of Miami School of Law, being conferred cum laude, and received his bachelor's degree in finance from Florida Atlantic University, graduating with honors.

     BRIAN DOUGLAS SMITH, currently retired, served from 1990-1996 as President of Data Broadcasting Corporation (DBC), a leading provider of financial market data services to the individual investor market. Prior to becoming President of DBC, Mr. Smith, since 1983, held several key positions with DBC and its predecessor companies. Prior to that, Mr. Smith worked for 13 years for General Electric Company in engineering, sales and management positions, and for Texas Instruments in engineering. Mr. Smith also served as Chief Executive Officer of Mobile Broadcasting Corp., a wireless communications company, from December 1996 to December 1997. Mr. Smith became a director of the company in December 1997, and was elected to the Compensation Committee and the Audit Committee of the board of directors in January 1998.

     MARC J. STONE joined the company in May 1997 as its Vice President of Corporate Development, General Counsel and Secretary. In December 2000, Mr. Stone became a director of TradeStation Securities, and continues as a director of TradeStation Technologies. From January 1993 to May 1997, Mr. Stone was a partner at a predecessor law firm of Bilzin Sumberg Dunn Baena Price & Axelrod LLP ("Bilzin Sumberg"), which currently serves as the company's regular outside counsel. Prior to that time, from 1985 to 1992, Mr. Stone was an associate with that predecessor law firm. Mr. Stone is of counsel to Bilzin Sumberg. Mr. Stone has bachelor's degrees in English and American Literature and Theatre Arts and Dramatic Literature from Brown University, and received his law degree from University of California (Boalt Hall) School of Law at Berkeley. Mr. Stone is a member of the Bar of the State of New York, The Florida Bar, the American Bar Association and the New York State Bar Association.

     FARSHID TAFAZZOLI became a director and Vice President of Brokerage Technology of the company in December 2000, and continues as a director of its operating subsidiary, TradeStation Securities. Prior to that, Mr. Tafazzoli served as a director and Chief Information Officer of onlinetradinginc.com corp., the securities brokerage that he co-founded in September 1995 and that is now owned by the company. Mr. Tafazzoli has over six years experience as a systems specialist in the brokerage industry, including positions with Spear, Leads and Kellogg and Gulfstream Partners. Mr. Tafazzoli has a Bachelor of Science degree in Administrative Studies from Nova Southeastern University.

     E. STEVEN ZUM TOBEL became a director and Vice President of Brokerage Operations of the company in December 2000, and serves as a director of its operating subsidiaries. Prior to December 2000, Mr. zum Tobel served as a director and President of onlinetradinginc.com corp., the securities brokerage acquired by the company. Mr. zum Tobel has been with TradeStation Securities since March 1998. Mr. zum Tobel has over 12 years experience in the brokerage industry with areas of expertise in financial reporting, compliance and operations, including serving from September 1996 to February 1998 as managing partner of zum Tobel and Ling, LLP, an audit and tax practice specializing in the brokerage industry, and from December 1994 to August 1996 as Vice President of Securities Consultants International LLC, a national brokerage consulting firm. Mr. zum Tobel is a Certified Public Accountant. He has a bachelor's degree in Finance and an MBA with a concentration in Finance from Florida Atlantic University.

Independent Directors; Committees of the Board of Directors

     Effective as of the closing of the December 29, 2000 merger, three nonemployee, independent members, Brian D. Smith, Stephen C. Richards and Lothar Mayer, have served on the board of directors of TradeStation Group. All three serve as members of the Audit Committee of the board of directors. The Audit Committee recommends the annual engagement of our auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments, related fees, the accounting principles used in financial reporting, internal financial auditing procedures and the adequacy of the internal control procedures. Mr. Richards and Mr. Smith also serve on the Compensation Committee of the board of directors. The Compensation Committee determines executive officers' salaries and bonuses and administers our Incentive Stock Plan and Employee Stock Purchase Plan.

     During 2000 prior to the merger, Messrs. Smith and Richards, and Salomon Sredni, the President and Chief Operating Officer of the company, served on the Audit Committee, and Messrs. Smith and Richards served on the Compensation Committee, of the company's board of directors.

     The board of directors does not currently have a nominating committee or a committee that performs similar functions.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers (as defined under the Exchange Act) and directors, and persons who own more than ten percent of a registered class of a company's equity securities, to file reports of ownership and changes in ownership with the SEC. Our officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to us and our understanding that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2000 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Tables

     The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to all compensation paid or earned for services rendered to us in the three years ended December 31, 2000 by our Co-Chief Executive Officers and our four other most highly compensated executive officers whose aggregate annual compensation for 2000 exceeded $100,000 (together, the "Named Executive Officers"). The table also includes one additional individual who would have been included in the four other most highly compensated executive officers but for his not having served as an executive officer as of December 31, 2000. We did not have a pension plan or a long-term incentive plan, had not issued any restricted stock awards and had not granted any stock appreciation rights as of December 31, 2000. The value of all perquisites and other personal benefits received by each Named Executive Officer did not exceed 10% of the Named Executive Officer's total annual compensation.

                                                                                       Long-Term
                                                                                     Compensation
                                                                                        Awards
                                                    Annual Compensation             --------------
                                          -------------------------------------       Securities         All Other
                                          Fiscal                                      Underlying          Compen-
NAME AND PRINCIPAL POSITION                Year       Salary ($)      Bonus ($)      Options(1)(#)       sation ($)
---------------------------               -------    ------------    ----------     --------------    ----------------
William R. Cruz.........................   2000      $   150,000     $        --               --      $      --
   Co-Chief Executive Officer              1999          150,000              --               --          5,400(2)
                                           1998          150,000              --               --             --

Ralph L. Cruz...........................   2000          150,000              --               --             --
   Co-Chief Executive Officer              1999          150,000              --               --          5,400(2)
                                           1998          150,000              --               --             --

Salomon Sredni..........................   2000          237,000              --           60,000             --
   President and Chief Operating           1999          193,636          25,000          100,000          6,000(2)
   Officer                                 1998          165,000          10,000          150,000             --

Farshid Tafazzoli.......................   2000          204,944          80,200               --             --
Vice President of Brokerage Technology..   1999          193,333              --               --             --
                                           1998           72,000         293,100               --             --

Marc J. Stone...........................   2000          197,250              --           40,000             --
   Vice President of Corporate             1999          186,323              --               --             --
   Development, General Counsel            1998          165,000          10,000          130,000             --
   and Secretary

E. Steven zum Tobel.....................   2000          147,500          80,200               --             --
   Vice President of Brokerage Operations  1999          120,000              --               --             --
                                           1998(3)        60,000          55,000               --         26,000(4)

Andrew Allen............................   2000          205,500              --               --        200,000(5)
   Former Chief Executive Officer of       1999          200,000              --               --             --
   TradeStation Securities                 1998           74,000         525,000               --             --

(1) Represents shares of common stock issuable upon the exercise of options granted under our Incentive Stock Plan.
(2) Represents 401(k) Plan company contributions on behalf of the Named Executive Officer during the indicated year, but paid out during the subsequent year.
(3)  Mr. zum Tobel began his employment with TradeStation Securities in March
     1998.
(4) Represents the value of shares issued in conjunction with Mr. zum Tobel's employment.
(5) Represents severance paid to Mr. Allen upon termination of his employment in conjunction with the December 29, 2000 merger. Mr. Allen is to receive two additional $200,000 severance payment installments, one December 29, 2001 and one December 29, 2002.

                        OPTION GRANTS IN 2000 FISCAL YEAR

     The following table summarizes the options that were granted during the fiscal year ended December 31, 2000 to the Named Executive Officers.


                                             Individual Grants
                      --------------------------------------------------------------
                                                                                                        Potential Realizable
                                    Percent of                                                        Value at Assumed
                         Number        Total                                                            Annual Rate of
                           Of         Options                                                            Stock Price
                       Securities   Granted to                  Market                    Value at     Appreciation for
                       Underlying   Employees      Exercise     Price                    Grant-Date     Option Term (1)
                          Options   In Fiscal      or Base     on Grant   Expiration       Market     --------------------
Name                  Granted(#)(2)   Year (%)   Price ($/sh) Date ($/sh)    Date      Price 0%(3)($)     5%       10%
----                  ------------- ------------ ------------ ----------- ----------   -------------- --------- ----------
William R. Cruz....         --          --            --           --         --             --              --         --
Ralph L. Cruz......         --          --            --           --         --             --              --         --
Salomon Sredni.....     60,000(4)       5%          $  6.63      $  6.625   1/15/10          --       $ 249,686  $ 633,213
Farshid Tafazzoli..         --          --            --           --         --             --              --         --
Marc J. Stone......     40,000(4)       4%             6.63         6.625   1/15/10          --         166,457    422,142
E. Steven zum Tobel         --          --            --           --         --             --              --         --
Andrew Allen.......         --          --            --           --         --             --              --         --

(1) Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the SEC. The actual value, if any, a Named Executive Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised (if the executive officer were to sell the shares on the date of exercise), so there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.

(2) These options vest over five years and have a term of ten years from the date of grant, subject to acceleration under certain circumstances.

(3) For purposes of and as provided under our Incentive Stock Plan, "fair market value" on the date of grant of any option is the average of the high and low sales prices of a share of common stock on The Nasdaq National Market on the trading day immediately preceding the date of grant. The Compensation Committee believes this calculation more accurately reflects "fair market value" of our common stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant at times may be different than the exercise price per share.

(4) Options become exercisable in one-fifth increments on January 16, 2001, 2002, 2003, 2004, and 2005.


                 AGGREGATED OPTION EXERCISES IN 2000 FISCAL YEAR
                     AND 2000 FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the value of all options exercised during 2000 by the Named Executive Officers (and the one additional former executive officer), and of all unexercised options held at December 31, 2000 by the Named Executive Officers (and that one additional person) measured in terms of the closing market price of our common stock on December 31, 2000.

                                                                  Number of
                                                            Securities Underlying            Value of Unexercised
                                                           Unexercised Options At            In-the-Money Options At
                            Shares                          December 31, 2000(#)            December 31, 2000($)(1)
                         Acquired On        Value      -------------------------------  -------------------------------
Name                     Exercise (#)    Realized ($)   Exercisable     Unexcercisable   Exercisable     Unexcercisable
----                     -------------  -------------  ---------------  --------------  ---------------  --------------
William R. Cruz.......              --             --              --             --                 --              --
Ralph L. Cruz.........              --             --              --             --                 --              --
Salomon Sredni........              --             --         172,000        258,000          $  71,020       $  30,905
Farshid Tafazzoli.....              --             --              --             --                 --              --
Marc J. Stone.........              --             --          94,000        146,000          $   7,770       $  11,655
E. Steven zum Tobel...              --             --              --             --                 --              --
Andrew Allen..........              --             --              --             --                 --              --

(1) Based on a per share price of $1.9375 on December 31, 2000, which was the closing market price of our common stock on the last day of the 2000 fiscal year.

Other Compensation Arrangements

     Executive Officer Bonus Plan. The Compensation Committee and senior management of the company are in the process of completing an incentive bonus compensation program for certain executive officers of the company. Under the program, an executive officer will be eligible to earn an annual bonus for 2001 of up to 20% of his or her base salary. To be eligible for any bonus, the company's total revenues for 2001 must be at least 90% of the amount projected in the company's internal incentive budget. If that occurs, the company's 2001 net income, if it achieves certain levels, will determine if the executives are eligible for bonuses of an amount between 5% to 20% of their respective 2001 base salaries. The actual bonuses will then equal 25%, 50% or 100% of the eligible amount, based upon certain other criteria evaluated by the company's President. The program is expected to be formalized by the Compensation Committee in the near future.

     Incentive Stock Plan. The TradeStation Group, Inc. Incentive Stock Plan, pursuant to which officers, employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units, became operative December 29, 2000 upon closing of the merger and our assumption of TradeStation Technologies' Amended and Restated 1996 Incentive Stock Plan, as amended. Each option issued under TradeStation Technologies' plan was assumed and converted to 1 option to purchase the company's common stock at the original exercise price. The authorized number of shares of common stock for issuance under the Incentive Stock Plan is 7,500,000 (which includes 245,839 shares already issued under the predecessor company's plan), subject to future antidilution adjustments. As of December 31, 2000, options to purchase 3,981,044 shares were outstanding and 3,273,117 shares were available for issuance under the TradeStation Group Incentive Stock Plan.

     The Incentive Stock Plan is administered by the Compensation Committee of the board of directors, whose members must qualify as "nonemployee directors" (as such term is defined in Rule 16b-3 under the Exchange Act). The Compensation Committee is authorized to determine, among other things, the employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price (provided that, for incentive stock options, the exercise price shall not be less than 100% of the fair market value of the common stock on the date of grant). The

Compensation Committee also determines the treatment to be afforded to a participant in the Incentive Stock Plan in the event of termination of employment for any reason, including death, disability or retirement, or change in control. Under the Incentive Stock Plan, the maximum term of an incentive stock option is ten years and the maximum term of a nonqualified stock option is fifteen years.

     The Compensation Committee may delegate to the company's Co-CEOs the authority to grant options under the Incentive Stock Plan to employees (other than officers) of the company identified by the Co-CEOs. The Compensation Committee has historically delegated to the Co-CEOs the authority to grant options covering up to 250,000 shares of common stock per annum, and retains the ability to revoke the delegation at any time. No such authority is currently delegated to the Co-CEOs.

     The board of directors has the power to amend the Incentive Stock Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Incentive Stock Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

     TradeStation Securities Assumed Options. In connection with the merger, we assumed the outstanding options under TradeStation Securities' 1999 incentive stock plan. Each option issued under TradeStation Securities' plan was assumed and converted to 1.7172 options to purchase the company's common stock at the original exercise price divided by 1.7172. As of December 31, 2000, options to purchase 792,895 shares were outstanding.

     Window On WallStreet Assumed Options. In October 1999, TradeStation Technologies assumed all outstanding stock options to purchase Window On WallStreet common stock ("WOW Options"), which, based on an exchange ratio of
 .210974 shares of the TradeStation Technologies' common stock for each share of Window On WallStreet common stock, were exercisable at the time of assumption for an aggregate of 182,529 shares of common stock (82,783 shares of common stock at an exercise price of $.48 per share, and 99,746 shares of common stock at an exercise price of $8.06 per share). The WOW Options generally vest ratably over a four-year period and their terms are ten years. After giving effect to the company's assumption of the WOW Options pursuant to the December 29, 2000 merger, as of December 31, 2000 there were 163,449 WOW Options outstanding.

     Nonemployee Director Stock Option Plan. Our Nonemployee Director Stock Option Plan, pursuant to which initial and annual grants of a nonqualified stock option are made to each nonemployee director, became operative December 29, 2000 upon the closing of the merger by, on that date, assumption of the TradeStation Technologies' Nonemployee Director Stock Option Plan and all options and option agreements issued thereunder. Upon initial election to the board of directors, each nonemployee director may be granted an option to purchase up to 75,000 shares of common stock as determined by the board of directors at such time. Upon each re-election to the board of directors at the annual meeting of shareholders, each nonemployee director will be granted an additional option to purchase 3,000 shares of common stock. Each option will be granted at an exercise price equal to the fair market value of the common stock on the date of grant. We have reserved 175,000 shares of common stock for issuance under the

Nonemployee Director Stock Plan, subject to antidilution adjustments. Options granted to date have a term of five years and vest in equal installments over three years. As of December 31, 2000, options to purchase 53,000 shares were outstanding and 47,000 shares were available for issuance under the Nonemployee Director Stock Plan.

     The board of directors has the power to amend the Nonemployee Director Stock Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Nonemployee Director Stock Plan's status as a protected plan under applicable securities laws.

     Outstanding Options. As of December 31, 2000, options to purchase a total of 4,990,388 shares were outstanding under all stock option plans (inclusive of all options assumed under the plans discussed above), of which options to purchase 1,121,639 shares had been granted to executive officers (including one former executive officer). During 2000, options granted to executive officers totaled options to purchase 236,516 shares of common stock, which were granted at exercise prices ranging from $2.66 to $6.63 per share. In general, options granted under the Incentive Stock Plan and the other incentive stock plans described above vest at the rate of 20% per year and have a total term of ten years (except for the WOW Options, which vest ratably over 4 years). Options which have been granted under the Incentive Stock Plan to certain executive officers immediately vest and become exercisable upon termination of employment due to death or permanent disability, or, under certain circumstances, upon a sale or a change in control of the company. The options to purchase the shares granted and assumed under the plans discussed above that were outstanding as of December 31, 2000 have a weighted average exercise price of $3.90 per share. See
Note 10 of Notes to Consolidated Financial Statements.

     Employee Stock Purchase Plan. Our Employee Stock Purchase Plan became operative December 29, 2000 upon the closing of the merger and our assumption of TradeStation Technologies' Employee Stock Purchase Plan. The Employee Stock Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees.

     The Employee Stock Purchase Plan is administered by the Compensation Committee of the board of directors. All employees whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the Employee Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of our stock, and the nonemployee directors, may not participate in the Employee Stock Purchase Plan. To participate in the Employee Stock Purchase Plan, an employee must authorize us to deduct an amount (not less than one percent nor more than ten percent of a participant's total cash compensation) from his or her pay during six-month periods (each a "Plan Period"). The maximum number of shares of common stock an employee may purchase in any Plan Period is 500 shares. The exercise price for the option for each Plan Period is 85% of the lower of the market price of the common stock on the first and last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. An employee's rights under the Employee Stock Purchase Plan terminate upon his or her voluntary withdrawal from the Employee Stock Purchase Plan or upon termination of employment. The first Plan Period (giving effect to the assumption of the predecessor company's plan) began January 1, 1998. During the years ended December 31, 2000, 1999 and 1998, 30,210, 23,585 and 12,506 shares, respectively, of common stock were issued under the plan at average prices of $2.07, $3.27 and $3.06, respectively. As of December 31, 2000, there were 433,699 shares available for issuance under the Employee Stock Purchase Plan.

     The board of directors has the power to amend or terminate the Employee Stock Purchase Plan. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Employee Stock Purchase Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

     401(k) Plan. We have a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 15% of their compensation. Company contributions are vested 20% for each year of service. Matching contributions accrued under the 401(k) Plan amounted to approximately $242,000 in 1999. There were no matching contributions accrued in 2000 or 1998.

Employment Agreements

     Historically, we have entered into employment agreements with officers solely in connection with mergers and acquisitions pursuant to which an officer of the acquired company is already a party to an existing employment agreement with the acquired company and then continues as one of our officers. These employment agreements with those who are currently executive officers of the company consist of the following:

     In connection with the December 29, 2000 merger with TradeStation Securities, Farshid Tafazzoli, our Vice President of Brokerage Technology, E. Steven zum Tobel, our Vice President of Brokerage Operations, and Roger L. Shaffer, our Vice President of Brokerage Compliance, each received a two-year employment agreement with base salaries of $200,000, $150,000 and $125,000 per annum, respectively, and the right to participate in the incentive bonus compensation plans that are made available to certain other executive officers of the company. In connection with the October 1999 acquisition of Window On WallStreet, Sean M. Davis, our Vice President of Investor and Media Relations, received a two-year employment agreement under which his base salary (originally $100,000 per annum) is currently $125,000 per annum.

     All of these agreements contain confidentiality, non-solicitation and two-year non-compete covenants each in form and substance substantially similar to the non-competition agreements described below. Mr. Tafazzoli and Mr. zum Tobel, in their capacities as selling shareholders of TradeStation Securities, have each signed separate non-compete agreements for four- and two-year periods, respectively.

Severance Agreement

     Andrew A. Allen, the former Chairman of the Board and Chief Executive Officer of TradeStation Securities, is entitled under an employment agreement with TradeStation Securities to a severance payment of $600,000 because he elected to terminate his employment following the change in control of TradeStation Securities produced by the merger. Mr. Allen has already been paid $200,000 and will be paid an additional $200,000 on each of December 29, 2001 and December 29, 2002.

Non-Competition Agreements

     Virtually all employees, including the Named Executive Officers, have entered into agreements with the company which generally contain certain non-competition, non-disclosure and non-solicitation restrictions and covenants, including a provision prohibiting such employees from competing with the company during their employment with us and for a period of at least two years thereafter.

Compensation Committee Interlocks And Insider Participation

     We formed the Compensation Committee of the board of directors in December 2000, at which time two of the independent directors were appointed as members. These same two independent directors had also served on our predecessor company's Compensation Committee during 2000. The compensation (including salaries, bonuses and stock options) of the company's executive officers for 2000 was determined by our predecessor company's Compensation Committee. In 2000, neither member of the Compensation Committee of the board of directors of our company or our predecessor company had any relationship with the company or the predecessor company requiring disclosure under Item 404 of Regulation S-K.

Director Compensation

     Our independent directors receive $750 for attendance at each meeting of the board of directors and each committee thereof, with an additional $150 paid for each committee meeting which is chaired by an independent director. Pursuant to the Nonemployee Director Stock Plan, each independent director also receives an option to purchase up to 75,000 shares of common stock upon initial election as a director, as determined by the board of directors at such time, and an option to purchase 3,000 shares of common stock upon each re-election as an independent director at our annual meeting of shareholders. See "Executive Compensation-- Other Compensation Arrangements-- Nonemployee Director Stock Option Plan." All directors may also be reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers did not receive in 2000 additional compensation for service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 25, 2001 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise described in the footnotes below, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

                                                                        Shares Beneficially Owned (1)
         Name of Beneficial Owner(1)                                  Number                    Percent
         ----------------------------                             --------------             -------------
         William R. Cruz(2)(7)............................             9,267,654                20.8 %
         Ralph L. Cruz(3)(7)..............................             9,156,554                20.6 %
         Andrew Allen(4)(7)...............................             4,680,960                10.5 %
         Benedict Gambino(7)..............................             4,680,960                10.5 %
         Farshid Tafazzoli(5)(7)..........................             4,680,960                10.5 %
         E. Steven zum Tobel(6)(7)........................               763,199                 1.7 %
         Salomon Sredni...................................               220,750                   *
         Marc J. Stone(7).................................               128,000                   *
         Lothar Mayer.....................................                38,637                   *
         Brian D. Smith...................................                26,000                   *
         Stephen C. Richards..............................                22,333                   *
         All executive officers and
           directors as a group (13 persons)(7)(8)                    24,476,842                54.4 %

--------------------
*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Includes options held by executive officers and/or directors which are exercisable within 60 days of April 25, 2001.

(2) All but 100 shares are held by two Texas limited partnerships as to which William R. Cruz possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships. In one limited partnership William R. Cruz is the sole limited partner and in the other limited partnership William R. Cruz and a grantor retained annuity trust for the benefit of William R. Cruz and his family are the limited partners. Does not include 900 shares owned by the spouse of William R. Cruz with respect to which Mr. Cruz disclaims beneficial ownership.

(3) The shares are held by two Texas limited partnerships as to which Ralph L. Cruz possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships. In one limited partnership Ralph L. Cruz is the sole limited partner and in the other Ralph L. Cruz and his spouse are the limited partners.

(4) Includes 4,293,000 shares held by Andrew A. Allen Family Limited Partnership as to which Andrew A. Allen possesses sole voting and dispositive powers through his 100% ownership of the sole general partner of such limited partnership.

(5) The shares are held by Tafazzoli Family Limited Partnership as to which Farshid Tafazzoli possesses sole voting and dispositive powers through his 100% ownership of the sole general partner of such limited partnership.

(6) The shares are held by zum Tobel Family Limited Partnership as to which E. Steven zum Tobel possesses sole voting and dispositive powers through his 100% ownership of the sole general partner of such limited partnership.

(7) Shares of common stock are subject to the terms of voting trust entered into in conjunction with the merger of TradeStation Technologies and TradeStation Securities. See "Voting Trust" below.

(8)  See other footnotes above.


Voting Trust

     In connection with entering into the merger, certain former shareholders of TradeStation Technologies (formerly Omega Research, Inc.) and TradeStation Securities (formerly onlinetradinginc.com corp.) entered into a voting trust agreement effective as of December 29, 2000, pursuant to which certain shares of common stock of TradeStation Group owned by them are subject to the terms of a voting trust. The former shareholders of TradeStation Technologies who entered into the voting trust agreement are Texas limited partnerships beneficially owned by William R. Cruz and Ralph L. Cruz (collectively, the "Cruz Group"). The Cruz Group collectively holds an aggregate of 18,313,108 shares of common stock that are subject to the voting trust agreement, representing approximately 41.2% of the outstanding shares of TradeStation Group's common stock. The former shareholders of TradeStation Securities who entered into the voting trust agreement are Andrew A. Allen, Andrew A. Allen Family Limited Partnership, Tafazzoli Family Limited Partnership, zum Tobel Family Limited Partnership, Derek J. Hernquist and Benedict S. Gambino (collectively, the "Online Group"). The Online Group collectively holds an aggregate of approximately 15,263,997 shares of common stock that are subject to the voting trust agreement, representing approximately 34.3% of the outstanding shares of TradeStation Group's common stock. The parties to the voting trust agreement have agreed that, during the term of the voting trust agreement, the voting trustee, Marc J. Stone, is required with respect to shares of TradeStation Group's common stock subject to the voting trust to vote and abstain from voting or otherwise to participate in shareholder actions, including executing written consents, in all matters relating to TradeStation Group subject to and limited by and as directed pursuant to the voting trust agreement.

     The Cruz Group has the right to direct the voting trustee to vote all of the shares subject to the voting trust in a manner such that five of the total of eight directors constituting TradeStation Group's board of directors, two of whom are required to be independent directors, are designated by the Cruz Group. The Online Group has the right to direct the voting trustee to vote all of the shares subject to the voting trust in a manner such that three of such total number of eight directors, one of whom is required to be an independent director, are designated by the Online Group. In the event that the number of directors constituting TradeStation Group's board of directors is increased or decreased, then each group of shareholders will be entitled to designate its number of the total number of directors based upon a ratio of 62.5% for the Cruz Group shareholders and 37.5% for the Online Group. If the foregoing ratio yields other than whole numbers as to the number of directors for which each group of shareholders is entitled to designate the shares to be voted, then the number of directors which each such group is entitled to designate shall be rounded down to the nearest whole number, and the one remaining directorship that this rounding down will create shall be designated by the Cruz Group.

     With respect to all matters other than the election of directors as to which a vote (or written consent) of shareholders of TradeStation Group will be made, the voting trustee will vote the shares owned by each shareholder who is a party to the voting trust agreement as specifically instructed in writing by the shareholder owning the beneficial interest in, and voting trust certificate relating to, such shares. In the event that the voting trustee does not timely receive such written voting instructions, in whole or in part, from a shareholder, then the voting trustee shall abstain from voting the shares owned by such shareholder with respect to any or all matters as to which the voting trustee has not received written voting instructions.

     The voting trust shall dissolve on the earliest of the following dates: (i) December 29, 2002; (ii) the date when the voting trustee shall resign in writing unless such vacancy is timely filled as provided under the voting trust agreement; (iii) the date when the shareholders who are parties to the voting trust agreement holding 67% or more of the shares then subject to that agreement shall execute a written instrument so declaring; or (iv) the date when less than 75% of the aggregate number of shares owned as of December 29, 2000 by either the Cruz Group or the Online Group remains subject to the voting trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Marc J. Stone, the Vice President of Corporate Development, General Counsel and Secretary, was a partner in a predecessor law firm to Bilzin Sumberg Dunn Baena Price & Axelrod LLP until immediately prior to joining the company in May 1997. Thereafter, Mr. Stone was of counsel to the predecessor firm and is currently of counsel to Bilzin Sumberg. Bilzin Sumberg and its predecessor firms have acted as our regular outside legal counsel since 1994. The total fees and costs paid by us to Bilzin Sumberg in 2000 were approximately $263,000. We believe that the fees paid are no less favorable to us than could be obtained from comparable law firms in the Miami area.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this First Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2001.

                                   TradeStation Group, Inc.

                                   By: /s/ WILLIAM R. CRUZ
                                       -----------------------------------------
                                       William R. Cruz, Co-Chairman of the Board
                                       and Co-Chief Executive Officer

                                   By: /s/ RALPH L. CRUZ
                                       -----------------------------------------
                                       Ralph L. Cruz, Co-Chairman of the Board
                                       and Co-Chief Executive Officer