Form 10-Q
period 2001-03-31
TRADESTATION GROUP INC
filed 2001-05-14
CIK 1111559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-31049

                            TradeStation Group, Inc.
             (Exact name of registrant as specified in its charter)

         Florida                                                 65-0977576
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 8700 West Flagler Street, Miami, Florida 33174
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305) 485-7000
                    -----------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

    As of May 7, 2001, there were 44,482,893 shares of the Registrant's Common Stock outstanding.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                     March 31, 2001 (unaudited) and December 31, 2000.....................................   3

                  Consolidated Statements of Operations
                     Three months ended March 31, 2001 and 2000 (unaudited)...............................   4

                  Consolidated Statements of Cash Flows
                     Three months ended March 31, 2001 and 2000 (unaudited)...............................   5

                  Notes to Consolidated Financial Statements..............................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations................................................................   8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............................  13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................  14

Item 2.           Changes in Securities and Use of Proceeds...............................................  14

Item 6.           Exhibits and Reports on Form 8-K........................................................  15

Signature         ........................................................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,          December 31,
                                                                     2001                 2000
                                                                 ------------         ------------
                                                                  (Unaudited)
ASSETS:
   Cash and cash equivalents                                     $ 14,540,575         $ 18,394,996
   Securities owned, at market value                                  341,746              249,423
   Accounts receivable, net                                           842,167              644,200
   Receivable from clearing organization                            1,106,842            1,028,920
   Income tax receivable                                            8,542,413            8,542,413
   Property and equipment, net                                      3,175,583            2,651,057
   Goodwill, net                                                    1,054,646            1,156,709
   Other intangible assets, net                                    10,558,999           11,850,148
   Deferred income taxes                                            4,805,651            4,805,651
   Other assets                                                     1,812,270            1,030,631
                                                                 ------------         ------------

         Total assets                                            $ 46,780,892         $ 50,354,148
                                                                 ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
   Accounts payable                                              $  2,747,237         $  3,579,962
   Accrued expenses                                                 5,132,533            5,686,792
   Income taxes payable                                               220,759            1,003,912
   Deferred revenue                                                 1,095,794              821,593
   Securities sold but not yet purchased, at market value                --                 22,750
   Capital lease obligations                                          192,619              214,069
                                                                 ------------         ------------
         Total liabilities                                          9,388,942           11,329,078
                                                                 ------------         ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000
     shares authorized, none issued and outstanding                      --                   --
   Common stock, $.01 par value; 200,000,000
     shares authorized, 44,476,749 and 44,476,501
     issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively                                  444,767              444,765
   Additional paid-in capital                                      51,310,898           51,272,899
   Accumulated deficit                                            (14,363,715)         (12,692,594)
                                                                 ------------         ------------
         Total shareholders' equity                                37,391,950           39,025,070
                                                                 ------------         ------------

         Total liabilities and shareholders' equity              $ 46,780,892         $ 50,354,148
                                                                 ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                           ---------------------------------
                                                               2001                 2000
                                                           ------------         ------------
REVENUES:
     Brokerage fees                                        $  4,752,551         $  4,165,270
     Subscription fees                                        2,753,807              902,834
     Licensing fees                                           1,953,181            5,846,996
     Other                                                    2,647,613            1,993,259
                                                           ------------         ------------

         Total revenues                                      12,107,152           12,908,359
                                                           ------------         ------------

OPERATING EXPENSES:
     Clearing and other transaction costs                     1,589,811            1,223,286
     Data delivery and related costs                          1,503,851              669,506
     Inventory and handling costs                                82,186              720,248
     Technology development                                   2,302,656            1,904,825
     Sales and marketing                                      2,955,880            8,557,653
     General and administrative                               4,035,565            2,570,904
     Amortization of goodwill and other intangibles           1,518,212            1,491,808
                                                           ------------         ------------

         Total operating expenses                            13,988,161           17,138,230
                                                           ------------         ------------

         Loss from operations                                (1,881,009)          (4,229,871)

OTHER INCOME, net                                               221,634              374,446
                                                           ------------         ------------

         Loss before income taxes                            (1,659,375)          (3,855,425)

INCOME TAX PROVISION                                             11,746              275,817
                                                           ------------         ------------

         Net loss                                          $ (1,671,121)        $ (4,131,242)
                                                           ============         ============


LOSS PER SHARE (Note 2):
     Basic and diluted                                     $      (0.04)        $      (0.09)
                                                           ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                     ---------------------------------
                                                                         2001                 2000
                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (1,671,121)        $ (4,131,242)
   Adjustment for change in fiscal year end of pooled company                --                (36,683)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                      1,887,157            1,861,793
     Provision for bad debts                                              714,286                 --
     Compensation expense on stock option grants                           37,590               38,418
     Deferred income tax provision                                           --              4,450,000
     (Increase) decrease in:
       Securities owned - trading only                                       --                (79,571)
       Accounts receivable                                               (912,253)             426,627
       Receivable from clearing organization                              (77,922)              36,463
       Income tax receivable                                                 --             (4,450,000)
       Other assets                                                      (775,382)            (303,934)
     Increase (decrease) in:
       Accounts payable                                                  (832,725)             297,662
       Accrued expenses                                                  (554,259)             358,274
       Income taxes payable                                              (783,153)             231,990
       Deferred revenue                                                   274,201            1,439,238
       Securities sold but not yet purchased                              (22,750)             (25,938)
                                                                     ------------         ------------
         Net cash (used in) provided by operating activities           (2,716,331)             113,097
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (893,471)            (380,513)
   Purchases of securities owned                                          (98,580)              (3,300)
   Acquisition of intangibles                                            (125,000)                --
                                                                     ------------         ------------
         Net cash used in investing activities                         (1,117,051)            (383,813)
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     411              245,782
   Repayment of capital lease obligations                                 (21,450)                --
                                                                     ------------         ------------
         Net cash (used in) provided by financing activities              (21,039)             245,782
                                                                     ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (3,854,421)             (24,934)

CASH AND CASH EQUIVALENTS, beginning of period                         18,394,996           17,303,642
                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                             $ 14,540,575         $ 17,278,708
                                                                     ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                            $     10,125         $     12,396
                                                                     ============         ============
   Cash paid for income taxes                                        $    794,899         $      8,760
                                                                     ============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Equipment acquired under capital lease obligations                $       --           $    180,450
                                                                     ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (All notes and related disclosures applicable to the three months ended March 31, 2001 and 2000 are unaudited)

     TradeStation Group, Inc. was formed in connection with the December 29, 2000 combination by merger of TradeStation Technologies, Inc. (formerly known as Omega Research, Inc.) and TradeStation Securities, Inc. (formerly known as onlinetradinginc.com corp.) The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

1.  Goodwill and Other Intangible Assets, Net

     Goodwill and other intangible assets, net consist of the following as of March 31, 2001 and December 31, 2000:

                                                                       As of                 As of
                                                    Amortization      March 31,           December 31,
                                                   Period In Years      2001                 2000
                                                   ---------------  ------------         ------------
     Goodwill                                             4         $  1,633,000         $  1,633,000
     Accumulated amortization                                           (578,354)            (476,291)
                                                                    ------------         ------------
         Goodwill, net                                              $  1,054,646         $  1,156,709
                                                                    ============         ============

     Purchased technology and workforce                   3         $ 11,600,000         $ 11,600,000
     Trade names and patents                              3            1,500,000            1,500,000
     Customer lists                                      3-5           3,714,000            3,714,000
     Non-compete agreements                              4-5           1,100,000            1,100,000
     Data rights                                         1-5             482,900              357,900
     Domain name                                          15              65,000               65,000
                                                                    ------------         ------------
         Total other intangible assets                                18,461,900           18,336,900
     Accumulated amortization                                         (7,902,901)          (6,486,752)
                                                                    ------------         ------------
         Other intangible assets, net                               $ 10,558,999         $ 11,850,148
                                                                    ============         ============

2.  Loss Per Share

     Weighted average shares outstanding for the three months ended March 31, 2001 and 2000 are calculated as follows:

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                ------------------------------
                                                                                   2001               2000
                                                                                ----------          ----------
Weighted average shares outstanding (basic)                                     44,307,025          43,652,965
Impact of diluted options after applying the treasury stock method                      --                  --
                                                                                ----------          ----------
Weighted average shares outstanding (diluted)                                   44,307,025          43,652,965
                                                                                ==========          ==========

Options outstanding which are not included in the calculation of
  diluted loss per share because their impact is antidilutive                    6,083,165           5,019,045
                                                                                ==========          ==========

Warrants outstanding which are not included in the calculation of
  diluted loss per share because their impact is antidilutive                      386,370             386,370
                                                                                ==========          ==========

     In February 1998, an officer of TradeStation Securities received 763,199 shares of common stock in connection with his employment, subject to repurchase by TradeStation Securities in the event of his resignation or termination for cause prior to February 28, 2001. The redemption provision with respect to two thirds of these shares expired on February 29, 2000, and the remaining one third expired February 28, 2001. The shares were excluded from basic and diluted weighted average shares outstanding prior to the expiration of the relative redemption provisions.

3.  Comprehensive Income

     Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive loss is equal to net loss for all periods presented.

4.  Recently Issued Accounting Standards

     TradeStation Group adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements, as no derivative contracts have been entered into and there are no current plans to do so in the future.

5.  Segment and Related Information

     For the three months ended March 31, 2001 and 2000, TradeStation Group operated in two principal business segments: (1) brokerage services and (2) software products and services. The performance of the segments is based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment includes the operations of TradeStation Technologies.

                                                        For the Three Months
                                                           Ended March 31,
                                                -----------------------------------
                                                      2001                2000
                                                ---------------     ---------------
Revenues:
     Brokerage services                         $     5,081,966     $     4,208,084
     Software products and services                   7,025,186           8,700,275
                                                ---------------     ---------------
                                                $    12,107,152     $    12,908,359
                                                ===============     ===============
Income (loss) from operations:
     Brokerage services                         $       583,478     $       341,577
     Software products and services                  (2,464,487)         (4,571,448)
                                                ---------------     ---------------
                                                $    (1,881,009)    $    (4,229,871)
                                                ===============     ===============


                                                      As of               As of
                                                    March 31,         December 31,
                                                      2001                2000
                                                ---------------     ---------------
Identifiable assets:
     Brokerage services                         $    21,725,764     $    22,461,748
     Software products and services                  25,055,128          27,892,400
                                                ---------------     ---------------
                                                $    46,780,892     $    50,354,148
                                                ===============     ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained herein. The results of operations for an interim period may not give a true indication of results for the year, or for any subsequent period.

Results of Operations

     The results of operations for the three months ended March 31, 2000 have been restated to reflect the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities under the pooling-of-interests method of accounting. Since the merger combined two companies that conducted independent businesses, one offering brokerage services and the other offering software products and services, we deemed it appropriate to report results of operations as two operating segments. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment:

                                                   Three Months Ended                      Three Months Ended
                                                      March 31, 2001                          March 31, 2000
                                            -----------------------------------      -----------------------------------
                                                         Software                                 Software
                                                         Products                                 Products
                                            Brokerage      And                      Brokerage       And
                                            Services     Services       Total       Services      Services       Total
                                            --------     --------      --------      --------     --------      --------
                                                      (In thousands)                           (In thousands)
Revenues:
   Brokerage fees.......................... $  4,753     $   --        $  4,753      $  4,165     $   --        $  4,165
   Subscription fees.......................     --          2,754         2,754          --            903           903
   Licensing fees..........................     --          1,953         1,953          --          5,847         5,847
   Other...................................      329        2,318         2,647            43        1,950         1,993
                                            --------     --------      --------      --------     --------      --------
       Total revenues......................    5,082        7,025        12,107         4,208        8,700        12,908
                                            --------     --------      --------      --------     --------      --------
Operating expenses:
   Clearing and other transaction costs....    1,590         --           1,590         1,223         --           1,223
   Data delivery and related costs.........     --          1,504         1,504          --            669           669
   Inventory and handling costs............     --             82            82          --            720           720
   Technology development..................     --          2,303         2,303           227        1,678         1,905
   Sales and marketing.....................    1,709        1,247         2,956         1,433        7,125         8,558
   General and administrative..............    1,048        2,987         4,035           849        1,722         2,571
   Amortization of goodwill and other
      intangibles..........................      152        1,366         1,518           135        1,357         1,492
                                            --------     --------      --------      --------     --------      --------
       Total operating expenses............    4,499        9,489        13,988         3,867       13,271        17,138
                                            --------     --------      --------      --------     --------      --------
       Income (loss) from operations....... $    583     $ (2,464)     $ (1,881)     $    341     $ (4,571)     $ (4,230)
                                            ========     ========      ========      ========     ========      ========


Three Months Ended March 31, 2001 and 2000

Overall

     Total revenues decreased $801,000, or 6%, from $12.9 million for the three months ended March 31, 2000 to $12.1 million for the same period in 2001, due to a decrease in licensing fees partially offset by increases in all other revenue categories.

     Loss from operations was $1.9 million for the three months ended March 31, 2001, as compared to $4.2 million for the same period in 2000, an improvement of $2.3 million, or 56%. Approximately $2.1 million of this improvement related to reduced expenses partially offset by reduced revenue from the software products and services segment.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues increased approximately $874,000, or 21%, from $4.2 million for the three months ended March 31, 2000 to $5.1 million for the same period in 2001.

     Brokerage Fees. Brokerage fees are comprised primarily of commission income earned from brokerage transactions. Brokerage fees increased approximately $588,000, or 14%, from $4.2 million for the three months ended March 31, 2000 to $4.8 million for the same period in 2001, due primarily to an increase in trading volume.

     Other Revenues. Other revenues consist primarily of interest earned from an interest-revenue sharing arrangement with the brokerage's clearing firm. Other revenues increased approximately $286,000, from $43,000 for the three months ended March 31, 2000 to $329,000 for the same period in 2001. The increase was due primarily to the increase of customer balances being maintained by the clearing firm.

Operating Expenses

     Clearing and Other Transaction Costs. Clearing and other transaction costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. These costs increased approximately $367,000, or 30%, from $1.2 million for the three months ended March 31, 2000 to $1.6 million for the same period in 2001, primarily as a result of the increase in commissions paid to third-party broker-dealers. The increase in these commissions also resulted in clearing and other transaction costs as a percentage of brokerage fees revenue increasing from 29% for the three months ended March 31, 2000 to 33% for the three months ended March 31, 2001.

     Technology Development. Technology development expenses primarily consisting of consulting and professional fees were $227,000 for the three months ended March 31, 2000. There were no technology development expenses for the three months ended March 31, 2001, as all current costs are being generated by the TradeStation Technologies subsidiary and are, therefore, placed in the software products and services segment. The TradeStation Technologies subsidiary owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology.

     Sales and Marketing. Sales and marketing expenses consist primarily of brokers' commissions, other personnel costs for order desk and customer support centers, and data and information tools used by sales and brokerage personnel. Sales and marketing expenses increased approximately $276,000, or 19%, from $1.4 million for the three months ended March 31, 2000 to $1.7 million for the three months ended March 31, 2001, due primarily to increased personnel and related costs. Increased personnel costs were due primarily to the number of employees in sales and marketing increasing 78% from 41 at March 31, 2000 to 73 at March 31, 2001, partially offset by a decrease in brokers' commissions. Sales and marketing expenses, as a percentage of total revenues, was 34% for both the three months ended March 31, 2001 and 2000. We believe that the absolute dollar amount of sales and marketing expenses in the future will depend on the extent to which brokerage services are aggressively marketed and the rate of customer account growth.

     General and Administrative. General and administrative expenses consist primarily of employee-related costs for: executive, finance and administrative employees; professional fees; telecommunications; rent; and other facility expenses. General and administrative expenses increased from approximately $849,000 for the three months ended March 31, 2000 to $1.0 million for the same period in 2001, due primarily to an increase in consulting and professional fees of $212,000 and insurance of $150,000, partially offset by a decrease in personnel and related costs of $227,000. As a result of the merger, general and administrative employees decreased by 65% to eight at March 31, 2001 as compared to 23 at March 31, 2000. General and administrative expenses as a percentage of total revenues were 20% in the first quarter of 2000 compared to 21% in the first quarter of 2001.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles includes amortization of intangible assets from the December 1999 acquisition of the customer accounts of Newport Discount Brokerage, which was accounted for under the purchase method of accounting and is being amortized over a period of five years. Amortization of goodwill and other intangibles also includes amortization of a domain name. Amortization of goodwill and other intangibles was approximately $152,000 and $135,000 for the three months ended March 31, 2001 and 2000, respectively.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues decreased $1.7 million, or 19%, from $8.7 million for the three months ended March 31, 2000 to $7.0 million for the same period in 2001, due primarily to a decrease in licensing fees partially offset by increases in subscription fees and other revenues.

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees increased $1.9 million, from $903,000 for the three months ended March 31, 2000 to $2.8 million for the three months ended March 31, 2001, due primarily to an increased subscriber base related to WindowOnWallStreet.com, which was launched January 25, 2000, and TradeStation Pro, which was launched December 6, 2000. As a result of our focus on increasing the revenue from the brokerage business, which began near the end of last year, we have not actively marketed subscription services and we have no plan to do so in the future. Accordingly, we expect that subscription fees revenue will now begin to decrease quarter over quarter.

     Licensing Fees. Licensing fees are derived from sales of client software products. Licensing fees decreased $3.9 million, or 67%, from $5.8 million for the three months ended March 31, 2000 to $2.0 million for the same period in 2001, due primarily to our discontinuation in May 2000 of active marketing of client software products. As a result of this discontinuation, and our focus on increasing the revenues from the brokerage business, it is expected that licensing fees will continue to decrease quarter over quarter.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our products. Other revenues increased approximately $368,000, or 19%, from $2.0 million for the three months ended March 31, 2000 to $2.3 million for the same period in 2001. The increase was due primarily to minimum royalties under the license agreement with Telerate, Inc. increasing $500,000, partially offset by decreases in end-of-day data vendor royalties. See "General and Administrative" below.

Operating Expenses

     Data Delivery and Related Costs. Data delivery and related costs consist primarily of expenses related to the operation, maintenance and support of server farms, and data distribution and exchange fees. Data delivery and related costs for the first three months of 2001 were approximately $1.5 million, compared to $669,000 for the three months ended March 31, 2000. The increase is due primarily to increased data re-vending and exchange fees as well as increased server farm infrastructure costs associated with the increase in the number of subscribers to WindowOnWallStreet.com and TradeStation Pro. Data delivery and related costs as a percentage of subscription fees revenue improved to 55% for the first three months of 2001, compared to 74% for the three months ended March 31, 2000. The percentage was higher in the first quarter of 2000 as a result of fixed costs related to the server farm during the first quarter 2000 launch of WindowOnWallStreet.com and our being in the early stages of the subscription service offerings.

     Inventory and Handling Costs. Inventory and handling costs consist primarily of costs related to shipping of client software products, product media, and packaging and storage of inventory. Inventory and handling costs decreased $638,000, or 89%, from approximately $720,000 for the first three months of 2000 to approximately $82,000 for the three months ended March 31, 2001, due to decreased shipments of client software during 2001 as compared to the prior year as a result of the discontinuation in May 2000 of active marketing of client software products. Inventory and handling costs are expected to continue to decrease in connection with our focus on increasing the revenue from the brokerage business.

     Technology Development. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other user education materials. These expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, and consulting fees. Technology development expenses increased approximately $625,000, from $1.7 million for the three months ended March 31, 2000 to $2.3 million for the same period in 2001, due primarily to increased personnel and related expenses of $468,000 and increased facility expenses of $123,000. Technology development personnel increased 9%, from 76 at March 31, 2000 to 83 at March 31, 2001. Technology development expenses as a percentage of total revenues were approximately 33% and 19% for the three months ended March 31, 2001 and 2000, respectively. We anticipate that the absolute dollar amount of technology development expenses will increase for the foreseeable future as we continue to develop new products and services and enhance those products and services.

     Sales and Marketing. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote subscription services and client software products to customers; sales commissions; personnel costs for marketing and customer support centers; and Web site maintenance and administration costs. Sales and marketing expenses decreased $5.9 million, or 82%, from $7.1 million for the three months ended March 31, 2000 to $1.2 million for the same period in 2001, due primarily to decreased advertising (primarily television) and promotion costs of $3.7 million, decreased personnel and related costs of $1.7 million (as a result of a 66% decrease in sales and marketing personnel from 168 at March 31, 2000 to 57 at March 31, 2001 related to the restructuring of the sales team at the end of the first quarter of 2000), and, to a lesser extent, decreased travel costs. Sales and marketing expenses as a percentage of total revenues decreased from 82% in 2000 to 18% in 2001.

     General and Administrative. General and administrative expenses consist primarily of: employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and provision for bad debt. General and administrative expenses increased $1.3 million, from $1.7 million for the three months ended March 31, 2000 to $3.0 million for the same period in 2001, due primarily to a $714,000 provision for bad debt recognized in 2001, increased personnel and related costs of $411,000 and increased consulting and professional fees of $100,000. The provision for bad debt relates to the portion of the 2001 Telerate royalty receivable that is being treated, by Telerate, as part of the "pre-petition" estate in Telerate's Chapter 11 bankruptcy, which was filed in February 2001. All post-petition accounts receivable have been paid when due, and, although no assurance can be given, we have no reason to believe that future payments to us will not continue to be made or that the agreement will not be assumed in the plan of reorganization. General and administrative expenses as a percentage of total revenues were 43% in 2001, as compared to 20% in 2000. We believe that the absolute dollar amount of our general and administrative expenses in the future will depend, to a large extent, on the level of hiring of additional personnel to support our expected growth and the amount of professional and consulting fees.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles includes amortization related to the October 1999 acquisition of Window On WallStreet, Inc. accounted for under the purchase method of accounting and being amortized over periods ranging from three to four years, and also includes amortization of data rights. Amortization of goodwill and other intangibles was approximately $1.4 million for each of the three months ended March 31, 2001 and 2000.

Income Taxes

     Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. For the three months ended March 31, 2000, a valuation allowance was recognized to offset the entire tax benefit associated with TradeStation Technologies' losses for the period. For the three months ended March 31, 2000, TradeStation Securities recorded a provision for income taxes of approximately $276,000.

     For the three months ended March 31, 2001, taxes totaling $12,000 were provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during the period.

Variability of Results

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year, particularly given that we remain engaged in a transition to a new business model. Our quarterly revenues and operating results have varied in the past, and are likely to vary even more from quarter to quarter in the future due to that transition to the new business model. Such fluctuations may result in volatility in the price of our common stock. As forecasted in our 2001 Business Outlook, expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because, in the short term, a large amount of our expenses does not vary with revenues. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of the release of new products and services and/or enhancements, increased competition, lower-than-expected customer acquisition, trading volume and/or trading frequency, variations in the revenue mix, and announcements of new products and services and/or enhancements by us or our competitors, and other factors. Such fluctuations may result in volatility in the price of our common stock.

Liquidity and Capital Resources

     As of March 31, 2001, we had cash and cash equivalents of approximately $14.5 million and securities owned of approximately $342,000. In addition, on April 2, 2001, we collected an income tax receivable of $8.5 million.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash used in operating activities during the three months ended March 31, 2001 totaled approximately $2.7 million, compared to cash provided by operating activities of approximately $113,000 in the comparable period of 2000. The increase in net cash used in operating activities in 2001 was primarily due to increases in accounts receivable and other assets, and decreases in merger and non-recurring account payable and accrued expenses and income taxes payable during the first quarter of 2001.

     Investing activities used cash of approximately $1.1 million and $384,000 during the three months ended March 31, 2001 and 2000, respectively. The principal use of cash in investing activities was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of our operations.

     Financing activities used cash of approximately $21,000 in the three months ended March 31, 2001, primarily for repayment of capital lease obligations, compared to cash provided of approximately $246,000 in the three months ended March 31, 2000 from the issuance of common stock from the exercise of stock options under our Incentive Stock Plan.

Recently Issued Accounting Standards

     TradeStation Group adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements, as no derivative contracts have been entered into and there are no current plans to do so in the future.

Forward-Looking Statements

     This report contains statements that are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report the words "believes," "plans," "estimates," "expects," "intends," "designed," "anticipates," "contemplates," "may," "will," "should," "could," "upcoming," "potential" and similar expressions, if and to the extent used, are intended to identify forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to the various potential differences include, but are not limited to, Telerate's rejection of its agreement with TradeStation Technologies or refusal or inability to pay future royalty payments, and the other risks and uncertainties indicated in our registration statement on Form S-4, as amended, declared effective by the SEC on December 11, 2000 and our Annual Report on Form 10-K for the year ended December 31, 2000, as well as our recent press releases.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against TradeStation Securities (then named onlinetradinginc.com corp.), Barry Goodman, Jan Bevivino, William L. Mark and Bear, Stearns Securities Corp. Following a successful motion by the defendants to compel arbitration, the defendants received notification from NASD Dispute Resolution, Inc. that the Whighams had filed a statement of claim and initiated arbitration against all parties named in the former civil action. The Whighams alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that TradeStation Securities aided and abetted Mr. Goodman in violation of c.110A. The Whighams also made allegations of excessive trading, excessive commissions, negligent supervision and fraud in violation of 18 U.S.C. ss 1962. The Whighams alleged damages of $561,000 plus interest, costs, fees and treble damages. On May 8, 2001, the Whighams agreed to accept, and TradeStation Securities agreed to pay, $150,000 to settle all of the Whighams' claims against TradeStation Securities, Jan Bevivino, William L. Mark and Bear, Stearns Securities Corp. Although no assurance can be given, it is expected that the settlement will be formally completed within the next two weeks.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities

     Effective as of January 4, 2001, we delivered 143,386 restricted shares of common stock to Newport Discount Brokerage, Inc. These shares were part of the consideration paid by TradeStation Securities in connection with its December 6, 1999 acquisition of the customer accounts of Newport Discount Brokerage pursuant to an Asset Purchase Agreement dated September 21, 1999, as amended.

     During the three months ended March 31, 2001, we issued to 247 employees (including seven executive officers) options to purchase an aggregate of 1,233,190 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $1.99 to $3.07 per share, which was the fair market value of our common stock on the respective dates on which the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     During the three months ended March 31, 2001, we also issued to one non-employee director options to purchase an aggregate of 25,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $2.13 per share, which was the fair market value of our common stock on the date on which the options were granted. All of the options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

     All the foregoing shares and options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, we did not issue or sell any unregistered securities during the first quarter of 2001.

(d)  Use of Proceeds

    TradeStation Securities (then known as onlinetradinginc.com corp.) effected an initial public offering pursuant to a Registration Statement on Form SB-2 (File No. 333-75119), which was declared effective by the Securities and Exchange Commission on June 11, 1999. For a description of the use of proceeds from such offering through October 31, 2000, see Item 2 in Part II of onlinetradinginc.com corp.'s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2000. In addition, since October 31, 2000, $1.8 million was used to pay merger costs and $1.9 million was used for working capital. The balance of $6.1 million continues to be invested in money market funds.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

(i) On January 5, 2001, we filed a Current Report on Form 8-K, for an event on December 29, 2000, reporting in Item 2 thereof the completion of the merger between TradeStation Technologies and TradeStation Securities and in Item 7 thereof the filing, among other documents, of unaudited pro forma combined financial data.

(ii) On February 16, 2001, we filed a Current Report on Form 8-K, for an event on February 16, 2001, reporting in Item 9 thereof certain disclosures regarding our 2001 Business Outlook and the format of certain unaudited financial data.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TradeStation Group, Inc.
                            Registrant

May 14, 2001                /s/ David H. Fleischman
------------                --------------------------------------------
Date                        David H. Fleischman
                            Chief Financial Officer, Vice President of
                            Finance and Treasurer
                            (Signing both in his capacity as an authorized
                             officer and as Principal Financial and
                             Accounting Officer of the Registrant)