Form 10-Q
period 2001-06-30
TRADESTATION GROUP INC
filed 2001-08-13
CIK 1111559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number      0-31049

TradeStation Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0977576

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8700 West Flagler Street, Miami, Florida 33174
(Address of principal executive offices)
(Zip Code)

(305) 485-7000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      [X]       No     [   ]

As of August 6, 2001 there were 44,519,234 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets June 30, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Operations
	Three and six months ended June 30, 2001 and 2000 (unaudited)	4

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2001 and 2000 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	21

Signature		22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS:

Cash and cash equivalents	$19,357,519	$18,394,996

Securities owned, at market value	1,593,146	249,423

Accounts receivable, net	856,767	644,200

Other receivables	3,085,254	1,028,920

Income tax receivable	—	8,542,413

Property and equipment, net	3,602,187	2,651,057

Goodwill, net	952,584	1,156,709

Other intangible assets, net	9,119,098	11,850,148

Deferred income taxes	4,805,651	4,805,651

Other assets	2,008,763	1,030,631

Total assets	$45,380,969	$50,354,148

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Accounts payable	$1,755,953	$3,579,962

Accrued expenses	6,913,361	5,686,792

Income taxes payable	134,205	1,003,912

Deferred revenue	887,275	821,593

Securities sold but not yet purchased, at market value	—	22,750

Capital lease obligations	1,466,824	214,069

Total liabilities	11,157,618	11,329,078

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $.01 par value; 200,000,000 shares authorized, 44,519,103 and 44,476,501 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	445,191	444,765

Additional paid-in capital	51,416,747	51,272,899

Accumulated deficit	(17,638,587)	(12,692,594)

Total shareholders’ equity	34,223,351	39,025,070

Total liabilities and shareholders’ equity	$45,380,969	$50,354,148

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUES:

Brokerage fees	$3,792,804	$3,848,376	$8,545,355	$8,013,646

Subscription fees	2,644,750	2,007,791	5,398,557	2,910,625

Licensing fees	1,563,700	5,001,534	3,516,881	10,848,530

Other	2,592,225	2,999,542	5,239,838	4,992,801

Total revenues	10,593,479	13,857,243	22,700,631	26,765,602

OPERATING EXPENSES:

Clearing and other transaction costs	1,346,384	1,084,773	2,936,195	2,308,059

Data delivery and related costs	1,311,068	1,031,703	2,675,681	1,571,079

Inventory and handling costs	33,735	333,657	115,921	1,053,905

Technology development	3,386,789	2,096,362	5,828,683	4,131,317

Sales and marketing	3,268,821	7,321,874	6,224,701	15,879,527

General and administrative	3,154,302	2,972,214	7,189,867	5,543,118

Amortization of goodwill and other intangibles	1,541,963	1,491,808	3,060,175	2,983,616

Total operating expenses	14,043,062	16,332,391	28,031,223	33,470,621

Loss from operations	(3,449,583)	(2,475,148)	(5,330,592)	(6,705,019)

OTHER INCOME, net	179,607	318,270	401,241	692,716

Loss before income taxes	(3,269,976)	(2,156,878)	(4,929,351)	(6,012,303)

INCOME TAX PROVISION	4,896	302,931	16,642	578,748

Net loss	$(3,274,872)	$(2,459,809)	$(4,945,993)	$(6,591,051)

NET LOSS PER SHARE (Note 3):

Basic and diluted	$(0.07)	$(0.06)	$(0.11)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,945,993)	$(6,591,051)

Adjustment for change in fiscal year end of pooled company	—	(36,683)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	3,801,518	3,727,709

Provision for bad debts	714,286	—

Compensation expense on stock option grants	75,180	76,839

Deferred income tax provision	—	8,431,000

(Increase) decrease in:

Securities owned – trading only	—	(13,857)

Accounts receivable	(926,853)	1,029,189

Other receivables	(2,056,334)	133,342

Income tax receivable	8,542,413	(8,431,000)

Other assets	(978,132)	(696,466)

Increase (decrease) in:

Accounts payable	(1,824,009)	2,799,423

Accrued expenses	1,226,569	140,026

Income taxes payable	(869,707)	(289,611)

Deferred revenue	65,682	728,706

Securities sold but not yet purchased	(22,750)	(25,938)

Net cash provided by operating activities	2,801,870	981,628

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(396,350)	(602,993)

Purchases of securities owned	(1,436,103)	(3,992,060)

Redemption of/proceeds from maturity of securities owned	92,380	1,695,304

Acquisition of intangibles	(125,000)	(15,000)

Net cash used in investing activities	(1,865,073)	(2,914,749)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	69,094	319,627

Repayment of capital lease obligations	(43,368)	(36,923)

Net cash provided by financing activities	25,726	282,704

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	962,523	(1,650,417)

CASH AND CASH EQUIVALENTS, beginning of period	18,394,996	17,303,642

CASH AND CASH EQUIVALENTS, end of period	$19,357,519	$15,653,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$54,872	$24,990

Cash paid for income taxes	$900,354	$725,069

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Equipment acquired under capital lease obligations	$1,296,123	$180,450

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to
the three and six months ended June 30, 2001 and 2000 are unaudited)

     TradeStation Group, Inc. was formed in connection with the December 29, 2000 combination by merger of TradeStation Technologies, Inc. (formerly known as Omega Research, Inc.) and TradeStation Securities, Inc. (formerly known as onlinetradinginc.com corp.). The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group, Inc. for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

1. Comprehensive Income

     Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive loss is equal to net loss for all periods presented.

2. Goodwill and Other Intangible Assets, Net

     Goodwill and other intangible assets, net, consist of the following as of June 30, 2001 and December 31, 2000:

		As of	As of
	Amortization	June 30,	December 31,
	Period In Years	2001	2000

Goodwill	4	$1,633,000	$1,633,000

Accumulated amortization		(680,416)	(476,291)

Goodwill, net		$952,584	$1,156,709

Purchased technology	3	$9,600,000	$9,600,000

Workforce	3	2,000,000	2,000,000

Trade names and patents	3	1,500,000	1,500,000

Customer lists	3-5	3,714,000	3,714,000

Non-compete agreements	4-5	1,100,000	1,100,000

Data rights	1-5	482,900	357,900

Domain name	15	65,000	65,000

Total other intangible assets		18,461,900	18,336,900

Accumulated amortization		(9,342,802)	(6,486,752)

Other intangible assets, net		$9,119,098	$11,850,148

3. Net Loss Per Share

     Weighted average shares outstanding for the three and six months ended June 30, 2001 and 2000 are calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Weighted average shares outstanding (basic)	44,485,540	44,020,509	44,396,283	43,837,604

Impact of diluted options after applying the treasury stock method	—	—	—	—

Weighted average shares outstanding (diluted)	44,485,540	44,020,509	44,396,283	43,837,604

Options outstanding which are not included in the calculation of diluted loss per share because their impact is antidilutive	6,057,731	5,236,725	6,057,731	5,236,725

Warrants outstanding which are not included in the calculation of diluted loss per share because their impact is antidilutive	386,370	386,370	386,370	386,370

     In February 1998, a former officer of TradeStation Securities received 763,199 shares of common stock in connection with his employment, subject to repurchase by TradeStation Securities in the event of his resignation or termination for cause prior to February 28, 2001. The redemption provision with respect to two thirds of these shares expired on February 29, 2000, and the remaining one third expired on February 28, 2001. The shares were excluded from basic and diluted weighted average shares outstanding prior to the expiration of the relative redemption provisions as they were antidilutive.

4. Other Receivables

     Other receivables are comprised of a receivable from the brokerage’s clearing organization and, as of June 30, 2001, a $2.7 million receivable from the Company’s insurance carrier relating to a trading error made with respect to a client’s account. While no assurances can be given, the Company expects the insurance claim to be fully paid by the carrier.

5. Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective July 1, 2001. The adoption of SFAS No. 141 will not have an impact on our financial position, results of operations or cash flows.

     In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We are currently assessing the impact of adopting SFAS No. 142 and plan to complete this assessment by December 31, 2001.

6. Segment and Related Information

     For the three and six months ended June 30, 2001 and 2000, TradeStation Group operated in two principal business segments: (1) brokerage services and (2) software products and services. The performance of the segments is based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues:

Brokerage services	$4,110,868	$4,029,353	$9,192,834	$8,237,437

Software products and services	6,482,611	9,827,890	13,507,797	18,528,165

	$10,593,479	$13,857,243	$22,700,631	$26,765,602

Income (loss) from operations:

Brokerage services	$178,597	$488,761	$762,075	$830,338

Software products and services	(3,628,180)	(2,963,909)	(6,092,667)	(7,535,357)

	$(3,449,583)	$(2,475,148)	$(5,330,592)	$(6,705,019)

	As of	As of
	June 30,	December 31,
	2001	2000

Identifiable assets:

Brokerage services	$21,597,710	$22,461,748

Software products and services	23,783,259	27,892,400

	$45,380,969	$50,354,148

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

     This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained herein. The results of operations for an interim period may not give a true indication of results for the year, or for any subsequent period.

Recent Developments

     On June 27, 2001, we launched the TradeStation Platform, an electronic trading platform that enables customers to design, test and automate, through direct-access order execution, their own trading strategies. Accordingly, we believe our results of operations prior to June 30, 2001 have limited relevance to our prospects. Fourth quarter 2001 results of operations should be the first meaningful reflection of the implementation of the TradeStation Platform.

Results of Operations

     The results of operations for the three and six months ended June 30, 2000 have been restated to reflect the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities under the pooling-of-interests method of accounting. The merger combined two companies that conducted independent businesses, one that offers brokerage services and one that offers software products and services. Accordingly, we deemed it appropriate to report results of operations as two operating segments. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2001			June 30, 2000

		Software			Software
		Products			Products
	Brokerage	And		Brokerage	And
	Services	Services	Total	Services	Services	Total

Revenues:

Brokerage fees	$3,793	$—	$3,793	$3,848	$—	$3,848

Subscription fees	—	2,645	2,645	—	2,008	2,008

Licensing fees	—	1,564	1,564	—	5,002	5,002

Other	318	2,274	2,592	181	2,818	2,999

Total revenues	4,111	6,483	10,594	4,029	9,828	13,857

Operating expenses:

Clearing and other transaction costs	1,346	—	1,346	1,085	—	1,085

Data delivery and related costs	—	1,311	1,311	—	1,032	1,032

Inventory and handling costs	—	34	34	—	334	334

Technology development	28	3,359	3,387	90	2,006	2,096

Sales and marketing	1,683	1,586	3,269	1,427	5,895	7,322

General and administrative	723	2,431	3,154	803	2,169	2,972

Amortization of goodwill and other intangibles	152	1,390	1,542	135	1,356	1,491

Total operating expenses	3,932	10,111	14,043	3,540	12,792	16,332

Income (loss) from operations	$179	$(3,628)	$(3,449)	$489	$(2,964)	$(2,475)

	Six Months Ended			Six Months Ended
	June 30, 2001			June 30, 2000

		Software			Software
		Products			Products
	Brokerage	And		Brokerage	And
	Services	Services	Total	Services	Services	Total

Revenues:

Brokerage fees	$8,545	$—	$8,545	$8,014	$—	$8,014

Subscription fees	—	5,399	5,399	—	2,911	2,911

Licensing fees	—	3,517	3,517	—	10,848	10,848

Other	648	4,592	5,240	224	4,769	4,993

Total revenues	9,193	13,508	22,701	8,238	18,528	26,766

Operating expenses:

Clearing and other transaction costs	2,936	—	2,936	2,308	—	2,308

Data delivery and related costs	—	2,676	2,676	—	1,571	1,571

Inventory and handling costs	—	116	116	—	1,054	1,054

Technology development	28	5,801	5,829	317	3,814	4,131

Sales and marketing	3,392	2,833	6,225	2,860	13,020	15,880

General and administrative	1,772	5,418	7,190	1,652	3,891	5,543

Amortization of goodwill and other intangibles	303	2,757	3,060	271	2,713	2,984

Total operating expenses	8,431	19,601	28,032	7,408	26,063	33,471

Income (loss) from operations	$762	$(6,093)	$(5,331)	$830	$(7,535)	$(6,705)

Three Months Ended June 30, 2001 and 2000

Overall

     Total revenues were $10.6 million for the three months ended June 30, 2001, as compared to $13.9 million for the same period in 2000, a decrease of $3.3 million, or 24%, due primarily to a decrease in licensing fees.

     Loss from operations was $3.4 million for the three months ended June 30, 2001, as compared to $2.5 million for the same period in 2000, an increase of $974,000, or 39%, mainly as a result of the software products and services segment’s decreased licensing fees and increased technology development expenses, partially offset by decreased sales and marketing costs.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues were $4.1 million for the three months ended June 30, 2001, as compared to $4.0 million for the same period in 2000, an increase of $82,000, or 2%.

     Brokerage Fees. Brokerage fees, which are comprised primarily of commission income earned from brokerage transactions, were $3.8 million for both the three months ended June 30, 2001 and 2000. During the current quarter, there was an increase in the number of trades, offset by lower-margin transactions.

     Other Revenues. Other revenues, which consist primarily of interest earned from an interest-revenue sharing arrangement with the brokerage’s clearing firm, were $318,000 for the three months ended June 30, 2001, as compared to $181,000 for the three months ended June 30, 2000, an increase of $137,000, or 76%. The increase was due primarily to the increase of customer balances being maintained by the clearing firm.

Operating Expenses

     Clearing and Other Transaction Costs. Clearing and other transaction costs are the costs of executing and clearing customer trades, including commissions paid to third party broker-dealers. These costs were $1.3 million for the three months ended June 30, 2001, as compared to $1.1 million for the same period in 2000, an increase of $261,000, or 24%, primarily as a result of the increase in the number of trades. Clearing and other transaction costs as a percentage of brokerage fees revenue were 35% for the three months ended June 30, 2001, as compared to 28% for the three months ended June 30, 2000. This increase was mainly due to a lower number of average shares per trade increasing costs disproportionately to revenues.

     Technology Development. Technology development expenses for the current year are expected to consist of personnel costs associated with product management of the new TradeStation Platform. Such costs totaled $28,000 for the three months ended June 30, 2001. Technology development expenses for the three months ended June 30, 2000 were $90,000, consisting of consulting and professional fees. See “Software Products and Services Segment – Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of brokers’ commissions, other personnel costs for order desk and customer support centers, and data and information tools used by sales and brokerage personnel. Sales and marketing expenses were $1.7 million for the three months ended June 30, 2001, as compared to $1.4 million for the three months ended June 30, 2000, an increase of $256,000, or 18%. This increase was primarily due to increased personnel and related costs, including the increase in the number of sales and marketing employees from 49 at June 30, 2000, to 69 at June 30, 2001 (including the transfer of twelve employees from the software products and services segment during the first quarter of 2001), partially offset by a decrease in brokers’ commissions. Sales and marketing expenses, as a percentage of total revenues, were 41% for the three months ended June 30, 2001, as compared to 35% for the three months ended June 30, 2000. We believe that the absolute dollar amount of sales and marketing expenses in the future will increase as we begin to market the TradeStation Platform. The level of such increase will depend on the extent to which such brokerage services are aggressively marketed and the rate of customer account growth. We currently intend to commence our direct marketing campaign to our existing customer base in August 2001, and to commence a media marketing campaign in September 2001.

     General and Administrative. General and administrative expenses consist primarily of: employee-related costs for executive, finance and administrative employees; professional fees; telecommunications; rent; and other facility expenses. General and administrative expenses were $723,000 for the three months ended June 30, 2001, as compared to $803,000 for the same period in 2000, a decrease of $80,000, or 10%. This decrease relates primarily to lower personnel and related costs resulting from a decrease in the number of general and administrative employees after the merger.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles includes amortization of intangible assets from the December 1999 acquisition of the customer accounts of Newport Discount Brokerage, which was accounted for under the purchase method of accounting and is being amortized over a period of five years, and amortization of a domain name. Amortization of goodwill and other intangibles was approximately $152,000 and $135,000 for the three months ended June 30, 2001 and 2000, respectively.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were $6.5 million for the three months ended June 30, 2001, as compared to $9.8 million for the same period in 2000, a decrease of $3.3 million, or 34%, due primarily to a decrease in licensing fees and, to a lesser extent, other revenues, partially offset by an increase in subscription fees.

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees were $2.6 million for the three months ended June 30, 2001, as compared to $2.0 million for the three months ended June 30, 2000, an increase of $637,000, or 32%, due primarily to an increased subscriber base related to TradeStation Pro, which was launched December 6, 2000 and, to a lesser extent, WindowOnWallStreet.com, which was launched January 25, 2000. As a result of our focus on increasing the revenue of the brokerage business, we have not actively marketed subscription services and we have no plan to do so in the future. Accordingly, we expect that subscription fees will begin to decrease quarter over quarter.

     Licensing Fees. Licensing fees are derived from sales of client software products, principally the recognition of licensing fee installment payments from sales that were previously deferred. Licensing fees were $1.6 million for the three months ended June 30, 2001, as compared to $5.0 million for the same period in 2000, a decrease of $3.4 million, or 69%, due primarily to our discontinuation in May 2000 of active marketing of client software products.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our products, and, to a lesser extent, income from our annual conference that is designed to highlight the benefits of trading strategy development. Other revenues were $2.3 million for the three months ended June 30, 2001, as compared to $2.8 million for the same period in 2000, a decrease of $544,000, or 19%. The decrease was due primarily to the cancellation this year of our annual conference, as compared to revenues associated with that conference in the second quarter of 2000, and decreases in end-of-day data vendor royalties, partially offset by minimum royalties under the license agreement with Telerate, Inc. increasing $500,000. For further discussion of the Telerate license agreement, see “Six Months Ended June 30, 2001 and 2000 - Software Products and Services Segment — General and Administrative” below.

Operating Expenses

     Data Delivery and Related Costs. Data delivery and related costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent for facilities, rent or depreciation for servers, and data distribution and exchange fees. Data delivery and related costs for the three months ended June 30, 2001 were $1.3 million, as compared to $1.0 million for the three months ended June 30, 2000, an increase of $279,000, or 27%. The increase is due primarily to increased server farm infrastructure costs (rent for additional facilities and servers) associated with the increase in the number of subscribers to WindowOnWallStreet.com and TradeStation Pro. Data delivery and related costs as a percentage of subscription fees revenue improved to 50% for the three months ended June 30, 2001, as compared to 51% for the three months ended June 30, 2000.

     Inventory and Handling Costs. Inventory and handling costs consist primarily of costs related to shipping of client software products, product media, and packaging and storage of inventory. Inventory and handling costs were $34,000 for the three months ended June 30, 2001, as compared to $334,000 for the same period in 2000. This decrease of $300,000 is due to reduced shipments of client software during 2001 as compared to the prior year as a result of the discontinuation in May 2000 of active marketing of client software products.

     Technology Development. Technology development expenses include: expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other user education materials. The TradeStation Technologies subsidiary owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, insurance, and consulting fees. Technology development expenses were $3.4 million for the three months ended June 30, 2001, as compared to $2.0 million for the three months ended June 30, 2000, an increase of $1.4 million, or 67%, due primarily to increased insurance reserves of $750,000, and increased personnel and related expenses of $577,000 mainly representing an increase in average headcount. We anticipate that the absolute dollar amount of technology development expenses will increase for the foreseeable future as we continue to develop new products and services and enhance those products and services.

     Sales and Marketing. Sales and marketing expenses consist primarily of: marketing programs, including advertising, brochures, direct mail programs and seminars to promote subscription services and client software products to customers; sales commissions; personnel costs for marketing and customer support centers; and Web site maintenance and administration costs. Sales and marketing expenses were $1.6 million for the three months ended June 30, 2001, as compared to $5.9 million for the same period in 2000, a decrease of $4.3 million, or 73%, due primarily to decreased advertising (primarily television and financial periodicals) of $3.0 million, decreased personnel and related costs of $825,000 (as a result of a 52% decrease in sales and marketing personnel from 108 at June 30, 2000 to 52 at June 30, 2001 related to the restructuring of the sales team at the end of the first quarter of 2000 and the transfer of substantially all remaining sales personnel to the brokerage services segment during the first quarter of 2001), and, to a lesser extent, decreased travel costs of $484,000. Sales and marketing expenses as a percentage of total revenues decreased to 24% for the three months ended June 30, 2001, as compared to 60% for the three months ended June 30, 2000. Sales and marketing expenses are expected to decrease as substantially all future marketing efforts will be focused on the brokerage services segment. See “Brokerage Services Segment —Operating Expenses — Sales and Marketing” above.

     General and Administrative. General and administrative expenses consist primarily of: employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and provision for bad debts. General and administrative expenses were $2.4 million for the three months ended June 30, 2001, as compared to $2.2 million for the same period in 2000, an increase of $262,000, or 12%, due primarily to increased consulting and professional fees of $344,000 and personnel and related costs of $123,000, partially offset by decreased supplies of $114,000 and facility costs of $96,000.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles includes amortization related to the October 1999 acquisition of Window On WallStreet Inc. accounted for under the purchase method of accounting and being amortized over periods ranging from three to four years, and also includes amortization of data rights. Amortization of goodwill and other intangibles was $1.4 million for each of the three months ended June 30, 2001 and 2000.

Six Months Ended June 30, 2001 and 2000

Overall

     Total revenues were $22.7 million for the six months ended June 30, 2001, as compared to $26.8 million for the same period in 2000, a decrease of $4.1 million, or 15%, due to a decrease in licensing fees partially offset by increases in subscription fees and, to a lesser extent, brokerage fees and other revenues.

     Loss from operations was $5.3 million for the six months ended June 30, 2001, as compared to $6.7 million for the same period in 2000, an improvement of $1.4 million, or 20%, primarily related to the software products and services segment, which had a significant decrease in sales and marketing expenses, partially offset by reduced licensing fees.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues were $9.2 million for the six months ended June 30, 2001, as compared to $8.2 million for the same period in 2000, an increase of $1.0 million, or 12%.

     Brokerage Fees. Brokerage fees were $8.5 million for the six months ended June 30, 2001, as compared to $8.0 million for the same period in 2000, an increase of $531,000, or 7%, due primarily to an increase in trading volume, partially offset by a change in product mix to more lower-margin transactions.

     Other Revenues. Other revenues were $648,000 for the six months ended June 30, 2001, as compared to $224,000 for the six months ended June 30, 2000, an increase of $424,000, or 189%. The increase was due primarily to the increase of customer balances being maintained by the clearing firm.

Operating Expenses

     Clearing and Other Transaction Costs. Clearing and other transaction costs were $2.9 million for the six months ended June 30, 2001, as compared to $2.3 million for the same period in 2000, an increase of $628,000, or 27%, primarily as a result of an increase in commissions paid to third-party broker-dealers, and increased trading volume, including a higher number of trades. These increases also resulted in clearing and other transaction costs as a percentage of brokerage fees revenue increasing from 29% for the six months ended June 30, 2000 to 34% for the six months ended June 30, 2001.

     Technology Development. Technology development expenses for the current year are expected to consist of personnel costs associated with product management of the new TradeStation Platform, which total $28,000 for the six months ended June 30, 2001. Technology development expenses for the six months ended June 30, 2000 were $317,000, consisting of consulting and professional fees. See “Three Months Ended June 30, 2001 and 2000 - Software Products and Services Segment — Technology Development” above.

     Sales and Marketing. Sales and marketing expenses were $3.4 million for the six months ended June 30, 2001, as compared to $2.9 million for the six months ended June 30, 2000, an increase of $532,000, or 19%. This increase was primarily due to increased personnel and related costs, including the increase in the number of sales and marketing employees from 49 at June 30, 2000, to 69 at June 30, 2001 (including the transfer of twelve employees from the software products and services segment during the first quarter of 2001), partially offset by a decrease in brokers’ commissions. Sales and marketing expenses, as a percentage of total revenues, were 37% for the six months ended June 30, 2001, as compared to 35% for the six months ended June 30, 2000. We believe that the absolute dollar amount of sales and marketing expenses in the future will increase as we begin to market the new TradeStation Platform. The level of such increase will depend on the extent to which such brokerage services are aggressively marketed and the rate of customer account growth.

     General and Administrative. General and administrative expenses were $1.8 million for the six months ended June 30, 2001, as compared to $1.7 million for the same period in 2000, an increase of $120,000, or 7%, due primarily to an increase in consulting and professional fees of $237,000 and insurance of $187,000, partially offset by a decrease in personnel and related costs of $310,000 related to reduced general and administrative expenses after the merger.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was approximately $303,000 and $271,000 for the six months ended June 30, 2001 and 2000, respectively.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were $13.5 million for the six months ended June 30, 2001, as compared to $18.5 million for the same period in 2000, a decrease of $5.0 million, or 27%, due primarily to a decrease in licensing fees, partially offset by an increase in subscription fees.

     Subscription Fees. Subscription fees were $5.4 million for the six months ended June 30, 2001, as compared to $2.9 million for the six months ended June 30, 2000, an increase of $2.5 million, or 85%, due primarily to an increased subscriber base related to WindowOnWallStreet.com, which was launched January 25, 2000, and TradeStation Pro, which was launched December 6, 2000. As a result of our focus on increasing the revenue of the brokerage business, we have not actively marketed subscription services and we have no plan to do so in the future. Accordingly, we expect that subscription fees will begin to decrease quarter over quarter.

     Licensing Fees. Licensing fees were $3.5 million for the six months ended June 30, 2001, as compared to $10.8 million for the same period in 2000, a decrease of $7.3 million, or 68%, due primarily to our discontinuation in May 2000 of active marketing of client software products. As a result of this discontinuation, and our focus on increasing the revenues of the brokerage business, it is expected that licensing fees will continue to decrease quarter over quarter.

     Other Revenues. Other revenues were $4.6 million for the six months ended June 30, 2001, as compared to $4.8 million for the same period in 2000, a decrease of $177,000, or 4%. The decrease was due primarily to our annual conference that highlights the benefits of trading strategy development not being held this year as compared to revenues associated with that conference in the second quarter of 2000 and decreases in end-of-day data vendor royalties, partially offset by minimum royalties under the license agreement with Telerate.

Operating Expenses

     Data Delivery and Related Costs. Data delivery and related costs for the six months ended June 30, 2001 were $2.7 million, as compared to $1.6 million for the six months ended June 30, 2000, an increase of $1.1 million, or 70%. The increase is due primarily to increased data re-vending and exchange fees as well as increased server farm infrastructure costs (rent for additional facilities and servers) associated with the increase in the number of subscribers to WindowOnWallStreet.com and TradeStation Pro. Data delivery and related costs as a percentage of subscription fees revenue improved to 50% for the six months ended June 30, 2001, as compared to 54% for the six months ended June 30, 2000. The percentage was higher during the six months ended June 30, 2000 as a result of fixed costs related to the server farm during the first quarter 2000 launch of WindowOnWallStreet.com and our being in the early stages of the subscription service offerings.

     Inventory and Handling Costs. Inventory and handling costs were $116,000 for the six months ended June 30, 2001, as compared to $1.1 million for the same period in 2000. This decrease of $938,000 is due to reduced shipments of client software during 2001 as compared to the prior year as a result of the discontinuation in May 2000 of active marketing of client software products.

     Technology Development. Technology development expenses were $5.8 million for the six months ended June 30, 2001, as compared to $3.8 million for the six months ended June 30, 2000, an increase of $2.0 million, or 52%, due primarily to increased personnel and related expenses of $1.1 million, mainly representing an increase in average headcount, and increased insurance reserves of $750,000. We anticipate that the absolute dollar amount of technology development expenses will increase for the foreseeable future as we continue to develop new products and services and enhance those products and services.

     Sales and Marketing. Sales and marketing expenses were $2.8 million for the six months ended June 30, 2001, as compared to $13.0 million for the same period in 2000, a decrease of $10.2 million, or 78%, due primarily to decreased advertising (primarily television and financial periodicals) and promotion costs of $6.6 million, decreased personnel and related costs of $2.5 million (as a result of a 52% decrease in sales and marketing personnel from 108 at June 30, 2000 to 52 at June 30, 2001 related to the restructuring of the sales team at the end of the first quarter of 2000 and the transfer of substantially all remaining sales personnel to the brokerage services segment during the first quarter of 2001), and, to a lesser extent, decreased travel costs of $762,000. Sales and marketing expenses as a percentage of total revenues decreased to 21% for the six months ended June 30, 2001, as compared to 70% for the six months ended June 30, 2000.

     General and Administrative. General and administrative expenses were $5.4 million for the six months ended June 30, 2001, as compared to $3.9 million for the same period in 2000, an increase of $1.5 million, or 39%, due primarily to a $714,000 provision for bad debt recognized in the first quarter of 2001, increased personnel and related costs of $534,000 and increased consulting and professional fees of $444,000. The provision for bad debt relates to the portion of the 2001 Telerate royalty receivable that is being treated by Telerate as part of the “pre-petition” estate in Telerate’s Chapter 11 bankruptcy, which was filed in February 2001. All post-petition accounts receivable have been paid when due, and, although no assurance can be given, we have no reason to believe that future payments to us will not continue to be made or that the agreement will not be assumed in the plan of reorganization.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $2.8 million and $2.7 million for the six months ended June 30, 2001 and 2000, respectively.

Income Taxes

     Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. For the three and six months ended June 30, 2000, a valuation allowance was recognized to offset the entire tax benefit associated with TradeStation Technologies’ losses for such periods. For the three and six months ended June 30, 2000, TradeStation Securities recorded a provision for income taxes of approximately $303,000 and $579,000, respectively.

     For the three and six months ended June 30, 2001, taxes totaling approximately $5,000 and $17,000, respectively, were provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during such periods.

Variability of Results

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year, particularly given that we remain engaged in a transition to a new business model. Our quarterly revenues and operating results have varied in the past, and are likely to vary even more from quarter to quarter in the future due to that transition to the new business model. Such fluctuations may result in volatility in the price of our common stock. As forecasted in our 2001 Business Outlook (as revised on July 25, 2001), expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management’s expectations, then results of operations are likely to be adversely affected because, in the short term, a large amount of our expenses does not vary with revenues. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of the release of new products and services, including the new TradeStation Platform, and/or enhancements, increased competition, lower-than-expected customer acquisition, trading volume and/or trading frequency, variations in the revenue mix, and announcements of new products and services and/or enhancements by us or our competitors, and other factors. Such fluctuations may result in volatility in the price of our common stock.

Liquidity and Capital Resources

     As of June 30, 2001, we had cash and cash equivalents of $19.4 million and securities owned, primarily certificates of deposit, of $1.6 million.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash provided by operating activities during the six months ended June 30, 2001 totaled $2.8 million, compared to approximately $982,000 in the comparable period of 2000. The increase in net cash provided by operating activities in 2001 was primarily due to the receipt of income tax receivables of $8.5 million in April 2001, partially offset by increases in receivables and a decrease in accounts payable. See Note 4 of Notes to Consolidated Financial Statements.

     Investing activities used cash of $1.9 million and $2.9 million during the six months ended June 30, 2001 and 2000, respectively. The principal use of cash in investing activities for both periods was primarily for purchases of securities, net of maturities, and, to a lesser extent, capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of our operations.

     Financing activities provided cash of approximately $26,000 and $283,000 during the six months ended June 30, 2001, and 2000, respectively, primarily from the issuance of common stock from the exercise of stock options under our Incentive Stock Plan, net of repayment of capital lease obligations.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective July 1, 2001. The adoption of SFAS No. 141 will not have an impact on our financial position, results of operations or cash flows.

     In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We are currently assessing the impact of adopting SFAS No. 142 and plan to complete its assessment by December 31, 2001.

Forward-Looking Statements

     This report contains statements that are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report the words “believes,” “plans,” “estimates,” “expects,” “intends,” “designed,” “anticipates,” “contemplates,” “may,” “will,” “should,” “could,” “upcoming,” “potential” and similar expressions, if and to the extent used, are intended to identify forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to the various potential differences include, but are not limited to, Telerate’s rejection of its agreement with TradeStation Technologies or refusal or inability to pay future royalty payments, the ability to collect the large insurance claim receivable, and the other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2000, as well as our recent press releases, particularly our July 25, 2001 press release.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against TradeStation Securities (then named onlinetradinginc.com corp.), Barry Goodman, Jan Bevivino, William L. Mark and Bear, Stearns Securities Corp. Following a successful motion by the defendants to compel arbitration, the defendants received notification from NASD Dispute Resolution, Inc. that the Whighams had filed a statement of claim and initiated arbitration against all parties named in the former civil action. The Whighams alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that TradeStation Securities aided and abetted Mr. Goodman in violation of c.110A. The Whighams also made allegations of excessive trading, excessive commissions, negligent supervision and fraud in violation of 18 U.S.C. ss 1962. The Whighams alleged damages of $561,000 plus interest, costs, fees and treble damages. On May 8, 2001, the Whighams agreed to accept, and TradeStation Securities agreed to pay, $150,000 to settle all of the Whighams’ claims against TradeStation Securities, Jan Bevivino, William L. Mark and Bear, Stearns Securities Corp. The settlement has been completed and the parties have exchanged general releases.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities

     During the three months ended June 30, 2001, we issued to one employee options to purchase 2,500 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at a price of $2.70 per share, which was the fair market value of our common stock on the date on which the options were granted. The options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     During the three months ended June 30, 2001, we also issued to two non-employee directors options to purchase an aggregate of 32,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $4.08 per share, which was the fair market value of our common stock on the date on which the options were granted. All of the options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, we did not issue or sell any unregistered securities during the three months ended June 30, 2001.

(d) Use of Proceeds

     TradeStation Securities (then known as onlinetradinginc.com corp.) effected an initial public offering pursuant to a Registration Statement on Form SB-2 (File No. 333-75119), which was declared effective by the Securities and Exchange Commission on June 11, 1999. For a description of the use of proceeds from such offering through October 31, 2000, see Item 2 in Part II of onlinetradinginc.com corp.’s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2000. In addition, since October 31, 2000, $1.8 million was used to pay merger costs and $3.3 million was used for working capital. The balance of $4.7 million continues to be invested in money market funds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Meeting

     On June 18, 2001, TradeStation Group held its 2001 Annual Meeting of Shareholders (the “Annual Meeting”).

(b) Election of Board of Directors

     At the Annual Meeting, an election was held for the Board of Directors of TradeStation Group. All eight nominees to the Board of Directors were elected (seven of whom were re-elected, with Charles F. Wright becoming a new director of the company), receiving the number and percentage of votes for election and abstentions as set forth next to the their respective names below:

	For Election		Abstentions

Nominee for Director	Number	Percentage	Number	Percentage

William R. Cruz	41,580,715	98.4%	677,588	1.6%

Ralph L. Cruz	41,580,715	98.4%	677,588	1.6%

Lothar Mayer	41,580,715	98.4%	677,588	1.6%

Stephen C. Richards	41,580,715	98.4%	677,588	1.6%

Salomon Sredni	41,580,715	98.4%	677,588	1.6%

Farshid Tafazzoli	41,580,715	98.4%	677,588	1.6%

E. Steven zum Tobel	41,580,715	98.4%	677,588	1.6%

Charles F. Wright	41,580,715	98.4%	677,588	1.6%

     During July 2001, Lothar Mayer, E. Steven zum Tobel and Farshid Tafazzoli resigned as directors.

(c) Other Voting Matters

     Other matters voted upon at the Annual Meeting were the following:

(i)	A proposal to approve an increase in the number of shares of TradeStation Group’s common stock reserved for issuance under the Nonemployee Director Stock Option Plan from 175,000 shares to 350,000 shares, subject to any further antidilution adjustments, and to increase the number of shares included in the options automatically granted to a nonemployee director upon each annual reelection from 3,000 shares to 7,000 shares was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention

41,398,954	831,206	28,143

97.9%	2.0%	0.1%

(ii)	A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for TradeStation Group for the fiscal year ending December 31, 2001 was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention

42,215,228	14,581	28,494

99.9%	0.0%	0.1%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K

     No Current Report on Form 8-K was filed during the quarter ended June 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc. Registrant

August 10, 2001	/s/ David H. Fleischman

Date	David H. Fleischman
Chief Financial Officer, Vice President of
Finance and Treasurer
(Signing both in his capacity as an authorized
  officer and as Principal Financial and
Accounting Officer of the Registrant)