Form 10-Q
period 2001-09-30
TRADESTATION GROUP INC
filed 2001-11-13
CIK 1111559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Yes [X]     No [   ]

     As of November 6, 2001 there were 44,521,624 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS:

Cash and cash equivalents	$20,126,044	$18,394,996

Securities owned, at market value	625,998	249,423

Accounts receivable, net	570,100	644,200

Other receivables	3,199,457	1,028,920

Income tax receivable	—	8,542,413

Deferred income taxes	4,805,651	4,805,651

Property and equipment, net	3,234,704	2,651,057

Goodwill, net	850,521	1,156,709

Other intangible assets, net	7,704,200	11,850,148

Other assets	1,896,630	1,030,631

Total assets	$43,013,305	$50,354,148

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Accounts payable and accrued expenses	$10,972,745	$9,289,504

Income taxes payable	124,972	1,003,912

Deferred revenue	609,195	821,593

Capital lease obligations	1,278,720	214,069

Total liabilities	12,985,632	11,329,078

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $.01 par value; 200,000,000 shares authorized, 44,521,493 and 44,476,501 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	445,215	444,765

Additional paid-in capital	51,459,680	51,272,899

Accumulated deficit	(21,877,222)	(12,692,594)

Total shareholders’ equity	30,027,673	39,025,070

Total liabilities and shareholders’ equity	$43,013,305	$50,354,148

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES:

Brokerage fees	$3,596,515	$3,797,187	$12,141,870	$11,810,833

Subscription fees	2,353,528	2,562,336	7,752,085	5,472,961

Licensing fees	915,958	4,099,930	4,432,839	14,948,460

Other	2,309,202	2,205,680	7,549,040	7,198,481

Total revenues	9,175,203	12,665,133	31,875,834	39,430,735

OPERATING EXPENSES:

Clearing and other transaction costs	1,075,674	919,859	4,011,869	3,227,918

Data delivery and related costs	1,410,603	1,195,939	4,086,284	2,767,018

Technology development	3,018,505	2,013,731	8,847,188	6,145,048

Sales and marketing	2,665,448	5,571,079	8,890,149	21,450,606

Inventory and handling costs	16,134	99,096	132,055	1,153,001

General and administrative	3,777,753	2,868,656	10,967,620	8,411,774

Amortization of goodwill and other intangibles	1,541,961	1,499,308	4,602,136	4,482,924

Total operating expenses	13,506,078	14,167,668	41,537,301	47,638,289

Loss from operations	(4,330,875)	(1,502,535)	(9,661,467)	(8,207,554)

OTHER INCOME, net	83,007	281,131	484,248	973,847

Loss before income taxes	(4,247,868)	(1,221,404)	(9,177,219)	(7,233,707)

INCOME TAX (BENEFIT) PROVISION	(9,233)	315,888	7,409	894,636

Net loss	$(4,238,635)	$(1,537,292)	$(9,184,628)	$(8,128,343)

NET LOSS PER SHARE (Note 4):

Basic and diluted	$(0.10)	$(0.03)	$(0.21)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,184,628)	$(8,128,343)

Adjustment for change in fiscal year end of pooled company	—	(36,683)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	5,829,683	5,673,322

Provision for bad debts	714,286	—

Compensation expense on stock option grants	112,770	115,257

Deferred income tax provision	—	10,458,000

(Increase) decrease in:

Securities owned – trading only	—	(156,491)

Accounts receivable	(640,186)	1,282,000

Other receivables	(2,170,537)	169,862

Income tax receivable	8,542,413	(10,458,000)

Other assets	(865,999)	(717,310)

Increase (decrease) in:

Accounts payable and accrued expenses	1,683,241	926,186

Income taxes payable	(878,940)	(145,663)

Deferred revenue	(212,398)	591,091

Net cash provided by (used in) operating activities	2,929,705	(426,772)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(515,071)	(908,009)

Purchases of securities owned	(1,436,103)	(3,992,060)

Redemption of/proceeds from maturity of securities owned	1,059,528	1,695,304

Acquisition of intangibles	(150,000)	(15,000)

Net cash used in investing activities	(1,041,646)	(3,219,765)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	74,461	346,130

Repayment of capital lease obligations	(231,472)	(57,465)

Net cash (used in) provided by financing activities	(157,011)	288,665

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,731,048	(3,357,872)

CASH AND CASH EQUIVALENTS, beginning of period	18,394,996	17,303,642

CASH AND CASH EQUIVALENTS, end of period	$20,126,044	$13,945,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$231,359	$38,276

Cash paid for income taxes	$900,354	$897,009

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Equipment acquired under capital lease obligations	$1,296,123	$180,450

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to
the three and nine months ended September 30, 2001 and 2000 are unaudited)

     TradeStation Group, Inc. was formed in connection with the December 29, 2000 combination by merger of TradeStation Technologies, Inc. (formerly known as Omega Research, Inc.) and TradeStation Securities, Inc. (formerly known as onlinetradinginc.com corp.). The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group, Inc. for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

1. Goodwill and Other Intangible Assets, Net

     Goodwill and other intangible assets, net, consist of the following as of September 30, 2001 and December 31, 2000:

		As of	As of
	Amortization	September 30,	December 31,
	Period In Years	2001	2000

Goodwill	4	$1,633,000	$1,633,000

Accumulated amortization		(782,479)	(476,291)

Goodwill, net		$850,521	$1,156,709

Purchased technology	3	$9,600,000	$9,600,000

Workforce	3	2,000,000	2,000,000

Trade names and patents	3	1,500,000	1,500,000

Customer lists	3-5	3,714,000	3,714,000

Non-compete agreements	4-5	1,100,000	1,100,000

Data rights	1-5	507,900	357,900

Domain name	15	65,000	65,000

Total other intangible assets		18,486,900	18,336,900

Accumulated amortization		(10,782,700)	(6,486,752)

Other intangible assets, net		$7,704,200	$11,850,148

2. Other Receivables

     Other receivables are comprised of a receivable from the brokerage’s clearing organization and, as of September 30, 2001, a $2.7 million receivable from the Company’s insurance carrier relating to a trading error made with respect to a client’s account. While no assurances can be given, we expect the insurance claim to be fully paid by the carrier.

3. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of September 30, 2001 and December 31, 2000:

	As of	As of
	September 30,	December 31,
	2001	2000

Accounts payable	$1,697,111	$3,579,962

Accrued expenses	9,275,634	5,709,542

	$10,972,745	$9,289,504

     Accrued expenses are comprised of payroll and related expenses, including severance, uninsured loss reserves, data and exchange fees, consulting and professional fees, lease and event termination fees, merger expenses and other accrued expenses.

4. Net Loss Per Share

     Weighted average shares outstanding for the three and nine months ended September 30, 2001 and 2000 are calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Weighted average shares outstanding (basic)	44,520,498	44,049,327	44,437,688	43,908,178

Impact of diluted options after applying the treasury stock method	—	—	—	—

Weighted average shares outstanding (diluted)	44,520,498	44,049,327	44,437,688	43,908,178

Options outstanding which are not included in the calculation of diluted loss per share because their impact is antidilutive	5,923,756	5,168,004	5,923,756	5,168,004

Warrants outstanding which are not included in the calculation of diluted loss per share because their impact is antidilutive	386,370	386,370	386,370	386,370

     In February 1998, a former officer of TradeStation Securities received 763,199 shares of common stock in connection with his employment, subject to repurchase by TradeStation Securities in the event of his resignation or termination for cause prior to February 28, 2001. The redemption provision with respect to two thirds of these shares expired on February 29, 2000, and the remaining one third expired on February 28, 2001. Prior to the expiration of the relative redemption provisions, the shares were excluded from basic and diluted weighted average shares outstanding as they were antidilutive.

5. Comprehensive Income

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

6. Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 in July 2001 did not have an impact on our financial position, results of operations or cash flows.

     In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We are currently assessing the impact of adopting SFAS No. 142 and plan to complete this assessment as of December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations – Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

7. Commitments and Contingencies

Letters of Credit

     The Company has two stand-by letters of credit securing equipment leases. Approximately $1.3 million of cash and securities secure these letters of credit and an additional $200,000 of securities secure a credit card clearing agreement.

Litigation

     The Company is engaged in litigation incidental to, and part of the ordinary course of, its business. The Company does not believe that the results of any such pending litigation will have a material adverse effect on its financial position or results of operations.

8. Segment and Related Information

     For the three and nine months ended September 30, 2001 and 2000, TradeStation Group operated in two principal business segments: (1) brokerage services and (2) software products and services. The performance of the segments is based on revenue and operating income (loss). The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenues:

Brokerage services	$3,936,895	$4,116,906	$13,129,729	$12,354,343

Software products and services	5,238,308	8,548,227	18,746,105	27,076,392

	$9,175,203	$12,665,133	$31,875,834	$39,430,735

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

(Loss) income from operations:

Brokerage services	$(626,864)	$565,793	$135,211	$1,396,131

Software products and services	(3,704,011)	(2,068,328)	(9,796,678)	(9,603,685)

	$(4,330,875)	$(1,502,535)	$(9,661,467)	$(8,207,554)

	As of	As of
	September 30,	December 31,
	2001	2000

Identifiable assets:

Brokerage services	$21,521,088	$22,461,748

Software products and services	21,492,217	27,892,400

	$43,013,305	$50,354,148

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained herein. The results of operations for an interim period may not give a true indication of results for the year, or for any subsequent period.

Recent Developments

     On June 27, 2001, we launched TradeStation 6 (formerly known as the TradeStation Platform and TradeStation Pro), an electronic trading platform that enables customers to design, test and automate, through direct-access order execution, their own trading strategies. Accordingly, we believe our results of operations prior to June 30, 2001 have limited relevance to our prospects. During the 2001 third quarter, without engaging in any significant media advertising or direct marketing, we commenced efforts to convert our TradeStation 6 software subscribers into TradeStation 6 brokerage clients. We currently intend to increase direct marketing efforts to our software and subscription customers during the 2001 fourth quarter, and to commence significant media advertising in 2002.

Results of Operations

     The results of operations for the three and nine months ended September 30, 2000 have been restated to reflect the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities under the pooling-of-interests method of accounting. The merger combined two companies that conduct independent businesses: brokerage services and software products and services. Accordingly, we deemed it appropriate to report results of operations as two operating segments. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2001			September 30, 2000

		Software			Software
		Products			Products
	Brokerage	And		Brokerage	And
	Services	Services	Total	Services	Services	Total

Revenues:

Brokerage fees	$3,597	$—	$3,597	$3,797	$—	$3,797

Subscription fees	—	2,353	2,353	—	2,562	2,562

Licensing fees	—	916	916	—	4,100	4,100

Other	340	1,969	2,309	320	1,886	2,206

Total revenues	3,937	5,238	9,175	4,117	8,548	12,665

Operating expenses:

Clearing and other transaction costs	1,076	—	1,076	920	—	920

Data delivery and related costs	—	1,411	1,411	—	1,196	1,196

Technology development	99	2,919	3,018	252	1,762	2,014

Sales and marketing	1,990	675	2,665	1,444	4,127	5,571

Inventory and handling costs	—	16	16	—	99	99

General and administrative	1,247	2,531	3,778	800	2,069	2,869

Amortization of goodwill and other intangibles	152	1,390	1,542	135	1,364	1,499

Total operating expenses	4,564	8,942	13,506	3,551	10,617	14,168

(Loss) income from operations	$(627)	$(3,704)	$(4,331)	$566	$(2,069)	$(1,503)

	Nine Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2000

		Software			Software
		Products			Products
	Brokerage	And		Brokerage	And
	Services	Services	Total	Services	Services	Total

Revenues:

Brokerage fees	$12,142	$—	$12,142	$11,811	$—	$11,811

Subscription fees	—	7,752	7,752	—	5,473	5,473

Licensing fees	—	4,433	4,433	—	14,948	14,948

Other	988	6,561	7,549	544	6,655	7,199

Total revenues	13,130	18,746	31,876	12,355	27,076	39,431

Operating expenses:

Clearing and other transaction costs	4,012	—	4,012	3,228	—	3,228

Data delivery and related costs	—	4,086	4,086	—	2,767	2,767

Technology development	126	8,721	8,847	569	5,576	6,145

Sales and marketing	5,383	3,507	8,890	4,304	17,147	21,451

Inventory and handling costs	—	132	132	—	1,153	1,153

General and administrative	3,019	7,949	10,968	2,452	5,960	8,412

Amortization of goodwill and other intangibles	455	4,147	4,602	406	4,077	4,483

Total operating expenses	12,995	28,542	41,537	10,959	36,680	47,639

Income (loss) from operations	$135	$(9,796)	$(9,661)	$1,396	$(9,604)	$(8,208)

Three Months Ended September 30, 2001 and 2000

Overall

     Total revenues were $9.2 million for the three months ended September 30, 2001, as compared to $12.7 million for the same period in 2000, a decrease of $3.5 million, or 28%, due primarily to the expected decrease in licensing fees.

     Loss from operations was $4.3 million for the three months ended September 30, 2001, as compared to $1.5 million for the same period in 2000, an increase of $2.8 million, or 188%, resulting primarily from lower revenues, higher technology development expenses and higher general and administrative expenses, partially offset by lower sales and marketing expenses.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues were $3.9 million for the three months ended September 30, 2001, as compared to $4.1 million for the same period in 2000, a decrease of $180,000, or 4%.

     Brokerage Fees. Brokerage fees are comprised primarily of commission income earned from brokerage transactions. Brokerage fees were $3.6 million for the three months ended September 30, 2001, as compared to $3.8 million for the same period in 2000, a decrease of $200,000, or 5%, due to more lower-priced transactions during the three months ended September 30, 2001 as compared to the same period during the prior year.

     Other Revenues. Other revenues consist primarily of interest earned from an interest-revenue sharing arrangement with the brokerage’s clearing firm. Other revenues were $340,000 for the three months ended September 30, 2001, as compared to $320,000 for the three months ended September 30, 2000, an increase of $20,000, or 6%.

Operating Expenses

     Clearing and Other Transaction Costs. Clearing and other transaction costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. These costs were $1.1 million for the three months ended September 30, 2001, as compared to $920,000 for the same period in 2000, an increase of $156,000, or 17%, primarily as a result of an increased number of trades during the three months ended September 30, 2001, as compared to the same period during the prior year. Clearing and other transaction costs as a percentage of brokerage fees revenue increased from 24% for the three months ended September 30, 2000 to 30% for the three months ended September 30, 2001 due to more lower-priced transactions during the three months ended September 30, 2001 as compared to the same period during the prior year.

     Technology Development. Technology development expenses for the current year consist of personnel costs associated with product management of TradeStation 6. Such costs totaled $99,000 for the three months ended September 30, 2001. Technology development expenses for the three months ended September 30, 2000 were $252,000, consisting of personnel costs and consulting and professional fees for the pre-merger joint development of our order execution technology. See “Software Products and Services Segment – Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of brokers’ commissions, other personnel costs for order desk and customer support centers, marketing programs, including advertising, brochures, direct mail programs and account opening kits, and data and information tools used by sales and brokerage personnel. Sales and marketing expenses were $2.0 million for the three months ended September 30, 2001, as compared to $1.4 million for the three months ended September 30, 2000, an increase of $546,000, or 38%. This increase was due primarily to increased advertising and promotion costs of $310,000 associated with the promotion of TradeStation 6 and increased personnel and related expenses of $274,000. Sales and marketing expenses, as a percentage of total revenues, was 51% for the three months ended September 30, 2001, as compared to 35% for the three months ended September 30, 2000. We believe that the absolute dollar amount of sales and marketing expenses in the future will increase as we continue to market the TradeStation 6 brokerage platform. The level of such increase will depend on the extent to which such brokerage services are aggressively marketed and the rate of customer account growth.

     General and Administrative. General and administrative expenses consist primarily of: employee-related costs for administrative personnel such as executive, finance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $1.2 million for the three months ended September 30, 2001, as compared to $800,000 for the same period in 2000, an increase of $447,000, or 56%, due primarily to an increase in uninsured loss reserves of $580,000, partially offset by a decrease in personnel and related costs of $185,000 resulting from a decrease in the number of general and administrative employees after the merger.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles includes amortization of intangible assets from the December 1999 acquisition of the customer accounts of Newport Discount Brokerage, which was accounted for under the purchase method of accounting and is being amortized over a period of five years, and amortization of a domain name. Amortization of goodwill and other intangibles was $152,000 and $135,000 for the three months ended September 30, 2001 and 2000, respectively.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were $5.2 million for the three months ended September 30, 2001, as compared to $8.5 million for the same period in 2000, a decrease of $3.3 million, or 39%, due primarily to a decrease in licensing fees.

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees were $2.4 million for the three months ended September 30, 2001, as compared to $2.6 million for the three months ended September 30, 2000, a decrease of $209,000, or 8%, due primarily to a decreasing subscriber base. As a result of our focus on increasing revenue from the brokerage business, we have not actively marketed subscription services and we have no plan to do so in the future. Accordingly, we expect that subscription fees will continue to decrease quarter over quarter.

     Licensing Fees. Licensing fees are derived from sales of client software products, principally the recognition of licensing fee installment payments from sales initiated in prior quarters. Licensing fees were $916,000 for the three months ended September 30, 2001, as compared to $4.1 million for the same period in 2000, a decrease of $3.2 million, or 78%, due primarily to our discontinuation in May 2000 of active marketing of client software products. As a result of this discontinuation, and our focus on our brokerage business, it is expected that licensing fees will continue to decrease quarter over quarter.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our products, and, to a lesser extent, income from our conference that is designed to highlight the benefits of trading strategy development. Other revenues were $2.0 million for the three months ended September 30, 2001, as compared to $1.9 million for the same period in 2000, an increase of $83,000, or 4%. The increase was due primarily to an increase in minimum royalties under the license agreement with Telerate, Inc., partially offset by decreases in end-of-day data vendor royalties. In February 2001, Telerate filed for Chapter 11 bankruptcy and, in October 2001, the assets of Telerate were sold to MoneyLine Network, Inc. Effective October 17, 2001, we entered into a new royalty agreement with MoneyLine that expires December 31, 2002, under which the guaranteed royalty minimums for the 2001 fourth quarter are $230,000 per month (as compared to the $666,667 per month minimum payments under the Telerate agreement that was rejected in the bankruptcy). There will be no guaranteed royalty minimums in 2002. Beginning in January 2002, royalties will be based on actual usage only.

Operating Expenses

     Data Delivery and Related Costs. Data delivery and related costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent for facilities, rent or depreciation for servers, and data distribution and exchange fees. Data delivery and related costs for the three months ended September 30, 2001 were $1.4 million, as compared to $1.2 million for the three months ended September 30, 2000, an increase of $215,000, or 18%. The increase is due primarily to increased server farm infrastructure costs (rent and depreciation for additional facilities and servers) necessary to build redundancy for our data server farms, partially offset by lower data distribution and exchange fees associated with a lower subscriber base and reduced data distribution fee rates.

     Technology Development. Technology development expenses include expenses associated with: the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other user education materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, uninsured loss reserves, and consulting fees. The TradeStation Technologies subsidiary owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $2.9 million for the three months ended September 30, 2001, as compared to $1.8 million for the three months ended September 30, 2000, an increase of $1.2 million, or 66%, due primarily to increased uninsured loss reserves of $600,000 and increased personnel and related expenses of $330,000.

     Sales and Marketing. Sales and marketing expenses consist primarily of: marketing programs, including advertising, brochures, and direct mail programs; sales commissions; personnel costs for marketing and customer support centers; and Website maintenance and administration costs. Sales and marketing expenses were $675,000 for the three months ended September 30, 2001, as compared to $4.1 million for the same period in 2000, a decrease of $3.5 million, or 84%, due primarily to decreased advertising and promotion costs of $2.5 million and decreased personnel and related costs of $756,000. Sales and marketing expenses as a percentage of total revenues decreased to 13% for the three months ended September 30, 2001, as compared to 48% for the three months ended September 30, 2000. Sales and marketing expenses are expected to continue to decrease as all future marketing efforts will be focused on the brokerage services segment. See “Brokerage Services Segment – Sales and Marketing” above.

     Inventory and Handling Costs. Inventory and handling costs consist primarily of costs related to shipping of client software products, product media, and packaging and storage of inventory. Inventory and handling costs were $16,000 for the three months ended September 30, 2001, as compared to $99,000 for the same period in 2000, a decrease of $83,000, or 84%, due to reduced shipments as a result of the discontinuation in May 2000 of active marketing of client software products.

     General and Administrative. General and administrative expenses consist primarily of: employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and provision for bad debts. General and administrative expenses were $2.5 million for the three months ended September 30, 2001, as compared to $2.1 million for the same period in 2000, an increase of $462,000, or 22%, due primarily to increases in consulting and professional fees of $348,000 and facility expenses of $101,000.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles includes amortization related to the October 1999 acquisition of Window On WallStreet Inc. accounted for under the purchase method of accounting and being amortized over periods ranging from three to four years, and also includes amortization of data rights. Amortization of goodwill and other intangibles was $1.4 million for each of the three months ended September 30, 2001 and 2000.

Nine Months Ended September 30, 2001 and 2000

Overall

     Total revenues were $31.9 million for the nine months ended September 30, 2001, as compared to $39.4 million for the same period in 2000, a decrease of $7.6 million, or 19%, due primarily to a decrease in licensing fees, partially offset by increases in subscription fees and, to a lesser extent, brokerage fees and other revenues.

     Loss from operations was $9.7 million for the nine months ended September 30, 2001, as compared to $8.2 million for the same period in 2000, an increase of $1.5 million, or 18%. This increase related primarily to lower revenues, higher technology development expenses and higher general and administrative expenses, partially offset by lower sales and marketing expenses.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues were $13.1 million for the nine months ended September 30, 2001, as compared to $12.4 million for the same period in 2000, an increase of $775,000, or 6%.

     Brokerage Fees. Brokerage fees were $12.1 million for the nine months ended September 30, 2001, as compared to $11.8 million for the same period in 2000, an increase of $ 331,000, or 3%, due primarily to increased trading volume.

     Other Revenues. Other revenues were $988,000 for the nine months ended September 30, 2001, as compared to $544,000 for the nine months ended September 30, 2000, an increase of $444,000, or 82%. The increase was due primarily to an increase of customer balances being maintained by the clearing firm.

Operating Expenses

     Clearing and Other Transaction Costs. Clearing and other transaction costs were $4.0 million for the nine months ended September 30, 2001, as compared to $3.2 million for the same period in 2000, an increase of $784,000, or 24%, primarily as a result of increased trading volume and commissions paid to third-party broker-dealers. Clearing and other transaction costs as a percentage of brokerage fees revenue increased from 27% for the nine months ended September 30, 2000 to 33% for the nine months ended September 30, 2001 due to the increased commissions paid to third-party broker-dealers and more lower-priced transactions during the nine months ended September 30, 2001 as compared to the same period during the prior year.

     Technology Development. Technology development expenses for the current year consist of personnel costs associated with product management of TradeStation 6, which total $126,000 for the nine months ended September 30, 2001. Technology development expenses for the nine months ended September 30, 2000 were $569,000, consisting of consulting and professional fees and personnel expenses. See “Three Months Ended September 30, 2001 and 2000 - Software Products and Services Segment — Technology Development” above.

     Sales and Marketing. Sales and marketing expenses were $5.4 million for the nine months ended September 30, 2001, as compared to $4.3 million for the nine months ended September 30, 2000, an increase of $1.1 million, or 25%. This increase was due primarily to increased personnel and related costs of $707,000 and increased advertising and promotion costs of $308,000. Sales and marketing expenses, as a percentage of total revenues, was 41% for the nine months ended September 30, 2001, as compared to 35% for the nine months ended September 30, 2000. We believe that the absolute dollar amount of sales and marketing expenses in the future will increase as we continue to market the TradeStation 6 brokerage platform. The level of such increase will depend on the extent to which such brokerage services are aggressively marketed and the rate of customer account growth.

     General and Administrative. General and administrative expenses were $3.0 million for the nine months ended September 30, 2001, as compared to $2.5 million for the same period in 2000, an increase of $567,000, or 23%, due primarily to an increase in uninsured loss reserves and related professional fees of $1.0 million, partially offset by a decrease in personnel and related costs of $495,000 related to reduced general and administrative expenses after the merger.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $455,000 and $406,000 for the nine months ended September 30, 2001 and 2000, respectively.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were $18.7 million for the nine months ended September 30, 2001, as compared to $27.1 million for the same period in 2000, a decrease of $8.3 million, or 31%, due primarily to a decrease in licensing fees, partially offset by an increase in subscription fees.

     Subscription Fees. Subscription fees were $7.8 million for the nine months ended September 30, 2001, as compared to $5.5 million for the nine months ended September 30, 2000, an increase of $2.3 million, or 42%, due primarily to an increased subscriber base related to WindowOnWallStreet.com, which was launched January 25, 2000, and TradeStation 6, which was launched December 6, 2000. As a result of our focus on our brokerage business, we have not actively marketed subscription services during 2001 and we have no plan to do so in the future. Accordingly, we expect that subscription fees will continue to decrease quarter over quarter.

     Licensing Fees. Licensing fees were $4.4 million for the nine months ended September 30, 2001, as compared to $14.9 million for the same period in 2000, a decrease of $10.5 million, or 70%, due primarily to our discontinuation in May 2000 of active marketing of client software products. As a result of this discontinuation, and our focus on our brokerage business, it is expected that licensing fees will continue to decrease quarter over quarter.

     Other Revenues. Other revenues were $6.6 million for the nine months ended September 30, 2001, as compared to $6.7 million for the same period in 2000, a decrease of $94,000 or 1%. The decrease was due primarily to decreases in end-of-day data vendor royalties and the cancellation this year of our annual trading strategy conference, partially offset by higher minimum royalties under the license agreement with Telerate. See “Three Months Ended September 30, 2001 and 2000 - Software Products and Services Segment – Other Revenues” above for further discussion of the Telerate agreement.

Operating Expenses

     Data Delivery and Related Costs. Data delivery and related costs for the nine months ended September 30, 2001 were $4.1 million, as compared to $2.8 million for the nine months ended September 30, 2000, an increase of $1.3 million, or 48%. The increase is due primarily to increased data distribution and exchange fees as well as increased server farm infrastructure costs (rent and depreciation for additional facilities and servers) associated with the increase in the number of subscribers to WindowOnWallStreet.com and TradeStation 6.

     Technology Development. Technology development expenses were $8.7 million for the nine months ended September 30, 2001, as compared to $5.6 million for the nine months ended September 30, 2000, an increase of $3.1 million, or 56%, due primarily to increased uninsured loss reserves of $1.4 million and increased personnel and related expenses of $1.4 million. We anticipate that the absolute dollar amount of technology development expenses will increase for the foreseeable future as we continue to develop new products and services and enhance our products and services.

     Sales and Marketing. Sales and marketing expenses were $3.5 million for the nine months ended September 30, 2001, as compared to $17.1 million for the same period in 2000, a decrease of $13.6 million, or 80%, due primarily to decreased advertising and promotion costs of $9.0 million, decreased personnel and related costs of $3.3 million (as a result of a decrease in sales and marketing personnel related to the restructuring of the sales team at the end of the first quarter of 2000 and the transfer of substantially all remaining sales personnel to the brokerage services segment during the first quarter of 2001), and, to a lesser extent, decreased travel costs of $826,000. Sales and marketing expenses as a percentage of total revenues decreased to 19% for the nine months ended September 30, 2001, as compared to 63% for the nine months ended September 30, 2000.

     Inventory and Handling Costs. Inventory and handling costs were $132,000 for the nine months ended September 30, 2001, as compared to $1.2 million for the same period in 2000, a decrease of $1.0 million, or 89%, due to decreased shipments of client software during 2001 as compared to the prior year as a result of the discontinuation in May 2000 of active marketing of client software products.

     General and Administrative. General and administrative expenses were approximately $8.0 million for the nine months ended September 30, 2001, as compared to $6.0 million for the same period in 2000, an increase of $2.0 million, or 33%, due primarily to increased personnel and related costs of $1.0 million, a $714,000 provision for bad debt recognized in the first quarter of 2001 and increased consulting and professional fees of $342,000. The provision for bad debt relates to the portion of the 2001 Telerate royalty receivable that was part of the “pre-petition” estate in Telerate’s Chapter 11 bankruptcy, which was filed in February 2001, and will not be paid as a result of the rejection of that agreement in those bankruptcy proceedings. See “Three Months Ended September 30, 2001 and 2000 - Software Products and Services Segment – Other Revenues” above.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles, consisting substantially of amortization related to the October 1999 acquisition of Window On WallStreet, was $4.1 million for each of the nine months ended September 30, 2001 and 2000.

Income Taxes

     Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. For the three and nine months ended September 30, 2000, a valuation allowance was recognized to offset the entire tax benefit associated with TradeStation Technologies’ losses for such periods. For the three and nine months ended September 30, 2000, TradeStation Securities recorded a provision for income taxes of $316,000 and $895,000, respectively.

     For the three and nine months ended September 30, 2001, taxes were only provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized, resulting in a tax benefit of $9,000 and a tax expense of $7,000, respectively. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during such periods. We believe that the net deferred tax asset as of September 30, 2001 is realizable based upon our projections of future taxable income during the carryforward period.

Variability of Results

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year, particularly given recent world events, current market conditions and the recent launch of our new business model. Our quarterly revenues and operating results have varied in the past, and are likely to vary even more from quarter to quarter in the future. Such fluctuations may result in volatility in the price of our common stock. As forecasted in our 2001 Business Outlook for the fourth quarter (as revised), expenses are based upon expected revenues. If actual revenues are below management’s expectations, then results of operations are likely to be adversely affected because a large amount of our expenses do not vary with revenues. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of the release of new products and services, including TradeStation 6, and/or enhancements, increased competition, lower-than-expected customer acquisition, trading volume and/or trading frequency, variations in the revenue mix, and announcements of new products and services and/or enhancements by us or our competitors, market conditions, and other factors. Such fluctuations may result in volatility in the price of our common stock.

Liquidity and Capital Resources

     As of September 30, 2001, we had cash and cash equivalents of $20.1 million and securities owned, primarily certificates of deposit, of $626,000. Of these amounts, approximately $1.5 million is restricted, held to support two stand-by letters of credit securing equipment leases and for a credit card clearing agreement.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash provided by operating activities during the nine months ended September 30, 2001 totaled $2.9 million, compared to cash used of $427,000 in the comparable period of 2000. The increase in net cash provided by operating activities in 2001 was primarily due to the collection of income tax receivables of $8.5 million in April 2001 and increases in accounts payable and accrued expenses, partially offset by increases in receivables and a decrease in income taxes payable.

     Investing activities used cash of $1.0 million and $3.2 million during the nine months ended September 30, 2001 and 2000, respectively. The principal uses of cash in investing activities for the nine months ended September 30, 2001 and 2000 were primarily for purchases of securities, net of maturities, and capital expenditures.

     Financing activities used cash of $157,000 in the nine months ended September 30, 2001, compared to cash provided of $289,000 in the nine months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, proceeds from the issuance of common stock from the exercise of stock options under our Incentive Stock Plan were $74,000 and $346,000, respectively, and repayments of capital lease obligations were $231,000 and $57,000, respectively.

Recently Issued Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 in July 2001 did not have an impact on our financial position, results of operations or cash flows.

     In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We are currently assessing the impact of adopting SFAS No. 142 and plan to complete its assessment as of December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations – Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

Forward-Looking Statements

     This report contains statements that are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report the words “believes,” “plans,” “estimates,” “expects,” “intends,” “designed,” “anticipates,” “contemplates,” “may,” “will,” “should,” “could,” “upcoming,” “potential” and similar expressions, if and to the extent used, are intended to identify forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to the various potential differences include, but are not limited to, the risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2000, as well as our recent press releases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 for a discussion of the settlement of an arbitration involving certain claims by a customer of TradeStation Securities against, among others, TradeStation Securities.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities

     During the three months ended September 30, 2001, we issued to three employees options to purchase an aggregate of 35,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $1.88 to $3.48 per share, which was the fair market value of our common stock on the respective dates on which the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, we did not issue or sell any unregistered securities during the three months ended September 30, 2001.

(d) Use of Proceeds

     TradeStation Securities (then known as onlinetradinginc.com corp.) effected an initial public offering pursuant to a Registration Statement on Form SB-2 (File No. 333-75119), which was declared effective by the Securities and Exchange Commission on September 11, 1999. For a description of the use of proceeds from such offering through October 31, 2000, see Item 2 in Part II of onlinetradinginc.com corp.’s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2000. In addition, since October 31, 2000, $1.8 million was used to pay merger costs and $3.3 million was used for working capital. The balance of $4.7 million continues to be invested in money market funds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K

     No Current Report on Form 8-K was filed during the quarter ended September 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc. Registrant

Date: November 13, 2001	By: /s/ David H. Fleischman

David H. Fleischman

Chief Financial Officer, Vice President of Finance and Treasurer (Signing both in his capacity as an authorized officer and as Principal Financial and Accounting Officer of the Registrant