Form 10-K
period 2001-12-31
TRADESTATION GROUP INC
filed 2002-03-14
CIK 1111559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 2001 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 1, 2002, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET ON MARCH 1, 2002, WAS APPROXIMATELY $15,607,000.

         THE REGISTRANT HAD 44,547,816 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
PART I
ITEM 1.    BUSINESS.................................................................1
           OVERVIEW AND RECENT DEVELOPMENTS.........................................1
           INDUSTRY BACKGROUND......................................................2
           PRODUCTS AND SERVICES....................................................3
           SALES AND MARKETING......................................................6
           STRATEGIC RELATIONSHIPS..................................................6
           TECHNOLOGY DEVELOPMENT...................................................7
           CLIENT SERVICES AND SUPPORT AND TRAINING.................................8
           COMPETITION..............................................................8
           INTELLECTUAL PROPERTY...................................................10
           GOVERNMENT REGULATION...................................................11
           EMPLOYEES...............................................................13
ITEM 2.    PROPERTIES..............................................................13
ITEM 3.    LEGAL PROCEEDINGS.......................................................14
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................14

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.........................................15
           COMMON STOCK INFORMATION................................................15
           DIVIDEND POLICY.........................................................15
           RECENT SALES OF UNREGISTERED SECURITIES.................................15
           USE OF PROCEEDS.........................................................16
ITEM 6.    SELECTED FINANCIAL DATA.................................................16
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................17
           OVERVIEW................................................................18
           RESULTS OF OPERATIONS...................................................19
           YEARS ENDED DECEMBER 31, 2001 AND 2000..................................20
           YEARS ENDED DECEMBER 31, 2000 AND 1999..................................24
           INCOME TAXES............................................................27
           VARIABILITY OF RESULTS..................................................28
           LIQUIDITY AND CAPITAL RESOURCES.........................................28
           RECENTLY ISSUED ACCOUNTING STANDARDS....................................29
           FORWARD-LOOKING STATEMENTS; BUSINESS RISKS..............................30
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.......................................................38
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................38
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................38

PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................39
ITEM 11.   EXECUTIVE COMPENSATION..................................................42
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT..........................................................48
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................50

PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.....................................................51
SIGNATURES.........................................................................55

                                     PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

     TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol "TRAD." TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group's two operating subsidiaries. See Note 3 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS.

     Over the past two-and-one-half years we have taken a series of steps to transform ourselves from a software company to an Internet-based securities brokerage for institutional, professional and serious, active individual traders
- a brokerage that offers an electronic trading platform which seamlessly integrates powerful strategy trading tools, historical and streaming real-time market data, and "intelligent" direct-access order-routing and execution. Direct-access trading means, with respect to equity securities transactions, direct Internet connections to electronic marketplaces, such as electronic communication networks (ECN's), where anonymous buyers and sellers participating on the network are matched. With respect to futures transactions, it means an interface between TRADESTATION technology and the futures clearing firm's online execution system which, depending upon the type of futures contract, either sends the order directly to the trading pit or, for electronic futures markets, implements an electronic order placement and execution.

     The cornerstone of the company's transformation was created on June 27, 2001, the day we launched TRADESTATION 6. In July 2001, as a result of the launch of TRADESTATION 6, TradeStation Securities was named the "No. 1 Direct Access Broker" by BARRON'S magazine. In January 2002, TradeStation Securities won the TECHNICAL ANALYSIS OF STOCKS AND COMMODITIES Reader's Choice Award for best STOCKS DIRECT ACCESS BROKERAGE, and TRADESTATION 6 won the Reader's Choice Award for best PROFESSIONAL PLATFORM. TRADESTATION 6 was also named as a finalist in two CODIE EXCELLENCE IN SOFTWARE categories for 2002 (the winners will be announced in April 2002). A formal patent application covering TRADESTATION 6 was filed with the United States Patent and Trademark Office in October 2001. Advertisement on CNBC of TradeStation Securities' online brokerage services using TRADESTATION 6 was commenced in February 2002.

     Under this new business model, we seek recurring revenues mainly by offering, through TRADESTATION 6 (and its planned enhanced versions), commission-based brokerage services. We expect to leverage our historical success providing strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious, active individual traders. We also intend to continue to provide via our technologies subsidiary, TradeStation Technologies, subscription services for TRADESTATION 6 (and its planned enhanced versions). The subscription version of TRADESTATION 6 is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber's programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee. Domestically, we no longer offer our traditional software products, i.e., "client" software products delivered on disks.

     Our principal executive offices are located at 8700 West Flagler Street, Miami, Florida 33174, and our telephone number is (305) 485-7000. Our principal executive offices are expected to be relocated in the summer of 2002 to 8050 S.W. 10th Street, Plantation, Florida 33324.

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

INDUSTRY BACKGROUND

     Over the past decade, the volume of trading in the world's major stock markets has grown dramatically. For example, from January 1, 1990 to December 31, 2000, average daily trading volume in the Nasdaq market increased at a compound annual rate of 26% from 132.7 million shares to 1.7 billion shares. As of December 31, 2001, the average daily trading volume in the Nasdaq market for the year was more than 1.8 billion shares. On the New York Stock Exchange
(NYSE), average daily trading volume increased from January 1, 1990 to December 31, 2000 at a compound annual rate of 18%, from 197.6 million shares to more than 1.0 billion shares. As of December 31, 2001, average daily trading volume in the NYSE for the year was more than 1.2 billion shares. NYSE and Nasdaq market capitalization grew from approximately $2.3 trillion and $311.0 billion, respectively, as of December 31, 1990, to approximately $12.4 trillion and $3.6 trillion, respectively, as of December 31, 2000.

     Recently, even more dramatic than the growth in the stock markets, has been the explosive growth of direct-access trading through ECN's and similar electronic marketplaces. According to JPMorgan H&Q, during the fourth quarter of 2001, ECN's gained market share of Nasdaq share volume for the eighth consecutive quarter. JPMorgan H&Q estimated that 51.2% of Nasdaq trades were handled by ECN's in the 2001 fourth quarter. They described the fact that more than one out of every two Nasdaq trades now occurs on an ECN as "astonishing." One of the major reasons offered by JPMorgan H&Q for this explosive growth is the growing presence of direct-access trading solutions. We consider this to be a significant statement, as TradeStation Securities, by reason of the TRADESTATION 6 trading platform, has been rated the best direct-access broker in the United States in two major trading periodicals - BARRON'S and TECHNICAL ANALYSIS OF STOCKS AND COMMODITIES. In these ratings, we were deemed superior to the direct-access brokerage solutions recently acquired or developed by the traditional, major online brokerage firms in the industry.

     We believe that technological innovation, including development of sophisticated trading software tools, increased use of and reliance upon the Internet, proliferation of online financial market data and information, and market acceptance of electronic brokerage services, including direct-access brokerage services, will continue to stimulate increased online trading activity. There are, according to JPMorgan H&Q, approximately 20 million online brokerage accounts in the U.S. today, and we believe it to be inevitable that over time almost all trading will be conducted electronically, in one form or another. It is equally clear that direct access is expected to become the industry standard for online trading. The recent acquisitions by virtually every major online brokerage of direct-access technology underscores this reality.

     However, not all accounts are alike. Analysts have estimated that daily online equity trading volume is highly concentrated in the most actively-traded online accounts. Robertson Stephens has estimated that fewer than 10% of all online accounts conduct over 67% of all average daily trades. The design of TRADESTATION 6 has been focused on this "active trader" market, as well as professional and institutional traders, such as small- to mid-sized hedge fund and money managers.

     With the proliferation of online brokerage services (and, now, the more powerful and efficient direct-access online brokerage services), the increased accessibility to market data, and the rapidly-growing capabilities of the Internet, we believe that serious, active traders, professional and non-professional, are demanding powerful, Internet-based, real-time strategy trading platforms that are seamlessly integrated with the best-available order execution technology. We believe that these traders desire a complete, institutional-quality, Internet-based, trading platform that includes analytical tools which support the design and testing of custom trading strategies, the automation of those strategies in real-time, and the instantaneous execution of those strategies through state-of-the-art direct-access electronic order execution systems. We do not believe there is any branded trading platform available today that provides all of that, and that there exists a significant opportunity for the first company that does. We believe we are that company.

PRODUCTS AND SERVICES

     OVERVIEW -- TRADESTATION

     Our main product/service offering is the TRADESTATION 6 trading platform, complete with direct-access order execution services, for institutional, professional and serious, active individual traders. A formal patent application covering what we believe to be the unique, powerful technology of TRADESTATION 6 is pending. Historically, our products and services have consisted of sophisticated brokerage services and real-time strategy trading tools, but not in an integrated trading platform. TRADESTATION 6 changes that. TRADESTATION 6 does not provide investment or trading advice or recommendations, or recommend the use of any particular strategy, but rather enables the user to design, test and automate his own, custom trading strategies. TRADESTATION is a registered trademark in the United States, Australia, Canada, the European Community, Indonesia, Korea, Singapore, South Africa and Taiwan.

     In addition to offering the TRADESTATION 6 trading platform to the brokerage customers of our TradeStation Securities subsidiary, we offer, through our TradeStation Technologies subsidiary, TRADESTATION 6 subscriptions. The only difference between the TRADESTATION 6 trading platform and the TRADESTATION 6 subscription service is that the subscription service does not include order execution capabilities.

     TRADESTATION has, since its initial release as a strategy trading software program in 1991, been our flagship product. For the past six years (until October 2001) it was marketed worldwide to institutional traders on a monthly subscription basis by Telerate, Inc. as a premium tool for the

Telerate data feed service. It has also served as a strategy trading platform for numerous third-party software applications. Its state-of-the-art technology empowers the trader to design and develop a trading strategy based upon the trader's objective rules and criteria, test the profitability of that trading strategy against historical data, and then computer-automate it to monitor the applicable market and alert the trader in real-time when the criteria of the trading strategy have been met and an order should, therefore, be placed. The principal features of TRADESTATION which enable the trader to design and develop trading strategies are EASYLANGUAGE and the POWEREDITOR. EASYLANGUAGE is a proprietary computer language we developed consisting of English-like statements and trading terms which can be input by the trader to describe particular objective rules and criteria. The POWEREDITOR is a compiler of EASYLANGUAGE statements that provides the trader with considerable flexibility to modify and combine different trading rules and criteria, which ultimately result in the design of the trader's trading strategies. EASYLANGUAGE and POWEREDITOR are also registered trademarks.

     BROKERAGE SERVICES

     TradeStation Securities' principal offering today is online brokerage services, covering both equities and futures transactions, through the TRADESTATION 6 trading platform. TradeStation Securities' targeted customer base for equity securities and futures brokerage services includes active individual, professional and institutional traders, including hedge fund and money managers. In addition to providing direct-access online services through TRADESTATION 6, the brokerage firm offers personal services by its registered representatives who execute customers' orders through direct-access order execution systems. Having a "direct-access" order execution system, whether accessed directly by the brokerage client through TRADESTATION 6 or by a TradeStation Securities broker on behalf of the brokerage client, means that both the online services and the firm's trading desks are directly connected to stock and futures exchanges and ECN's. ECN's, such as Archipelago, BRUT and Island, directly match anonymous buyers and sellers participating on the network. This system often results in the simplest, most direct and speediest execution of orders for equity securities at the best available price. With respect to futures, TRADESTATION 6 interfaces with the futures clearing firm's online execution system which, depending on the type of futures contract, either sends the order directly to the trading pit or, for electronic futures markets, implements an electronic order placement and execution. In the case of telephone orders, the brokerage's registered representatives are committed to using the firm's trading desks and direct-access technology to obtain the fastest execution and best possible price at the time the customers' equity securities orders are taken. The TRADESTATION 6 trading platform offers brokerage customers a new level of online trading empowerment by enabling them to design, test and automate simple or complex trading strategies that instantaneously produce direct-access buy or sell orders when the strategies' buy or sell conditions are triggered in the markets.

     Customer accounts for equity securities and futures are carried on a "fully disclosed" basis by the brokerage's clearing firms, Bear, Stearns Securities Corp. and Refco, LLC, respectively. TradeStation Securities executes its customers' transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its clients directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a customer's order to purchase, immediately purchase the securities in the market for the brokerage firm, and then sell the securities to the customer. TradeStation Securities does not mark-up its customers' equities or futures transactions. It always charges only an agreed-upon commission and never earns income from marking up or marking down its customers' equities or futures transactions.

     For financial information concerning the brokerage services segment of our operations, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 18 of Notes to Consolidated Financial Statements
- SEGMENT AND RELATED INFORMATION.

     SOFTWARE PRODUCTS AND SERVICES

     In December 2000, we launched the TRADESTATION 6 subscription service (then called TRADESTATION PRO). The TRADESTATION 6 subscription service includes our award-winning strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, Level II data, time and sales data, quote lists, option chains, market leaders data, Internet SmartSearch (a feature that enables the trader to access relevant Internet research services), live ticker, portfolio management, profit/loss tracking, and wireless access. During 2001, the TRADESTATION 6 subscription service was offered at rates to new subscribers ranging from $195.95 to $299.95 per month, and to legacy customers (customers of our 2000I product line and earlier versions) who "upgraded" at rates ranging from $79.95 to $99.95 per month. We evaluate our approach to subscription fee pricing on an ongoing basis, which has resulted and will likely continue to result in different price offerings during 2002.

     On January 25, 2000, we launched WINDOWONWALLSTREET.COM, an Internet monthly subscription service that offered browser-based streaming real-time charts and quotes, and streaming news, presented and powered by some of our award-winning trading tools. This service was terminated in the fourth quarter of 2001, with all subscribers being offered automatic upgrades to the subscription version of TRADESTATION 6. The subscription price was $79.95 per month. That same price was and is being offered to all subscribers that have accepted the automatic upgrade to TRADESTATION 6 subscription services. See Note 2 of Notes to Consolidated Financial Statements - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES.

     From our formation in 1982 until the end of 1999, our business consisted mainly of the licensing of strategy trading software products produced and distributed to end-user customers on disks. Our most recent version of these client software products, the 2000I line, which includes TRADESTATION 2000I, OPTIONSTATION 2000I, RADARSCREEN 2000I and PROSUITE 2000I (a combination of the three), was released in February 1999. We discontinued active marketing efforts of the 2000I line in May 2000 as we focused on the marketing of our then-new Internet-based services, and the completion of our change in business model to a direct-access online brokerage founded on our award-winning TradeStation technology. The 2000I line is no longer available in the United States. OPTIONSTATION 2000I, also an award-winning technology, is an options trading analysis product for equities, index and futures options that enables traders to explore options trading strategies. RADARSCREEN 2000I enables traders to scan up to hundreds or thousands, depending upon the data service and computer hardware used, of equities or other securities to identify potential buying or selling opportunities based upon the traders' own trading strategies. It is presently contemplated that both the RADARSCREEN and OPTIONSTATION technology will be incorporated into a later version of the TRADESTATION 6 trading platform. For each of our past three fiscal years, our software products and services operations have been responsible for the majority of our revenues. In particular, client software products have accounted for approximately 12%, 35% and 48% of our total revenues in 2001, 2000, and 1999, respectively. Commencing in 2002, and for the foreseeable future, we expect our brokerage operations to produce the majority of our revenues.

     For financial information concerning the software products and services segment of our operations, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 18 of Notes to Consolidated Financial Statements - SEGMENT AND RELATED INFORMATION.

SALES AND MARKETING

     In 2001, we substantially decreased and limited marketing efforts and expenditures in order to focus on the completion of the TRADESTATION 6 trading platform, to evaluate early reactions to TRADESTATION 6 by brokerage customers, and to begin to build a licensed, trained sales force. While there were occasional advertisements in periodicals and some limited outbound telemarketing efforts in 2001, no significant marketing of the TRADESTATION 6 trading platform was commenced until February 2002, when we began daily television advertising of our brokerage services via TRADESTATION 6 on CNBC. We intend to continue to market the TRADESTATION 6 trading platform to our software and subscription customer bases, and to the broader institutional and active trader markets generally. We also intend to advertise in periodicals that are focused on the active trader market. With respect to our legacy software customers (customers of our 2000I product line and earlier versions), marketing and sales is usually a two-step process: The first step is to attempt to upgrade those customers to the TRADESTATION 6 subscription service; then, once they have had the "hands-on" opportunity to experience its power and value, the second step is to try to convert them to brokerage customers who enjoy the full trading platform, complete with direct-access order execution. The mix and use frequency of television, print, Web-site, direct-mail and in-person marketing methods we use to try to achieve results will likely be continually modified as we test such methods and mixtures and analyze and interpret the results.

     Less than 10% of our revenues were derived from customers outside of the United States for the years ended December 31, 2001, 2000 and 1999. International revenues are collected in U.S. dollars.

STRATEGIC RELATIONSHIPS

     CLEARING SERVICES. Our brokerage's clearing services for equities and equities options, and for futures and futures options, are currently provided by Bear, Stearns Securities Corp. and Refco, LLC, respectively, pursuant to industry-standard clearing agreements.

     MARKET DATA SERVICES. The real-time market data included in TRADESTATION 6 are licensed from S&P ComStock, Inc.

     TELERATE AGREEMENT. For the past six years our technology subsidiary was party to an agreement with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc., under which we licensed to Telerate the right to market and distribute TRADESTATION to Telerate's data subscribers worldwide, primarily institutional traders. The agreement required Telerate to pay us minimum annual royalties, which escalated each year of the agreement, with 2001 being the last year and requiring $8.0 million of minimum royalties. The agreement was originally due to expire in January 2002; however, in February 2001, Bridge Information Systems (including Telerate) commenced a reorganization under Chapter 11 of the federal bankruptcy code. On October 17, 2001, the agreement was rejected in the bankruptcy proceedings, and a new agreement with MoneyLine Network, Inc., the company which acquired the relevant Telerate assets, was simultaneously executed. The MoneyLine agreement, which grants to MoneyLine the right to market and distribute TRADESTATION to its data subscribers worldwide through December 31, 2002, has no minimum royalty requirements. After giving effect to all payments made by Bridge and MoneyLine relating to the 2001 year under both agreements, we received approximately $6.0 million of the $8.0 million minimum for 2001. The royalties expected to be received from MoneyLine in 2002 are substantially lower (no higher than $130,000 per month), and are expected to sequentially decrease as the agreement nears termination.

TECHNOLOGY DEVELOPMENT

     We believe that our success depends, in large part, on our ability to offer unique, Internet-based strategy trading technologies with state-of-the-art, intelligent direct-access order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user education and other training materials internally, but this may change to some extent. In 2001, 2000 and 1999, technology development expenses were approximately $12.0 million, $8.1 million and $4.9 million, respectively. As of December 31, 2001, our technology development team was comprised of 98 persons, as compared to 88 as of December 31, 2000, an 11.4% increase.

     We view our technology development cycle as a four-step process to achieve technical feasibility. The first step is to conceptualize in detail the defining features and functions that we believe our targeted market requires from the product or service, and to undertake a cost-benefit analysis to determine the proper scope and integration of such features and functions. Once the functional requirements of the product or service have been determined, the second step is to technically design the product or service. The third step is the detailed implementation, or engineering, of this technical design. The fourth step is rigorous quality assurance testing to ensure that the final product or service generally meets the functional requirements determined in the first step. Several refinements are typically added and tested in the quality assurance phase of development. Once this process is completed, technological feasibility has been achieved and the working model is available for release to our customers.

     The market for strategy trading tools, streaming real-time market data and news services, and online order execution services is characterized by: rapidly changing technology; evolving industry standards in computer hardware, programming tools and languages, operating systems, database technology and information delivery systems; changes in customer requirements; and frequent new product and service introductions and enhancements. Our success will depend in part upon our ability to develop and maintain competitive technologies and to develop and introduce new products, services and enhancements in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that we will be able to develop and market, on a timely basis, if at all, products, services or enhancements that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in the introduction of new products and services or enhancements could cause customers to delay or decide against the use of our products and services and could have a material adverse effect on our business, financial condition and results of operations.

CLIENT SERVICES AND SUPPORT AND TRAINING

     We provide client services and support and product-use training in the following ways:

     CLIENT SERVICES AND SUPPORT. TradeStation Securities provides telephone client services to its brokerage customers through a trained client services team. Technical support to subscription and brokerage customers who use TRADESTATION 6 is provided by TradeStation Technologies' technical support team via telephone, electronic mail and fax. Customers of the 2000I line of products may also receive technical support from TradeStation Technologies' technical support team. Advanced EASYLANGUAGE consulting services (services that technically assist customers in the use of EASYLANGUAGE to write the customers' own trading strategies) are also available from internal resources and unaffiliated, independent EasyLanguage consultants. A substantial amount of technical support information is also provided on our Web sites. During 2002, we plan to coordinate more closely our brokerage client and technical support services for our brokerage customers who use the TRADESTATION 6 trading platform.

     PRODUCT-USE TRAINING. We consider user education important to try to help our customers increase their ability to use our products and services fully and effectively. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites, including online tutorials, so that our customers may learn to use and take full advantage of the sophisticated technology of TRADESTATION 6.

COMPETITION

     The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry of online brokerage services, Internet-based real-time market data services, and trading analysis software tools. With TRADESTATION 6, we have embraced this evolution and consolidation. However, we believe that due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: pricing; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession; product and service functionality; data availability; ease of use; reliability; customer service and support; and sales and marketing efforts.

     We face direct competition from several publicly-traded and privately-held companies, principally online brokerages, including providers of direct-access order execution services. Our competitors include the hundreds of online brokerages currently active in the United States, including Ameritrade, Inc. (which includes Ameritrade Pro, a direct-access service based upon the technology of recently-acquired TradeCast Ltd.), Charles Schwab & Co., Inc. (including the CyberTrader and StreetSmartPro direct-access services as a result of its acquisition of Cybercorp.), CSFBdirect (formerly DLJdirect), Datek Online Financial Services LLC (including the Datek Direct direct-access service), E*Trade Securities, Incorporated (including E*Trade Pro, a direct-access service based upon technology recently licensed from A.B. Watley), Fidelity Brokerage Services, Inc., Instinet Corporation (a Reuters subsidiary, and an ECN that also provides direct-access brokerage service as a result of its recent acquisition of the ProTrader technology), JPMorgan, Merrill Lynch Direct, Morgan Stanley Online, Quick & Reilly, Inc. (which includes the recently-acquired SureTrade), Redi Products, a division of Spear, Leeds & Kellogg (which is owned by Goldman Sachs), Scottrade, and TD Waterhouse Investor Services, Inc. (which recently acquired a small direct-access firm, R.J. Thompson Holdings). Those brokers currently serve, in the aggregate, more than 90% of existing online accounts, and many are focusing on attracting and retaining active traders to and who use their services. More than 100 online brokerages currently claim to offer direct-access service. Even though we currently appear to be rated the No. 1 direct-access broker in the United States, there can be no assurance that we will be able to maintain such rating, be rated that highly by other industry critics or participants, compete effectively with our competitors, adequately educate potential customers about the benefits our products and services provide, or continue to offer such products and services.

     Many of our existing and potential competitors, which include large, online discount and traditional national brokerages, and financial institutions that are focusing more closely on online services, including direct-access services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than do we. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing as a "loss leader" to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

     Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than do we. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly than us to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our new business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     Our success is and will be heavily dependent on proprietary software technology, including certain technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We have a formal patent application pending for the TRADESTATION 6 trading platform, but software patents, particularly Internet-related software patents, are increasingly difficult to obtain, and there can be no assurance that we will obtain a patent or patents broad enough in scope to have value, or obtain a patent at all. We have registered copyright rights in our EASYLANGUAGE dictionary and documentation and TRADESTATION 6 software.

     We have obtained trademark registrations for the TRADESTATION mark in the United States, Australia, Canada, the European Community, Indonesia, Korea, Singapore, South Africa and Taiwan. We have obtained registrations for the OPTIONSTATION mark in the United States, Canada and the European Community. We have obtained registrations in the United States for the marks ACTIVITYBAR, EASYLANGUAGE, POWEREDITOR, PROBABILITYMAP, PROSUITE, RADARSCREEN, TEST BEFORE YOU TRADE and other marks.

     We use an online subscription agreement for our Internet trading tool and data services between TradeStation Technologies and each of the users (whether the users are brokerage customers or monthly subscribers) in order to protect our copyrights and trade secrets and to prevent such users from commercially exploiting such copyrights and trade secrets for their own gain. Since these licenses are not physically signed by the licensees, it is possible their enforceability is limited under certain state laws and the laws of many foreign jurisdictions.

     Despite our efforts to protect our proprietary rights, unauthorized parties copy or otherwise obtain, use or exploit our software or technology independently. Policing unauthorized use of our software technology is difficult, and we are unable to determine the extent to which piracy of our software technology exists. Piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries, including some in which we may attempt to expand sales efforts. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

     There has been substantial litigation in the software industry involving intellectual property rights. We do not believe that we are infringing, or that any technology in development will infringe, the intellectual property rights of others. The risk of infringement by us is heightened with respect to our new business model technology, as that technology has not stood any significant "test of time" as has our legacy client software technology. There can be no assurance that infringement claims would not have a material adverse effect on our business, financial condition and results of operations. In addition, to the extent that we acquire or license a portion of the software or data included in our products or services from third parties (all data is licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. In the future, litigation may be necessary to establish, define, enforce and protect trade secrets, copyrights, trademarks and other intellectual property rights. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

     Our brokerage subsidiary, TradeStation Securities, is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities business and as an introducing broker with respect to its futures business. Broker-dealers and introducing brokers are subject to regulations covering all aspects of those businesses, including: sales methods; trade practices; use and safe-keeping of customers' funds and securities; arrangements with clearing houses; capital structure; record keeping; conduct of directors, officers and employees; and supervision. To the extent TradeStation Securities solicits orders from customers or makes investment recommendations, it is subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to its customers.

     TradeStation Securities' mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA"), the Board of Governors of the Federal Reserve System, the various stock and futures exchanges and other self-regulatory organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerages that target an active trader customer base.

     With respect to active trading, the NASD has adopted rules that require firms to provide customers with a risk disclosure statement about active trading. Further, the NASD and NYSE have amended their margin rules to impose more restrictive requirements for "pattern" active traders. Governmental concern is focused in two basic areas: that the customer has sufficient trading experience and has sufficient risk capital to engage in active trading. A minimum equity account balance of $25,000 is required. TradeStation Securities' customer account documentation is clear that being a brokerage customer of TradeStation Securities is only for traders who have experience in active trading, are willing to risk considerable amounts of capital (at least $50,000), and are interested in engaging in high-risk, speculative trading activity. Further, a $30,000 equity balance is required to open a TradeStation Securities equities account. We believe TRADESTATION'S minimum suitability requirements, as well as the extensive user education documentation and tutorials offered on its Web site, are consistent with both the letter and the spirit of recent NASD rules and regulations concerning active trading.

     The SEC, the NASD, the CFTC, the NFA and other self-regulatory organizations and state securities commissions can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or introducing broker or any of its officers or employees.

     Marketing campaigns by TradeStation Securities to bring brand name recognition to it and to promote the benefit of its services, such as the TRADESTATION 6 trading platform and its direct-access electronic order execution, are regulated by the NASD and NFA, and all marketing materials must be reviewed by an appropriately-licensed TradeStation Securities principal prior to release, and must conform to standards articulated by the SEC, NASD and NFA. The NASD or NFA may request that revisions be made to marketing materials, and can impose certain penalties for violations of its advertising regulations, including censures or fines, a requirement of advance regulatory approval of all advertising, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or introducing broker or any of its officers or employees.

     The SEC, the NASD, the CFTC and the NFA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and introducing brokers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC or the CFTC and suspension or expulsion by the NASD or NFA, and it could ultimately lead to the firm's liquidation.

     TradeStation Securities is registered as a broker-dealer in every U.S. state and the District of Columbia, and is subject to regulation under the laws of those jurisdictions, including registration requirements and being subject to sanctions if a determination of misconduct is made.

     TradeStation Securities is a member of the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection of up to $500,000 for each equities brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. In addition, TradeStation Securities clears all of its custody and clearing issues associated with equity brokerage transactions through Bear, Stearns Securities Corp. Bear, Stearns has obtained an excess securities bond issued by Travelers Casualty and Surety Company, which provides protection for any loss of securities and/or cash in excess of the primary SIPC protection, up to the amount of the covered accounts' net equity.

     It is possible that other federal or state agencies will attempt to regulate our current and planned online and other electronic service activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, pricing, content and quality of goods and services as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress had held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations, not only with respect to online brokerage services, but other online services we provide or may in the future provide. Such laws, rules and regulations, if and when enacted, could have a material adverse effect on our business, financial condition, results of operations and prospects.

EMPLOYEES

     As of December 31, 2001, we had 272 full-time equivalent employees consisting of 98 in technology development, including software engineering, product management, user education and quality assurance, 129 in sales and marketing relating to brokerage services, subscriptions and software products (including 33 in sales, 24 on the trading desk, 19 in client services, 39 in software support and 14 in advertising and fulfillment), and 45 in general and administrative, including executive management, finance, information technology services and human resources. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

ITEM 2. PROPERTIES

     We recently signed a ten-year lease (with two 5-year renewal options) that is expected to commence in the summer of 2002 for an approximate 70,000 square foot corporate headquarters in Plantation, Florida. Plantation is just west of Ft. Lauderdale, Florida (Broward County). This headquarters will consolidate the personnel and operations of our current Miami and Boca Raton offices, which are discussed in the next paragraph. The new location is approximately 30 to 35 miles from each of our three current south Florida locations.

     Our corporate headquarters are currently located in Miami, Florida, in a leased facility consisting of approximately 60,500 square feet of office space (approximately 7,000 square feet of which have been subleased) pursuant to a lease that expires August 2002. Our brokerage operations are currently conducted chiefly from 11,800 square feet of office facilities in Boca Raton, Florida pursuant to a lease that expires in 2007 (which we intend to sublease sometime this year). We also currently lease a second facility in Boca Raton, Florida, consisting of approximately 6,000 square feet of space, which is used for additional technology development and data services operations. That lease expires January 1, 2005, and has a five-year renewal option (we also intend to sublease this space sometime this year).

     The brokerage also has small branch offices in Osterville, Massachusetts, Pittsburgh, Pennsylvania, and Hudson and Cincinnati, Ohio. The technologies subsidiary also has an approximate 13,500 square foot leased facility in Richardson, Texas from which certain data services development and technical operations are conducted. That lease expires July 31, 2002, and has a three-year renewal option. We also lease space for our data server farms at two co-location sites in Richardson, Texas and Miami, Florida. None of the facilities described in this paragraph are affected by the expected consolidation of the south Florida operations in Plantation this summer.

     We believe that our existing and planned facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     The company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

     Since January 2, 2001, our common stock, par value $.01 per share, has been listed on The Nasdaq National Market under the symbol "TRAD." Prior to that time, the predecessor company's common stock was listed under the symbol "OMGA."

     The high and low closing sales prices based on actual transactions on The Nasdaq National Market during each of the quarters presented are as follows:

                                                     Closing Sales Price
                                               ------------------------------
                                                   High               Low
                                               -------------    -------------
                2000:

                    First Quarter              $    8.13        $     4.63
                    Second Quarter                  4.44              2.50
                    Third Quarter                   3.75              2.50
                    Fourth Quarter                  2.88              1.75

                2001:

                    First Quarter              $    3.13        $     1.88
                    Second Quarter                  5.30              1.75
                    Third Quarter                   5.37              1.92
                    Fourth Quarter                  2.38              1.35

     As of March 1, 2002, there were 62 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 4,700 beneficial owners.

DIVIDEND POLICY

     We currently expect operating losses for at least the next few quarters and intend to retain any future earnings to finance our growth and development. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2001, 2000 or 1999.

RECENT SALES OF UNREGISTERED SECURITIES

     No unregistered securities were issued during the three months ended December 31, 2001.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Operations Data presented below for each of the years in the three-year period ended December 31, 2001, and the Consolidated Balance Sheet Data as of December 31, 2001 and 2000, have been derived from our Consolidated Financial Statements included on pages F-1 through F-28 of this report, which have been audited by Arthur Andersen LLP, independent certified public accountants. The Consolidated Statement of Operations Data presented below for each of the years in the two-year period ended December 31, 1998, and the Consolidated Balance Sheet Data as of December 31, 1999, 1998 and 1997, have been derived from audited financial statements not included in this report. See also Note 19 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly financial information for fiscal years 2001 and 2000.


                                                                   Year Ended December 31,
                                                    -------------------------------------------------------
                                                      2001        2000        1999        1998       1997
                                                    --------    --------    --------    --------   --------
                                                                       (In thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Revenues:
   Brokerage revenues ...........................   $ 18,602    $ 17,934    $  9,783    $  5,628   $  3,674
   Subscription fees ............................      9,566       8,170         304          --         --
   Licensing fees (2) ...........................      5,029      18,343      16,218      22,005     24,365
   Other ........................................      7,790       8,479       7,214       6,211      4,861
                                                    --------    --------    --------    --------   --------
       Total revenues ...........................     40,987      52,926      33,519      33,844     32,900
                                                    --------    --------    --------    --------   --------
Operating expenses:
   Clearing and other transaction costs .........      5,772       4,787       2,708       1,840      1,592
   Data delivery and related costs ..............      5,302       4,002          81          --         --
   Technology development .......................     12,016       8,128       4,932       3,319      1,891
   Sales and marketing ..........................     11,174      26,435      20,824      14,721     10,503
   Inventory and handling costs .................        151       1,245       3,085       2,969      3,007
   General and administrative ...................     12,925      11,915       6,785       8,578      6,936
   Amortization of goodwill and other intangibles      6,198       5,979       1,033           2          2
   Merger related costs .........................         --       3,800          --          --         --
   Impairment of goodwill and certain intangibles      5,285          --          --          --         --
                                                    --------    --------    --------    --------   --------
       Total operating expenses .................     58,823      66,291      39,448      31,429     23,931
                                                    --------    --------    --------    --------   --------
       (Loss) income from operations ............    (17,836)    (13,365)     (5,929)      2,415      8,969
Other income (expense), net .....................        599       1,293       1,653         752        (51)
                                                    --------    --------    --------    --------   --------
       (Loss) income before income taxes ........    (17,237)    (12,072)     (4,276)      3,167      8,918
Income tax provision (benefit) ..................      4,668       1,403      (1,634)      1,104       (937)
                                                    --------    --------    --------    --------   --------
       Historical net (loss) income .............   $(21,905)   $(13,475)   $ (2,642)   $  2,063   $  9,855
                                                    ========    ========    ========    ========   ========
       Pro forma net income (3) .................        N/A         N/A         N/A         N/A   $  5,432
                                                                                                   ========



                                                                       Year Ended December 31,
                                           ----------------------------------------------------------------
                                             2001          2000            1999          1998         1997
                                           -------        -------        -------        -------      ------
                                                               (In thousands, except per share data)
Historical (loss) earnings per share:
   Basic ............................      $ (0.49)       $ (0.31)       $ (0.07)       $  0.06      $ 0.28
   Diluted ..........................        (0.49)         (0.31)         (0.07)          0.05        0.28
Pro forma earnings per share (3):
   Basic ............................          N/A            N/A            N/A            N/A        0.16
   Diluted ..........................          N/A            N/A            N/A            N/A        0.15
Weighted average shares outstanding:

   Basic ............................       44,459         43,956         40,065         36,756      34,672
   Diluted ..........................       44,459         43,956         40,065         37,968      35,385



                                                                      December 31,
                                           ----------------------------------------------------------------
                                             2001          2000            1999          1998         1997
                                           -------        -------        -------        -------      ------
                                                                     (In thousands)
CONSOLIDATED BALANCE SHEET DATA (1):
Cash and cash equivalents ..........       $19,982       $18,395       $17,304       $ 8,443       $12,542
Total assets .......................        26,821        50,354        58,920        31,797        28,812
Capital lease obligations ..........         1,407           214           112            --            --
Subordinated loans .................            --            --            --           525           500
Shareholders' equity ...............        17,458        39,025        51,740        28,120        25,726

---------------

(1) The selected financial data as of and for the four years ended December 31, 2000 has been restated to reflect the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities under the pooling-of-interests method of accounting. See Note 3 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS.

(2) Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. Upon the release of our 2000I product line, we began recognizing sales on an "as due" basis in accordance with the payment terms of the sale (generally over a period of 12 to 16 months). See Note 1 of Notes to Consolidated Financial Statements - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

OVERVIEW

     TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol "TRAD." TradeStation Securities and TradeStation Technologies are TradeStation Group's two operating subsidiaries. See Note 3 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS.

     Over the past two-and-one-half years we have taken a series of steps to transform ourselves from a software company to an Internet-based securities brokerage for institutional, professional and serious, active individual traders
- a brokerage that offers an electronic trading platform which seamlessly integrates powerful strategy trading tools, historical and streaming real-time market data, and "intelligent" direct-access order-routing and execution. Direct-access trading means, with respect to equity securities transactions, direct Internet connections to electronic marketplaces, such as ECN's, where anonymous buyers and sellers participating on the network are matched. With respect to futures transactions, it means an interface between TRADESTATION technology and the futures clearing firm's online execution system which, depending upon the type of futures contract, either sends the order directly to the trading pit or, for electronic futures markets, implements an electronic order placement and execution.

     The cornerstone of the company's transformation was created on June 27, 2001, the day we launched TRADESTATION 6. In July 2001, as a result of the launch of TRADESTATION 6, TradeStation Securities was named the "No. 1 Direct Access Broker" by BARRON'S magazine. In January 2002, TradeStation Securities won the TECHNICAL ANALYSIS OF STOCKS AND COMMODITIES Reader's Choice Award for best STOCKS DIRECT ACCESS BROKERAGE, and TRADESTATION 6 won the Reader's Choice Award for best PROFESSIONAL PLATFORM. TRADESTATION 6 was also named as a finalist in two CODIE EXCELLENCE IN SOFTWARE categories for 2002 (the winners will be announced in April 2002). A formal patent application covering TRADESTATION 6 was filed with the United States Patent and Trademark Office in October 2001. Advertisement on CNBC of TradeStation Securities' online brokerage services using TRADESTATION 6 was commenced in February 2002.

     Under this new business model, we seek recurring revenues mainly by offering, through TRADESTATION 6 (and its planned enhanced versions), commission-based brokerage services. We expect to leverage our historical success providing strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious, active individual traders. We also intend to continue to provide via our technologies subsidiary, TradeStation Technologies, subscription services for TRADESTATION 6 (and its planned enhanced versions). The subscription version of TRADESTATION 6 is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber's programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee. Domestically, we no longer offer our traditional software products, i.e., "client" software products delivered on disks.

     Our principal executive offices are located at 8700 West Flagler Street, Miami, Florida 33174, and our telephone number is (305) 485-7000. In the summer of 2002, our principal executive offices are expected to be relocated to 8050 S.W. 10th Street, Plantation, Florida 33324.

RESULTS OF OPERATIONS

     For the three years ended December 31, 2001, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All periods prior to the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities, accounted for under the pooling-of-interests method, have been restated to give the merger retroactive effect. See Note 3 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS. For the periods indicated, the following table presents certain items in our consolidated statements of operations broken down by segment:


                                                                 Year Ended                            Year Ended
                                                              December 31, 2001                     December 31, 2000
                                                    -----------------------------------    -----------------------------------
                                                                  Software                              Software
                                                                  Products                              Products
                                                    Brokerage       and                    Brokerage      and
                                                     Services     Services      Total       Services    Services      Total
                                                    ---------     --------     --------    ---------    --------     --------
                                                               (In thousands)                         (In thousands)
Revenues:
   Brokerage revenues ...........................    $ 18,602     $     --     $ 18,602     $ 17,934    $     --     $ 17,934
   Subscription fees ............................          --        9,566        9,566           --       8,170        8,170
   Licensing fees ...............................          --        5,029        5,029           --      18,343       18,343
   Other ........................................          --        7,790        7,790           --       8,479        8,479
                                                     --------     --------     --------     --------    --------     --------
       Total revenues ...........................      18,602       22,385       40,987       17,934      34,992       52,926
                                                     --------     --------     --------     --------    --------     --------
Operating expenses:
   Clearing and other transaction costs .........       5,772           --        5,772        4,787          --        4,787
   Data delivery and related costs ..............          --        5,302        5,302           --       4,002        4,002
   Technology development .......................         224       11,792       12,016          701       7,427        8,128
   Sales and marketing ..........................       7,776        3,398       11,174        6,006      20,429       26,435
   Inventory and handling costs .................          --          151          151           --       1,245        1,245
   General and administrative ...................       3,829        9,096       12,925        3,456       8,459       11,915
   Amortization of goodwill and other intangibles         661        5,537        6,198          541       5,438        5,979
   Merger related costs .........................          --           --           --        1,290       2,510        3,800
   Impairment of goodwill and certain intangibles       1,043        4,242        5,285           --          --           --
                                                     --------     --------     --------     --------    --------     --------
       Total operating expenses .................      19,305       39,518       58,823       16,781      49,510       66,291
                                                     --------     --------     --------     --------    --------     --------
       Income (loss) from operations ............    $   (703)    $(17,133)    $(17,836)    $  1,153    $(14,518)    $(13,365)
                                                     ========     ========     ========     ========    ========     ========


                                                             Year Ended
                                                           December 31, 1999
                                                    ----------------------------------
                                                                 Software
                                                                 Products
                                                    Brokerage      and
                                                     Services    Services       Total
                                                    ---------    --------     --------
                                                              (In thousands)
Revenues:
   Brokerage revenues ...........................    $  9,783    $     --     $  9,783
   Subscription fees ............................          --         304          304
   Licensing fees ...............................          --      16,218       16,218
   Other ........................................          --       7,214        7,214
                                                     --------    --------     --------
       Total revenues ...........................       9,783      23,736       33,519
                                                     --------    --------     --------
Operating expenses:
   Clearing and other transaction costs .........       2,708          --        2,708
   Data delivery and related costs ..............          --          81           81
   Technology development .......................         280       4,652        4,932
   Sales and marketing ..........................       3,897      16,927       20,824
   Inventory and handling costs .................          --       3,085        3,085
   General and administrative ...................       2,251       4,534        6,785
   Amortization of goodwill and other intangibles          95         938        1,033
   Merger related costs .........................          --          --           --
   Impairment of goodwill and certain intangibles          --          --           --
                                                     --------    --------     --------
       Total operating expenses .................       9,231      30,217       39,448
                                                     --------    --------     --------
       Income (loss) from operations ............    $    552    $ (6,481)    $ (5,929)
                                                     ========    ========     ========

YEARS ENDED DECEMBER 31, 2001 AND 2000

OVERALL

     Total revenues were $41.0 million for the year ended December 31, 2001, as compared to $52.9 million for 2000, a decrease of $11.9 million, or 23%, due primarily to a decrease in licensing fees.

     Loss from operations was $17.8 million for the year ended December 31, 2001, as compared to $13.4 million for 2000, an increase of $4.4 million, or 33%. This increase related primarily to lower revenues, a 2001 non-cash charge for the impairment of all goodwill and certain intangible assets totaling $5.3 million, and, to a lesser extent, higher technology development expenses, clearing and other transaction costs, data delivery and related costs and general and administrative expenses, partially offset by substantially lower sales and marketing expenses and no merger costs in 2001.

BROKERAGE SERVICES SEGMENT

REVENUES

     BROKERAGE REVENUES. Brokerage revenues are comprised primarily of fees earned from brokerage transactions and interest earned from interest revenue sharing arrangements with the brokerage's clearing firms. For the year ended December 31, 2001, brokerage revenues were $18.6 million, including $17.3 million of brokerage fees, as compared to $17.9 million, including $17.1 million of brokerage fees, for the year ended 2000. This increase of $668,000, or 4%, is due to increased trading volume and increased interest earned from the interest revenue sharing arrangements with the brokerage's clearing firms as a result of higher cash balances having been maintained by the clearing firms.

OPERATING EXPENSES

     CLEARING AND OTHER TRANSACTION COSTS. Clearing and other transaction costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and other transaction costs were $5.8 million for the year ended December 31, 2001, as compared to $4.8 million for 2000, an increase of $1.0 million, or 21%, primarily as a result of increased trading volume. Clearing and other transaction costs as a percentage of brokerage fees increased from 28% for the year ended December 31, 2000 to 33% for the year ended December 31, 2001 due to more lower-priced transactions during the year ended December 31, 2001 as compared to 2000.

     TECHNOLOGY DEVELOPMENT. Technology development expenses for the year ended December 31, 2001 consist of personnel costs associated with product management of TRADESTATION 6, which totaled $224,000 for the year. Technology development expenses for the year ended December 31, 2000 were $701,000, consisting of consulting and professional fees and personnel costs for the pre-merger joint development of our order execution technology. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - TECHNOLOGY DEVELOPMENT."

     SALES AND MARKETING. Sales and marketing expenses consist primarily of brokers' commissions, other personnel costs for order desk and customer support centers, marketing programs, including advertising, brochures, direct mail programs and account opening kits, and data and information tools used by sales and brokerage personnel. Sales and marketing expenses were $7.8 million for the year ended December 31, 2001, as compared to $6.0 million for the year ended December 31, 2000, an increase of $1.8 million, or 29%. This increase was due primarily to increased personnel and related costs of $1.1 million and increased advertising and promotion costs of $605,000. Sales and marketing expenses, as a percentage of total revenues, was 42% for the year ended December 31, 2001, as compared to 33% for the year ended December 31, 2000. We believe that, in the future, the absolute dollar amount of sales and marketing expenses will increase as we continue to market the TRADESTATION 6 brokerage platform. The level of such increase will depend upon the extent to which such brokerage services are aggressively marketed and the rate of customer account growth.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, finance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $3.8 million for the year ended December 31, 2001, as compared to $3.5 million for 2000, an increase of $373,000, or 11%, due primarily to an increase in uninsured loss reserves of $903,000 and an increase in insurance costs of $227,000, partially offset by a decrease in personnel and related costs of $830,000 related to reduced general and administrative expenses after the merger.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles includes amortization of intangible assets from the December 1999 acquisition of the customer accounts of Newport Discount Brokerage, Inc. ("Newport"), which was accounted for under the purchase method of accounting. Through December 31, 2001, these intangible assets were being amortized over their estimated useful lives over a period of five years. Amortization of goodwill and other intangibles was $661,000 and $541,000 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the remaining Newport intangible assets are held for sale and, beginning in 2002, amortization will be discontinued and the assets will be periodically tested for impairment. See "IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES" below and Note 2 of Notes to Consolidated Financial Statements - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES.

     IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES. In December of 2001, based upon our decision to sell the Newport accounts, which do not meet the requirements of our active and institutional trader business model, we recorded a non-cash charge of $1.1 million for the impairment of certain intangible assets associated with acquisition of those customer accounts. See Note 1 of Notes to Consolidated Financial Statements - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- IMPAIRMENT OF LONG-LIVED ASSETS and Note 2 of Notes to Consolidated Financial Statements - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES.

SOFTWARE PRODUCTS AND SERVICES SEGMENT

REVENUES

     TOTAL REVENUES. Total revenues were $22.4 million for the year ended December 31, 2001, as compared to $35.0 million for the same period in 2000, a decrease of $12.6 million, or 36%, due primarily to a decrease in licensing fees.

     SUBSCRIPTION FEES. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees were $9.6 million for the year ended December 31, 2001, as compared to $8.2 million for the year ended December 31, 2000, an increase of $1.4 million, or 17%, due primarily to an increased subscriber base following the December 2000 launch of TRADESTATION 6. As a result of our focus on our brokerage business, we have not actively marketed subscription services during 2001 and may not do so in the future. Accordingly, subscription fees are expected to decrease in the future.

     LICENSING FEES. Licensing fees are derived from sales of client software products, principally the recognition of licensing fee installment payments from sales initiated in prior quarters. Licensing fees were $5.0 million for the year ended December 31, 2001, as compared to $18.3 million for 2000, a decrease of $13.3 million, or 73%, due primarily to our discontinuation in May 2000 of active marketing of client software products and, as of September 2001, no longer offering these products domestically. As a result of this discontinuation, licensing fees will continue to decrease in the future.

     OTHER REVENUES. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and, prior to 2001, income from our conference designed to highlight the benefits of trading strategy development. Other revenues were $7.8 million for the year ended December 31, 2001, as compared to $8.5 million for 2000, a decrease of $689,000, or 8%. The decrease was due primarily to the cancellation this year of our trading strategy conference. Commencing first quarter 2002, other revenues are expected to decrease substantially. See "ITEM I. BUSINESS - Strategic Relationships -- TELERATE AGREEMENT" and Note 17 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES - TELERATE ROYALTY AGREEMENT.

OPERATING EXPENSES

     DATA DELIVERY AND RELATED COSTS. Data delivery and related costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent for facilities, rent or depreciation for servers, and data distribution and exchange fees. Data delivery and related costs for the year ended December 31, 2001 were $5.3 million, as compared to $4.0 million for the year ended December 31, 2000, an increase of $1.3 million, or 32%. The increase is due primarily to increased server farm infrastructure costs (rent and depreciation for additional facilities and servers) as well as increased data distribution and exchange fees.

     TECHNOLOGY DEVELOPMENT. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, uninsured loss reserves, and consulting fees. The TradeStation Technologies subsidiary owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $11.8 million for the year ended December 31, 2001, as compared to $7.4 million for the year ended December 31, 2000, an increase of $4.4 million, or 59%, due primarily to increased uninsured loss reserves of $2.7 million and increased personnel and related expenses of $1.3 million.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, and direct mail programs; sales commissions; personnel costs for marketing and customer support centers; and Web site maintenance and administration costs. Sales and marketing expenses were $3.4 million for the year ended December 31, 2001, as compared to $20.4 million for 2000, a decrease of $17.0 million, or 83%, due primarily to decreased advertising and promotion costs of $11.3 million, decreased personnel and related costs of $4.3 million and decreased travel costs of $850,000. The decrease in personnel costs is the result of a restructuring of the sales and marketing team at the end of the first quarter of 2000, and the transfer of substantially all remaining sales personnel to the brokerage services segment during the first quarter of 2001. Sales and marketing expenses as a percentage of total revenues decreased to 15% for the year ended December 31, 2001, as compared to 58% for the year ended December 31, 2000. Sales and marketing expenses are expected to continue to decrease as most future marketing efforts will be focused on the brokerage services segment. See "BROKERAGE SERVICES SEGMENT - SALES AND MARKETING."

     INVENTORY AND HANDLING COSTS. Inventory and handling costs consist primarily of costs related to shipping of client software products, product media, and packaging and storage of inventory. Inventory and handling costs were $151,000 for the year ended December 31, 2001, as compared to $1.2 million for the same period in 2000, a decrease of $1.1 million, or 88%, due to decreased shipments of client software during 2001 as a result of the discontinuation in May 2000 of active marketing of client software products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; insurance; and provision for bad debts. General and administrative expenses were approximately $9.1 million for the year ended December 31, 2001, as compared to $8.5 million for 2000, an increase of $637,000, or 8%, due primarily to a $714,000 provision for bad debt recognized in the first quarter of 2001. The provision for bad debt relates to the portion of the 2001 Telerate royalty receivable that was part of the "pre-petition" estate in Telerate's Chapter 11 bankruptcy, which was filed in February 2001, and was not paid as a result of the rejection of that agreement in those bankruptcy proceedings. See Note 17 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles includes, primarily, amortization related to the October 1999 acquisition of Window On WallStreet accounted for under the purchase method of accounting and is being amortized over the assets' estimated useful lives, which range from three to four years, and also includes amortization of data rights. Amortization of goodwill and other intangibles was $5.5 million and $5.4 million for the years ended December 31, 2001 and 2000, respectively. Future amortization is expected to be significantly lower due to the December 2001 adjustment that reduced all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet to their current fair value. See "IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES" below and Note 2 of Notes to Consolidated Financial Statements - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES.

     IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES. In December 2001, we recorded a non-cash charge of $4.2 million for the impairment of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet. This was done as a result of our decision, made and implemented in the fourth quarter of 2001, to upgrade all WindowOnWallStreet.com subscribers to TRADESTATION 6. See Note 1 of Notes to Consolidated Financial Statements - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- IMPAIRMENT OF LONG-LIVED ASSETS and Note 2 of Notes to Consolidated Financial Statements - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES.

YEARS ENDED DECEMBER 31, 2000 AND 1999

OVERALL

     Total revenues increased $19.4 million, or 58%, from $33.5 million in 1999 to $52.9 million in 2000, due primarily to an increase in subscription fees (from our software products and services segment) and brokerage revenues (from our brokerage services segment).

     Loss from operations was $13.4 million in 2000, an increase of $7.4 million compared to $5.9 million in 1999. This increase was due primarily to increased amortization of goodwill and intangibles of $4.9 million, and approximately $3.8 million of merger related costs associated with the merger of TradeStation Technologies and TradeStation Securities, partially offset by the increase in revenues. The merger related costs were comprised of approximately $1.6 million in banking fees, $1.2 million in legal, accounting and tax service fees, $0.6 million in severance expenses and $0.4 million in printing and miscellaneous expenses.

BROKERAGE SERVICES SEGMENT

REVENUES

     BROKERAGE REVENUES. For the year ended December 31, 2000, brokerage revenues were $17.9 million, including $17.1 million of brokerage fees, as compared to $9.8 million, including $9.5 million of brokerage fees. This increase of $8.2 million, or 83%, was due primarily to continued customer growth and the December 1999 acquisition of the customer accounts of Newport. See Note 4 of Notes to Consolidated Financial Statements - ACQUISITION OF CERTAIN INTANGIBLES.

OPERATING EXPENSES

     CLEARING AND OTHER TRANSACTION COSTS. Clearing and other transaction costs were $4.8 million for the year ended December 31, 2000, as compared to $2.7 million in 1999, an increase of $2.1 million, or 77%, as a result of the increase in volume of transactions, the December 1999 acquisition of clients from Newport, and the cost of maintaining third-party clearing agreements. Clearing and other transaction costs as a percentage of brokerage fees decreased to 28% in 2000, as compared to 29% in 1999, due to more favorable clearing rates, partially offset by increased commissions paid to third-party broker-dealers.

     TECHNOLOGY DEVELOPMENT. Technology development expenses were $701,000 for the year ended December 31, 2000, as compared to $280,000 in 1999, an increase of $421,000, or 150%, due to the development of a new direct-access order-execution system, and were comprised primarily of consulting and professional fees.

     SALES AND MARKETING. Sales and marketing expenses were $6.0 million for the year ended December 31, 2000, as compared to $3.9 million in 1999, an increase of $2.1 million, or 54%, due primarily to increased personnel and related costs of $1.8 million and, to a lesser extent, increased costs related to data and information tools. Increased personnel costs were due primarily to increased brokers' commissions of $805,000 as a result of increased brokerage revenues, and order desk and customer support personnel increasing from 11 at the end of 1999 to 38 at December 31, 2000. Sales and marketing expenses, as a percentage of total revenues, improved from 40% in 1999 to 33% in 2000, due primarily to reduced commissions as a percentage of brokerage revenues as a result of a majority of brokerage fee growth being attributable to online accounts.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.5 million for the year ended December 31, 2000, as compared to $2.3 million in 1999, an increase of $1.2 million, or 54%, due primarily to increases in personnel and related costs of $554,000, facility expenses of $259,000, and, to a lesser extent, increased telecommunications and insurance expenses.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was approximately $541,000 in 2000 and $95,000 in 1999. The increase was due to the intangible assets from the December 1999 acquisition of the Newport customer accounts. See Note 4 of Notes to Consolidated Financial Statements - ACQUISITION OF CERTAIN INTANGIBLES.

     MERGER RELATED COSTS. During the fourth quarter of 2000, our brokerage services segment recorded approximately $1.3 million of merger related costs associated with the merger of TradeStation Technologies and TradeStation Securities.

SOFTWARE PRODUCTS AND SERVICES SEGMENT

REVENUES

     TOTAL REVENUES. Total revenues were $35.0 million for the year ended December 31, 2000, as compared to $23.7 million in 1999, an increase of $11.3 million, or 47%.

     SUBSCRIPTION FEES. Subscription fees were $8.2 million for the year ended December 31, 2000, as compared to $304,000 in 1999, an increase of $7.9 million, due primarily to the January 25, 2000 launch of WINDOWONWALLSTREET.COM, which contributed $7.1 million in 2000.

     LICENSING FEES. Licensing fees were $18.3 million for the year ended December 31, 2000, as compared to $16.2 million in 1999, an increase of $2.1 million, or 13%, due primarily to a change in recognition of revenue in 1999. Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. In 1999, upon the release of the 2000I product line, we began recognizing sales on an as due basis in accordance with the payment terms of the sale (generally over a period of 12 to 16 months). The change in revenue recognition resulted from changes in the facts and circumstances surrounding product sales, including the introduction of a new, higher-priced product, with longer financing terms, which were deemed to alter the predictability of return reserves and the future collectibility of receivables.

     OTHER REVENUES. Other revenues were $8.5 million for the year ended December 31, 2000, as compared to $7.2 million in 1999, an increase of $1.3 million, or 18%, due primarily to minimum royalties under the license agreement with Telerate increasing by $2.0 million, partially offset by decreases in end-of-day data vendor royalties and a decrease in revenues generated from our conference designed to highlight the benefits of trading strategy development.

OPERATING EXPENSES

     DATA DELIVERY AND RELATED COSTS. Data delivery and related costs for 2000 were approximately $4.0 million, compared to $81,000 in 1999. The increase was due primarily to the launch of the WINDOWONWALLSTREET.COM subscription service on January 25, 2000.

     TECHNOLOGY DEVELOPMENT. Technology development expenses were $7.4 million for the year ended December 31, 2000, as compared to $4.7 million in 1999, an increase of $2.8 million, or 60%, due primarily to technology development personnel increasing 76%, from 50 at September 30, 1999 (the month prior to the Window On WallStreet acquisition) to 88 at December 31, 2000.

     SALES AND MARKETING. Sales and marketing expenses were $20.4 million for the year ended December 31, 2000, as compared to $16.9 million in 1999, an increase of $3.5 million, or 21%, due primarily to increased advertising of $5.2 million (primarily television advertising), partially offset by decreased personnel and related costs of $1.3 million related to the restructuring of the sales team at the end of the first quarter of 2000, and, to a lesser extent, decreased travel costs of $381,000 related to the discontinuation of sales seminars. Sales and marketing expenses as a percentage of total revenues decreased from 71% in 1999 to 58% in 2000 due primarily to increased revenues in 2000.

     INVENTORY AND HANDLING COSTS. Inventory and handling costs were $1.2 million for the year ended December 31, 2000, as compared to $3.1 million in 1999, a decrease of $1.8 million, or 60%, due to decreased shipments of client software during 2000 as compared to the prior year. Inventory and handling costs as a percentage of licensing fees decreased from 19% in 1999 to 7% in 2000, due primarily to a shift in the recognition of 2000I licensing fee revenue from upon shipment to an "as due" basis in accordance with the payment terms of the sale.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.5 million for the year ended December 31, 2000, as compared to $4.5 million in 1999, an increase of $4.0 million, due primarily to increases in personnel costs of $1.2 million, facility expenses of $1.2 million, and consulting and professional fees of $1.0 million. Approximately 22% of the overall increase in general and administrative expenses was related to the addition of administrative costs associated with Window On WallStreet's operations.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was approximately $5.4 million in 2000 as compared to $938,000 in 1999. The increase was due to the amortization of goodwill and other intangibles associated with the October 1999 acquisition of Window On WallStreet. See Note 3 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS.

     MERGER RELATED COSTS. During the fourth quarter of 2000, our software products and services segment recorded approximately $2.5 million of merger related costs associated with the merger of TradeStation Technologies and TradeStation Securities.

INCOME TAXES

     During the year ended December 31, 2001, we recorded an income tax provision of $4.7 million, which includes a fourth quarter non-cash charge in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, of $4.8 million to establish a full valuation allowance against our deferred tax assets. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during the year. See Note 12 of Notes to Consolidated Financial Statements - INCOME TAXES.

     Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. Accordingly, it is appropriate to look at each company's income taxes separately for 2000 and 1999.

     No taxes were provided for TradeStation Technologies during 2000, as a valuation allowance was recorded to offset the tax benefit of all net operating losses generated during 2000. The effective tax rate for 1999 approximated the 38.6% statutory rate.

     TradeStation Securities' effective tax rate was 60.7% and 39.4% for 2000 and 1999, respectively. The effective tax rate for 2000 exceeded the statutory rate due to nondeductible merger-related expenses.

VARIABILITY OF RESULTS

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year, particularly given that we have recently completed a transition to a new business model. Our quarterly revenues and operating results have varied in the past, and are likely to vary even more in the future due to that transition to the new business model. Such fluctuations may result in volatility in the price of our common stock. As budgeted expenses are based upon expected revenues, if actual quarterly revenues are below management's expectations, then results of operations are likely to be adversely affected because a large amount of our expenses do not vary with revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and services and/or enhancements, fluctuations in the share volume of exchange transactions, conditions in the economy and securities markets, fluctuations in number and share volume of client trades, pricing changes, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by us or our competitors, and other factors. Such fluctuations may result in volatility in the price of our common stock. See
Note 19 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had cash and cash equivalents of approximately $20.0 million and securities owned of $416,000. Of these amounts, $3.9 million is restricted, held to support a facility lease, two stand-by letters of credit securing equipment leases and a credit card clearing agreement. See Note 17 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES -- RESTRICTED CASH AND MARKETABLE SECURITIES.

     In connection with the expected growth of our new brokerage business model and the relocation and consolidation of our south Florida offices, we anticipate we will acquire in 2002, in the form of capital and operating leases, $1.3 to $1.8 million of equipment and furniture. See Note 10 of Notes to Consolidated Financial Statements - CAPITAL LEASE OBLIGATIONS and Note 17 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES -- OPERATING LEASES for a discussion of our outstanding capital and operating lease obligations.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash provided by operating activities totaled $2.8 million and $241,000 in 2001 and 2000, respectively, compared to cash used in operating activities of approximately $736,000 in 1999. The increase in net cash provided by operating activities in 2001 was due primarily to the collection of an income tax receivable of $8.5 million in April 2001, partially offset by the current year loss in 2001.

     Investing activities used cash of $937,000 and $1.7 million in 2001 and 1999, respectively, and provided cash of approximately $543,000 during 2000. During 2001, cash used in investing activities was comprised mainly of $546,000 in capital expenditures, and to a lesser extent the purchase of intangibles, primarily data rights. During 2000, cash provided by investing activities was comprised of proceeds from maturity of securities, net of related purchases, of $1.6 million, partially offset by capital expenditures of $1.0 million. During 1999, cash used in investing activities was comprised mainly of $2.9 million paid for certain intangible assets, including Newport assets, $1.8 million in capital expenditures, and $1.1 million (net of cash acquired) paid for costs associated with the October 1999 acquisition of Window On WallStreet. These payments were partially offset by $4.0 million of proceeds from maturity of securities owned.

     Financing activities used cash of $300,000 during 2001 and provided cash of $307,000 and $11.3 million during 2000 and 1999, respectively. Proceeds from issuance of common stock from our Employee Stock Purchase Plan and the exercise of stock options under our other stock plans (Incentive Stock Plan and Nonemployee Director Stock Option Plan) provided cash of $109,000, $386,000, and $466,000 during 2001, 2000, and 1999, respectively. In addition, during 1999, TradeStation Securities completed its initial public offering, generating net proceeds of $15.8 million. During 1999, such proceeds were partially offset by the repayment of Window On WallStreet debt of $4.1 million, repayment of all outstanding subordinated loans, net of related borrowings, of $525,000, and the redemption of TradeStation Securities outstanding preferred stock held by a former director for $330,000, 110% of the stated value. Repayments of capital lease obligations were $410,000 and $78,000 during 2001 and 2000, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

     We adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 had no impact on our consolidated financial statements, as no derivative contracts have been entered into and there are no current plans to do so in the future.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141, which addresses financial accounting and reporting for business combinations, supersedes Accounting Principles Board Opinion ("APB") No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The July 2001 adoption of SFAS No. 141 did not have an impact on our consolidated financial position, results of operations or cash flows.

     In June 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We do not believe that the 2002 adoption of SFAS No. 142 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the 2002 adoption of SFAS No. 144 will have a material impact on our consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

     This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "contemplates," "may," "will," "shall," "assuming," "prospect," "should," "could," "would," "looking forward" and similar expressions, to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks generally, include, but are not limited to, the items described below, as well as in other sections of this report and in our other public filings and our press releases.

     THERE ARE SEVERAL FACTORS THAT MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH WOULD LIKELY RESULT IN SIGNIFICANT VOLATILITY IN OUR STOCK PRICE

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results will likely fluctuate in the future. These fluctuations may be expected to be even greater due to the unpredictability inherent in our recent change to a new business model. Causes of such significant fluctuations may include, but are not limited to:

     o    cash flow problems that may occur;

     o market or competitive pressure to lower commissions and fees charged to customers;

     o our ability to successfully complete our transition from a revenue model based upon expensive, one-time client software sales and low-priced monthly subscription services to a revenue model based mainly upon brokerage commissions and fees (as this requires increasing revenue from the new model to replace decreasing revenue from the old model in time to avoid depletion of all of our available cash);

     o the quality and success of, and potential continuous changes in, sales or marketing strategies (which have undergone significant change recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns;

     o the timing, completion, cost and effect of our development and launch of planned enhancements to the TRADESTATION 6 trading platform;

     o the timing and cost of completing a combined company infrastructure (as a result of our December 29, 2000 merger), including information technology and databases, mechanisms and methods of delivery of products and services, administrative functions, technology development and sales and marketing;

     o    payment in whole or in part of a $2.7 million pending insurance claim;

     o the size and frequency of any trading errors for which we ultimately suffer the economic burden, in whole or in part;

     o changes in demand for our products and services due to the rapid pace in which new technology is offered to customers in our industry;

     o costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market;

     o general economic and market factors that affect active trading, including changes in the securities and financial markets; and

     o delays and unanticipated costs in, or relating to, completing the build-out of our new corporate headquarters, occupying the new headquarters, and/or subleasing our two Boca Raton office facilities.

     WE MAY NEED CASH IN THE FORESEEABLE FUTURE

     We are experiencing a period of net losses. While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the success of our existing and new product and service offerings (as revenues from our discontinued product and service offerings continue to decline); the rate of customer acceptance of our new products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; price competition that may result in us charging lower commissions and fees to customers; costs and timing of expansion of research and development and marketing efforts, and the success and timing of the success thereof; and competing technological and market developments. Funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

     THE NEW BUSINESS MODEL IS ONE WITH NO HISTORICAL RECORD, WHICH MAKES BUSINESS PLANNING DIFFICULT

     Because the new business model, i.e., a direct-access brokerage based upon an "institutional-quality" Internet-based strategy trading software platform, is one with no significant historical record for our company, and, to our knowledge, one with no significant historical record for any other company, our attempts to predict the size of our market and our potential market share, to anticipate revenues and costs, to prepare budgets under the new business model, and to make decisions regarding obtaining third-party financing that may be required, will generally be based upon theoretical assumptions. Future events and results may differ drastically from those planned or anticipated, which, if negative, would result in a material adverse effect on our business, financial condition, results of operations and prospects. See "WE MAY NEED CASH IN THE FORESEEABLE FUTURE" above.

     OUR TRANSITION TO THE NEW BUSINESS MODEL HAS REQUIRED RAPID AND SUBSTANTIAL CHANGES TO OUR INFRASTRUCTURE

     We now depend upon a different operational infrastructure than the one which supported our client software business, and have substantially modified our approaches to technology development and sales and marketing. Those changes are still in progress. Our infrastructure must now support three separate kinds of business operations: development of strategy trading tools; organization and delivery of streaming real-time data and news; and direct-access online brokerage services, all of which need to be seamlessly integrated in a unified product/service offering. This has required substantial changes in information technology and databases, mechanisms and methods of delivery of products and services, administrative functions, and use of personnel resources. Technology development has changed its focus from client software to Internet and Web site-related technology, and sales and marketing has changed its focus from high-priced client software sales to brokerage service commission revenues, the advertising of which is intensely regulated by governmental and quasi-governmental authorities.

     WE HAVE VIRTUALLY NO MARKETING OR SALES EXPERIENCE RELATING TO BROKERAGE SERVICES

     Until very recently, our marketing and sales resources and personnel have been focused on client software and subscriptions. Now, we require a trained, licensed sales force and marketing and sales expertise that focus on financial services, i.e., commission-based brokerage services. Although we continue to use TRADESTATION technology as a main selling proposition for what we offer, there are significant differences between selling software disks for one-time license fees and software subscriptions for relatively low monthly fees, as compared to selling brokerage services, which requires customers to deliver to us a substantial dollar amount to open an account and to trust us to effectuate important financial transactions on their behalves. We have virtually no marketing or sales experience relating to brokerage services, as TradeStation Securities has not, prior to the efforts recently commenced, used media advertising or fielded an experienced sales team to promote its brokerage services. Our brokerage's sales team, though trained and licensed, remains relatively inexperienced in the sale of brokerage services. Our failure to build and maintain a successful sales and marketing operation for our brokerage services will, regardless of the uniqueness or value of our technology, severely negatively affect our operating results and financial condition. See "WE MAY NEED CASH IN THE FORESEEABLE FUTURE" above.

     FLUCTUATIONS IN THE SECURITIES AND FINANCIAL MARKETS MAY AFFECT OUR RATES OF CUSTOMER ACQUISITION, RETENTION AND TRADING ACTIVITY

     Our current and planned products and services are and will be marketed to customers who invest or trade in the securities and financial markets. To the extent that interest in investing or trading decreases due to volatility or significant downward movement in the securities or financial markets, such as has recently occurred, tax law changes, recession, depression, war, terrorism, or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. It is possible, if not likely, that increased losses by customers that occur as a result of any such recession, depression or other negative event will increase the quantity and size of legal claims that may be made against us. See "THE NATURE OF OUR BUSINESS RESULTS IN POTENTIAL LIABILITY TO CUSTOMERS" below.

     OUR INDUSTRY IS INTENSELY COMPETITIVE, WHICH MAKES IT DIFFICULT TO ATTRACT AND RETAIN CUSTOMERS

     The markets for (i) online brokerage services, (ii) client software and Internet-based trading tools and (iii) real-time market data services are intensely competitive and rapidly evolving, and there appears to be substantial consolidation of those three products and services occurring in the industry. Our new business model embraces this evolution and consolidation. However, we believe that due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control. These include: the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to integrate the respective businesses in an orderly, efficient and otherwise successful manner; the design and support of efficient, materially error-free Internet-based systems; product and service functionality; data availability; ease of use; pricing; reliability; customer service and support; and sales and marketing efforts. See "ITEM 1. BUSINESS -- Competition."

     THE NATURE OF OUR BUSINESS RESULTS IN POTENTIAL LIABILITY TO CUSTOMERS

     Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, our other products and services are used by traders in the financial markets, and, as a result, an investor or trader might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading tools or inaccurate assumptions made by the trading tools regarding data, or inaccurate data. This risk is heightened by our offering of online brokerage services seamlessly integrated with real-time strategy trading tools. In particular, our proprietary order routing technology is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections in their designs or performance, may operate too slowly, fail or cause confusion or uncertainty to the user. Major failures of this kind may affect all customers who are online simultaneously. See "SYSTEMS FAILURE MAY RESULT IN OUR INABILITY TO DELIVER ON TIME, OR AT ALL, IMPORTANT AND TIME-SENSITIVE SERVICES TO OUR CUSTOMERS" below.

     SYSTEMS FAILURE MAY RESULT IN OUR INABILITY TO DELIVER ON TIME, OR AT ALL, IMPORTANT AND TIME-SENSITIVE SERVICES TO OUR CUSTOMERS

     We will be receiving and processing trade orders through Internet-based trading platforms and online order execution systems. Thus, we will depend heavily on the integrity of the electronic systems supporting this type of trading, including the strategy trading tools containing buy and sell alerts that initiate trading decisions or order placement. Heavy stress placed on these systems during peak trading times could cause these systems to operate too slowly or fail. Additionally, the integrity of these systems is increasingly being attacked by persons sometimes referred to as "hackers" who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, as a result of recent events, fears of "cyberterrorism" have heightened. If these systems or any other systems in the trading process slow down significantly or fail, even for a short time, our brokerage customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, our brokerage may be able to take orders by telephone; however, only associates with appropriate securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a systems failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition, results of operations and prospects. See "THE NATURE OF OUR BUSINESS RESULTS IN POTENTIAL LIABILITY TO CUSTOMERS" above.

     OUR TRANSITION TO THE NEW BUSINESS MODEL PLACES A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONS

     Our transition to the new business model has placed, and will continue to place, a significant strain on our management and operations. Our future operating results will depend, in part, on our ability to continue to broaden our senior and middle management groups and administrative infrastructure, and our ability to attract, hire and retain skilled employees, particularly in marketing and sales, technology development, Web site design and information technology.

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

     OPERATION IN A HIGHLY-REGULATED INDUSTRY AND COMPLIANCE FAILURES MAY RESULT IN SEVERE PENALTIES AND OTHER HARMFUL GOVERNMENTAL ACTIONS AGAINST US

     The securities industry is subject to extensive regulation covering all aspects of the securities business. Regulatory authorities are currently focusing intensely on the online trading industry, particularly the segment that seeks the accounts of active traders. The various governmental authorities and industry self-regulatory organizations that supervise and regulate our brokerage have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage or any of its officers or employees who violate applicable laws or regulations. Additionally, new rules relating to active traders have recently been enacted and more may be enacted which severely limit the operations and potential success of our business model. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage's maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel. Our brokerage could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance.

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

     THE LOSS OF KEY EMPLOYEES COULD DECREASE THE QUALITY OF OUR MANAGEMENT AND OPERATIONS

     Our success depends to a very significant extent on the continued availability and performance of a number of senior management, technology and sales and marketing personnel. The loss of one or more of these key employees could have a material adverse effect on our company.

     THERE ARE RISKS RELATING TO OUR ABILITY TO MAINTAIN CUSTOMER PRIVACY AND SECURITY AND THAT INCREASED GOVERNMENT REGULATION OF INTERNET BUSINESS MAY OCCUR

     A significant risk for our Internet operations is that customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers' funds due to privacy or security concerns. This risk will grow if, as and to the extent "cyberterrorism" occurs or is perceived to be a viable, prominent threat or likelihood to occur. We currently incorporate and plan to continue to incorporate security measures into our privacy policies. However, a major breach of customer privacy or security could have serious consequences for our Internet-based operations. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects, that could also have significant negative consequences for the growth of our current and planned operations.

     WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION

     There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there can be no assurance that infringement claims, if asserted, would not have a material adverse effect on our business, financial condition, results of operations and prospects, or result in our being unable to use intellectual property which is integral to one or more of our products or services. The risk of infringement claims is heightened with respect to some of the TRADESTATION 6 technology because that technology, as opposed to our historical client software technology, has not stood any significant "test of time."

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR PRESERVE OUR RIGHTS IN INTELLECTUAL PROPERTY

     Our success is and will be heavily dependent on proprietary technology, including existing trading-tool, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. Policing unauthorized use of our products and services is difficult, however, and we are unable to determine the extent to which piracy of our products and services exists. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

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

     LOSS OF OUR CLEARING FIRM RELATIONSHIPS COULD RESULT IN REGULATORY COMPLIANCE ISSUES

     Our clearing relationships may be terminated by either party on 60 days' advance written notice. If a clearing relationship terminates, TradeStation Securities would need to replace it with another appropriate clearing firm on substantially similar terms, as to which no assurance may be given. If TradeStation Securities is for some reason unable to engage the services of any clearing firm, it would need to provide its own clearing to remain in business. If it was to provide its own clearing, it would need first to meet certain financial strength standards, obtain regulatory approval (which could be time-consuming), and would subject itself to substantial additional infrastructure costs and increased net capital reserve requirements and other complex and intense regulatory requirements. Accordingly, termination of a clearing relationship could have a material adverse effect on our business, financial condition, results of operations and prospects.

     CONTROL OF TRADESTATION GROUP BY THE CRUZES MEANS THAT IMPORTANT DECISIONS AFFECTING THE COMPANY ARE CONCENTRATED IN THE JUDGMENT OF TWO RELATED INDIVIDUALS

     Affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own 18,524,208 shares of our common stock, approximately 41.6% of the outstanding shares of our common stock. In addition, pursuant to a voting trust agreement the Cruzes have the ability through December 29, 2002 to elect at least five (of which two are required to be independent directors) of the eight directors of TradeStation Group. As a result, the Cruzes control TradeStation Group.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto and the report of the independent certified public accountants set forth on pages F-1 through F-28 are filed as part of this report and incorporated herein by reference.

     The Consolidated Financial Statement Schedule and the report of the independent certified public accountants set forth on pages S-1 through S-3 are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of TradeStation Group and their respective ages and positions as of March 1, 2002 are as follows:


Name                            Age      Position With the Company
----                            ---      -------------------------
William R. Cruz                 40       Co-Chairman of the Board and Co-Chief Executive Officer
Ralph L. Cruz                   38       Co-Chairman of the Board and Co-Chief Executive Officer
Salomon Sredni                  34       President and Chief Operating Officer and Director
David H. Fleischman             56       Chief Financial Officer, Vice President of Finance and Treasurer
Marc J. Stone                   41       Vice President of Corporate Development, General Counsel and Secretary
Stephen C. Richards (1)(2)      48       Director
Charles F. Wright (1)(2)        51       Director
Michael W. Fipps (1)            59       Director

--------------------

(1)  Member of the Audit Committee of the board of directors.
(2)  Member of the Compensation Committee of the board of directors.

     The directors hold office until the next annual meeting of shareholders. Executive officers serve at the discretion of the board of directors.

     WILLIAM R. CRUZ co-founded the company with his brother, Ralph Cruz, in 1982 and has been a director since that time. He served as President from 1982 to September 1999. Mr. Cruz was appointed Co-Chairman of the Board and Co-Chief Executive Officer of the company in 1996. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and the Juilliard School of Music, during which time he won numerous classical violin competitions. Mr. Cruz has been primarily responsible for the conception and management of the company's products and product strategies.

     RALPH L. CRUZ co-founded the company in 1982 and has been a director since that time. Mr. Cruz was Vice President of the company from 1982 until 1996, at which time he was appointed Co-Chairman of the Board and Co-Chief Executive Officer. Mr. Cruz also serves as a director of the company's two operating subsidiaries. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Indiana University, during which time he won numerous classical violin competitions. Mr. Cruz historically has been responsible for the company's marketing strategies.

     SALOMON SREDNI joined the company in December 1996 as its Vice President of Operations and Chief Financial Officer and was named Treasurer and a director of the company in July 1997. In August 1999, he was named President and Chief Operating Officer. Mr. Sredni also serves as a director of the company's two operating subsidiaries. Before joining the company, from August 1994 to November 1996, Mr. Sredni was Vice President of Accounting and Corporate Controller at IVAX Corporation, a publicly-held pharmaceutical company. Prior to that time, from January 1988 to August 1994, Mr. Sredni was with Arthur Andersen LLP, an international accounting firm. Mr. Sredni is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. He has a bachelor's degree in Accounting from The Pennsylvania State University.

     DAVID H. FLEISCHMAN joined the company as Chief Financial Officer, Vice President of Finance and Treasurer in February 2001. Prior to joining TradeStation Group, Mr. Fleischman was engaged as a Director of Crossroads LLC, a firm that provides financial and management expertise and services to companies seeking to maximize the efficiencies and performance of their management teams. From January 1997 until September 2000, Mr. Fleischman served as Senior Vice President, Chief Financial Officer and member of the Board of Advisors of The SeaSpecialties Group. From 1992 to 1996, he served as Senior Vice President and Treasurer of The Kislak Organization - J.I. Kislak, Inc., an organization that, during those years, included the largest privately-held mortgage-banking company in the United States. From 1983 to 1992, Mr. Fleischman served as a Director, Vice President and Chief Financial Officer of the U.S. group of Berisford International plc, a publicly-held United Kingdom company. From 1969 to 1983, he held several positions with subsidiaries of Midland Bank plc, including London American Finance Corporation and Drake America Corporation. He began his career in 1967 in the audit division of a predecessor firm of Ernst & Young. Mr. Fleischman has a bachelor's of science degree in accounting from The New York Institute of Technology.

     MARC J. STONE joined the company in May 1997 as its Vice President of Corporate Development, General Counsel and Secretary. Mr. Stone also serves as a director of the company's two operating subsidiaries. From January 1993 to May 1997, Mr. Stone was a partner at a predecessor law firm of Bilzin Sumberg Dunn Baena Price & Axelrod LLP, which currently serves as the company's regular outside counsel. Prior to that time, from 1985 to 1992, Mr. Stone was an associate with that predecessor law firm. Mr. Stone is of counsel to Bilzin Sumberg. Mr. Stone has bachelor's degrees in English and American Literature and Theatre Arts and Dramatic Literature from Brown University, and received his law degree from University of California (Boalt Hall) School of Law at Berkeley. Mr. Stone is a member of the Bar of the State of New York, The Florida Bar, the American Bar Association and the New York State Bar Association.

     STEPHEN C. RICHARDS is Chief Operating Officer and Chief Financial Officer of Network Associates, Inc. (NYSE:NET), a provider of network security and availability solutions for e-business. He served as Chief Online Trading Officer of E*TRADE Group, Inc., a position he held from March 1999 to June 2000. From 1998 to February 1999, Mr. Richards served as Senior Vice President, Corporate Development and New Ventures at E*TRADE, following two years as E*TRADE's Senior Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining E*TRADE in April 1996, Mr. Richards was Managing Director and Chief Financial Officer of Correspondent Clearing at Bear Stearns & Companies, Inc., where he was employed for more than 11 years. He is also a former Vice President/Deputy Controller of Becker Paribas, and former First Vice President/Controller of Jefferies and Company, Inc. Mr. Richards also serves as a director of McAfee.com Corporation (Nasdaq:MCAF), a provider of online PC management products and services, and Archipelago LLC, a leading ECN. He received a Bachelor of Arts in Statistics and Economics from the University of California at Davis and an MBA in Finance from the University of California at Los Angeles. Mr. Richards is a Certified Public Accountant. Mr. Richards became a director of the company in August 1999, at which time he was also elected to the Compensation Committee and the Audit Committee of the board of directors.

     CHARLES F. WRIGHT is the Chairman of Fall River Group, Inc., which owns and operates a group of foundries in Wisconsin. He has been Chairman since 1984, and has been associated with Fall River Group since 1973. He is also the Chairman and a Principal of Fall River Capital, LLC, an investment advisory firm that specializes in the trading of global financial and natural resource futures. He has held these positions since 1999. Since 1997, Mr. Wright has also been Chairman and a co-owner of Quaestus & Co., Inc., a merchant banking firm located in Milwaukee, Wisconsin. Since 2001 he has been Chairman and co-owner of Kilbourn Capital Management, Inc., which manages the Kilbourn Diversified Strategy Fund, a hedge Fund of Funds. From 1992 until its acquisition by Cumulus Media, Inc. in 1997, Mr. Wright served as Chairman of Caribbean Communications Company Ltd., a developer and operator of a radio network throughout the English-speaking Caribbean Islands. Mr. Wright serves as Chairman of Goodwill Industries of Southeastern Wisconsin and Metropolitan Chicago, President of Second Harvest Food Bank Foundation, trustee of University School of Milwaukee, and a director of the Private Industry Council of Milwaukee County. Mr. Wright is registered with the CFTC and the NFA as a Commodity Trading Advisor, and holds a Master's Degree in Business Administration from Harvard University Graduate School of Business. Mr. Wright became a director of the company in June 2001, at which time he was also elected to the Compensation Committee and Audit Committee of the board of directors. Mr. Wright has occasionally performed consulting services for the company under a 3-year agreement that expires in 2002. All compensation payable under that agreement was paid in 1999, two years before he joined our board.

     MICHAEL W. FIPPS joined our board as director, and became a member of the Audit Committee, in March 2002. Since October 1997, he has been semi-retired, working occasionally as an independent consultant. From December 1998 through April 2000, he worked as an independent consultant in association with Connally and Associates, a profit recovery firm. Prior to that, from June 1994 to October 1997, he served as Chief Financial Officer and Senior Vice President of IVAX Corporation, a publicly-held pharmaceutical company. Before going to IVAX, from 1973 to 1994, Mr. Fipps served as Vice President-Finance and Treasurer of Bergen Brunswig Corporation, a large wholesale distributor of prescription pharmaceuticals and other health care products. Mr. Fipps is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. He has a bachelor of arts degree from University of North Carolina.

INDEPENDENT DIRECTORS; COMMITTEES OF THE BOARD OF DIRECTORS

     The company's board of directors currently includes three (3) nonemployee, independent members, Stephen C. Richards, Charles F. Wright and Michael W. Fipps, all of whom serve on the Audit Committee of the board of directors. The Audit Committee monitors and oversees the company's financial reporting process on behalf of the board of directors and, in connection therewith, reviews the independence of our auditors, and recommends the annual engagement of our auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments, related fees, the accounting principles used in financial reporting, internal financial auditing procedures and the adequacy of the internal control procedures. Mr. Richards and Mr. Wright also serve on the Compensation Committee of the board of directors. The Compensation

Committee determines executive officers' salaries and bonuses and administers our Incentive Stock Plan and Employee Stock Purchase Plan.

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

     Based solely on review of the copies of such forms furnished to us and our understanding that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied, except that a Form 4 for Mr. Wright, one of our non-employee directors, who made one purchase of company shares of common stock in September 2001, was, due to an oversight, filed a few days late.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES

     The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to all compensation paid or earned for services rendered to us in the three years ended December 31, 2001 by our Co-Chief Executive Officers and our three other most highly compensated executive officers (who, as a group, comprise all of the executive officers of the company) whose aggregate annual compensation for 2001 exceeded $100,000 (together, the "Named Executive Officers"). We did not have a pension plan or a long-term incentive plan, had not issued any restricted stock awards and had not granted any stock appreciation rights as of December 31, 2001. The value of all perquisites and other personal benefits received by each Named Executive Officer did not exceed 10% of the Named Executive Officer's total annual compensation.

                                                                                      Long-term
                                                                                     Compensation
                                                    Annual Compensation                 Awards
                                          --------------------------------------     -------------
                                                                                       Securities        All Other
                                          Fiscal                                       Underlying         Compen-
NAME AND PRINCIPAL POSITION                Year      Salary ($)       Bonus ($)      Options (1) (#)     sation ($)
---------------------------               ------     -----------     ----------      ---------------     ----------
William R. Cruz.........................   2001      $   150,000     $        --             --          $      --
   Co-Chief Executive Officer              2000          150,000              --             --                 --
                                           1999          150,000              --             --              5,400 (2)

Ralph L. Cruz...........................   2001      $   150,000              --             --                 --
   Co-Chief Executive Officer              2000          150,000              --             --                 --
                                           1999          150,000              --             --              5,400 (2)



                                                                                       Long-term
                                                                                     Compensation
                                                    Annual Compensation                 Awards
                                          --------------------------------------     -------------
                                                                                      Securities         All Other
                                          Fiscal                                       Underlying         Compen-
NAME AND PRINCIPAL POSITION                Year      Salary ($)       Bonus ($)      Options (1) (#)     sation ($)
---------------------------               ------     -----------     ----------      ---------------     ----------
Salomon Sredni..........................   2001      $   238,208              --         80,000                 --
   President and Chief Operating           2000          237,000              --         60,000                 --
   Officer                                 1999          193,636          25,000        100,000              6,000 (2)

David H. Fleischman..................      2001(3)   $   181,945(3)           --         75,000                 --
   Chief Financial Officer,                2000               --              --             --                 --
   Vice President of Finance               1999               --              --             --                 --
   and Treasurer

Marc J. Stone.........................     2001      $   198,017              --         40,000                 --
   Vice President of Corporate             2000          197,250              --         40,000                 --
   Development, General Counsel            1999          186,323              --             --                 --
   and Secretary

---------------

(1) Represents shares of common stock issuable upon the exercise of options granted under our Incentive Stock Plan.

(2) Represents 401(k) Plan company contributions on behalf of the Named Executive Officer during the indicated year, but paid out during the subsequent year.

(3) Mr. Fleischman began his employment with TradeStation Group on February 1, 2001.

                        OPTION GRANTS IN 2001 FISCAL YEAR

     The following table summarizes the options that were granted during the fiscal year ended December 31, 2001 to the Named Executive Officers.


                                          Individual Grants
                      ------------------------------------------------------------                 Potential Realizable
                        Number    Percent of                                                         Value at Assumed
                          Of        Total                                                             Annual Rate of
                      Securities   Options                                           Value at          Stock Price
                      Underlying  Granted to   Exercise    Exercise                 Grant-Date       Appreciation for
                        Options    Employees    or Base     or Base                   Market          Option Term(1)
                        Granted   In Fiscal      Price     on Grant    Expiration    Price 0%     ----------------------
Name                     (#)(2)    Year(%)     ($/Sh)(3)  Date ($/Sh)     Date         ($)(3)         5%          10%
----                  ----------- ---------    ---------  -----------  ----------    ----------   ---------    ---------
William R. Cruz....          --      --             --          --          --              --           --           --
Ralph L. Cruz......          --      --             --          --          --              --           --           --
Salomon Sredni.....      80,000       6%       $  2.13    $   2.50      1/2/11        $ 29,600    $ 155,379    $ 348,348
David H. Fleischman      75,000       6%          3.07        3.00     1/31/11             --       136,251      353,342
Marc J. Stone......      40,000       3%          2.13        2.50      1/2/11          14,800       77,689      174,174

-------------

(1) Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the SEC. The actual value, if any, a Named Executive Officer may realize will depend on the excess, if any, of the stock price over the exercise price on the date the option is exercised (if the executive officer were to sell the shares on the date of exercise), so there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.
(2) These options vest and become exercisable ratably on an annual basis over five years, beginning on the anniversary of the date of grant date, and have a term of ten years from the date of grant, subject to acceleration under certain circumstances.
(3) All options were granted at "fair market value" as defined under our Incentive Stock Plan, which is the average of the high and low sales prices of a share of common stock on The Nasdaq National Market on the trading day immediately preceding the date of grant. The Compensation Committee believes this calculation more accurately reflects "fair market value" of our common stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant may be different than the exercise price per share.

                 AGGREGATED OPTION EXERCISES IN 2001 FISCAL YEAR

                     AND 2001 FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the value of all options exercised during 2001 by the Named Executive Officers and of all unexercised options held at December 31, 2001 by the Named Executive Officers measured in terms of the closing market price of our common stock on December 31, 2001.


                                                             Number of
                                                       Securities Underlying              Value of Unexercised
                                                       Unexercised Options At            In-the-Money Options At
                           Shares                       December 31, 2001 (#)            December 31, 2001 ($)(1)
                        Acquired On      Value      -----------------------------    -------------------------------
Name                   Exercise (#)   Realized ($)  Exercisable    Unexcercisable    Exercisable       Unexercisable
----                   -------------  ------------  -----------    --------------    -----------       -------------
William R. Cruz ...          --          --               --               --               --                 --
Ralph L. Cruz .....          --          --               --               --               --                 --
Salomon Sredni ....          --          --          262,000          248,000          $37,200          $      --
David H. Fleischman          --          --               --           75,000               --                 --
Marc J. Stone .....          --          --          142,000          138,000               --                 --

(1) Based on a per share price of $1.56 on December 31, 2001, which was the closing market price of our common stock on the last day of the 2001 fiscal year.

OTHER COMPENSATION ARRANGEMENTS

     EXECUTIVE OFFICER BONUS PLAN. The Compensation Committee of the company put in place an incentive bonus compensation program for certain executive officers of the company for the 2001 and 2002 fiscal years. Under the program, an executive officer is eligible to earn an annual bonus of up to a certain percentage of his base salary. To be awarded a bonus in the program, certain numbers contained in the company's internal incentive budget need to be met. Those numbers were not met in 2001.

     INCENTIVE STOCK PLAN. Pursuant to the TradeStation Group, Inc. Incentive Stock Plan, officers, employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units. The authorized number of shares of common stock for issuance under the Incentive Stock Plan is 7,500,000, subject to future antidilution adjustments. As of December 31, 2001, options to purchase 4,817,265 shares were outstanding and 2,416,551 shares were available for issuance under the TradeStation Group Incentive Stock Plan.

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

     TRADESTATION SECURITIES ASSUMED OPTIONS. In connection with the December 29, 2000 merger acquisition of TradeStation Securities, we assumed the outstanding options under TradeStation Securities' 1999 incentive stock plan. Each option issued under TradeStation Securities' plan was assumed and converted to 1.7172 options to purchase the company's common stock at the original exercise price divided by 1.7172. As of December 31, 2001, options to purchase 706,952 shares were outstanding.

     WINDOW ON WALLSTREET ASSUMED OPTIONS. In October 1999, in connection with our merger acquisition of Window On WallStreet, TradeStation Technologies assumed all outstanding stock options to purchase Window On WallStreet common stock ("WOW Options"), which, based on an exchange ratio of .210974 shares of the TradeStation Technologies common stock for each share of Window On WallStreet common stock, were exercisable at the time of assumption for an aggregate of 182,529 shares of common stock (82,783 shares of common stock at an exercise price of $.48 per share, and 99,746 shares of common stock at an exercise price of $8.06 per share). The WOW Options generally vest ratably over a four-year period and their terms are ten years. After giving effect to the company's assumption of the WOW Options pursuant to the company's December 29, 2000 merger acquisition of TradeStation Securities, as of December 31, 2001 there were 163,449 WOW Options outstanding.

     NONEMPLOYEE DIRECTOR STOCK OPTION PLAN. Our Nonemployee Director Stock Option Plan, pursuant to which initial and annual grants of nonqualified stock options are made to each nonemployee director, became operative December 29, 2000 upon the closing of the merger by, on that date, assumption of the TradeStation Technologies Nonemployee Director Stock Option Plan and all options and option agreements issued thereunder. Upon initial election to the board of directors, each nonemployee director may be granted options to purchase up to 75,000 shares of common stock as determined by the board of directors at such time. Upon each re-election to the board of directors at the annual meeting of shareholders, each nonemployee director will be granted additional options to purchase 7,000 shares of common stock. Each option will be granted at an exercise price equal to the fair market value of the common stock on the date of grant. We have reserved 350,000 shares of common stock for issuance under the Nonemployee Director Stock Option Plan, subject to antidilution adjustments. Options granted to date have a term of five years and vest in equal installments over three years. As of December 31, 2001, options to purchase 57,000 shares were outstanding and 218,000 shares were available for issuance under the Nonemployee Director Stock Option Plan.

     The board of directors has the power to amend the Nonemployee Director Stock Option Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Nonemployee Director Stock Option Plan's status as a protected plan under applicable securities laws.

     OUTSTANDING OPTIONS. As of December 31, 2001, options to purchase a total of 5,744,666 shares were outstanding under all stock option plans (inclusive of all options assumed under the plans discussed above), of which options to purchase 865,000 shares had been granted to executive officers. During 2001, options granted to executive officers totaled options to purchase 195,000 shares of common stock, which were granted at exercise prices ranging from $2.13 to $3.07 per share. In general, options granted under the Incentive Stock Plan and the other incentive stock plans described above vest at the rate of 20% per year and have a total term of ten years (except for the WOW Options, which vest ratably over 4 years). Options which have been granted under the Incentive Stock Plan to certain executive officers may immediately vest and become exercisable in certain circumstances. The options to purchase the shares granted and assumed under all plans discussed above that were outstanding as of December 31, 2001 have a weighted average exercise price of $3.49 per share. See Note 11 of Notes to Consolidated Financial Statements - SHAREHOLDERS' EQUITY.

     EMPLOYEE STOCK PURCHASE PLAN. Our Employee Stock Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The Employee Stock Purchase Plan is administered by the Compensation Committee of the board of directors.

     All employees whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the Employee Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of our stock, and the nonemployee directors, may not participate in the Employee Stock Purchase Plan. To participate in the Employee Stock Purchase Plan, an employee must authorize us to deduct an amount (not less than one percent nor more than ten percent of a participant's total cash compensation) from his or her pay during six-month periods (each, a "Plan Period"). The maximum number of shares of common stock an employee may purchase in any Plan Period is 500 shares. The exercise price for the option for each Plan Period is 85% of the lower of the market price of the common stock on the first and last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions is refunded. An employee's rights under the Employee Stock Purchase Plan terminate upon his or her voluntary withdrawal from the Employee Stock Purchase Plan or upon termination of employment. The first Plan Period (giving effect to the assumption of the predecessor company's plan) began January 1, 1998. During the years ended December 31, 2001, 2000 and 1999, 50,470, 30,209 and 23,585 shares, respectively, of common stock were issued under the plan at average prices of $1.49, $2.07 and $3.27, respectively. As of December 31, 2001, there were 383,229 shares available for issuance under the Employee Stock Purchase Plan.

     The board of directors has the power to amend or terminate the Employee Stock Purchase Plan. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Employee Stock Purchase Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

     401(K) PLAN. We have a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 15% of their compensation. Company contributions are vested 20% for each year of service. Matching contributions accrued under the 401(k) Plan amounted to approximately $242,000 in 1999. There were no matching contributions accrued in 2001 or 2000.

NON-COMPETITION AGREEMENTS

     Virtually all employees, including the Named Executive Officers, have entered into agreements with the company which contain certain non-competition, non-disclosure and non-solicitation restrictions and covenants, including a provision prohibiting such employees from competing with the company during their employment with us and for a period of at least two years thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     We formed the Compensation Committee of the board of directors in December 2000, at which time two independent directors were appointed as members. One has since been replaced by another independent director. The compensation (including salaries, bonuses and stock options) of the company's executive officers for 2001 was determined by the Compensation Committee. In 2001, no member of the Compensation Committee of the board of directors of our company had any relationship with the company requiring disclosure under Item 404 of Regulation S-K.

DIRECTOR COMPENSATION

     Our independent directors receive $750 for attendance at each meeting of the board of directors and, if held on a separate date, committees thereof, with an additional $150 paid to the chairman of the committee meeting, provided that it is chaired by an independent director. Pursuant to the Nonemployee Director Stock Plan, each independent director also receives options to purchase up to 75,000 shares of common stock upon initial election as a director, as determined by the board of directors at such time, and options to purchase 7,000 shares of common stock upon each re-election as an independent director at our annual meeting of shareholders. See "EXECUTIVE COMPENSATION-- Other Compensation Arrangements- NONEMPLOYEE DIRECTOR STOCK OPTION PLAN." All directors may also be reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers did not in 2001 receive additional compensation for service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2002 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise described in the footnotes below, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.


                                                                         Shares Beneficially Owned(1)
                                                                       -------------------------------
         Name of Beneficial Owner (1)                                   Number                 Percent
         ----------------------------                                  ---------               -------
         William R. Cruz (2)(7)                                        9,317,654                 20.9 %
         Ralph L. Cruz (3)(7)                                          9,206,554                 20.7 %
         Benedict Gambino (7)                                          4,480,960                 10.1 %
         Farshid Tafazzoli (4)(7)                                      4,072,376                  9.1 %
         Andrew Allen (5)(7)                                           4,020,960                  9.0 %
         Salomon Sredni                                                  302,750                   *
         Marc J. Stone                                                   166,000                   *
         Charles F. Wright (6)                                           133,138                   *
         David H. Fleischman                                              40,000                   *
         Stephen C. Richards                                              30,666                   *
         Michael W. Fipps                                                    250                   *
         All executive officers and
           directors as a group (8 persons)(8)                        19,197,012                 42.6 %

--------------------
*    Less than 1%.

(1) The address of: William R. Cruz and Ralph L. Cruz is TradeStation Group, Inc., 8700 West Flagler Street, Miami, Florida 33174; Benedict Gambino is 22356 Timberlea Lane, Kildeer, Illinois 60047; Farshid Tafazzoli is 798 NW 6th Drive, Boca Raton, Florida 33486; and Andrew A. Allen is One Yellowstone Club Trail, Big Sky, Montana 59716. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Includes options held by executive officers and/or directors which are exercisable within 60 days of March 1, 2002.

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

(4) The shares are held by Tafazzoli Family Limited Partnership as to which Farshid Tafazzoli possesses sole voting and dispositive powers through his 100% ownership of the sole general partner of such limited partnership.

(5) Includes 3,893,000 shares held by Andrew A. Allen Family Limited Partnership as to which Andrew A. Allen possesses sole voting and dispositive powers through his 100% ownership of the sole general partner of such limited partnership.

(6) Includes 6,500 shares held as custodian for the benefit of the sons of Charles F. Wright.

(7) These shares of common stock are subject to the terms of voting trust entered into in conjunction with the merger of TradeStation Technologies and TradeStation Securities. In addition, 290,663 shares of common stock held by zum Tobel Family Limited Partnership and 257,918 shares of common stock held by Derek J. Hernquist are also subject to the terms of the voting trust. See "Voting Trust" below.

(8)  See other footnotes above.

VOTING TRUST

     In connection with entering into the merger acquisition of TradeStation Securities (then known as onlinetradinginc.com corp.), certain former shareholders of TradeStation Technologies (formerly Omega Research, Inc.) and TradeStation Securities entered into a voting trust agreement effective as of December 29, 2000 pursuant to which certain shares of common stock of TradeStation Group owned by them are subject to the terms of a voting trust. The former shareholders of TradeStation Technologies who entered into the voting trust agreement are Texas limited partnerships beneficially owned by William R. Cruz and Ralph L. Cruz (collectively, the "Cruz Group"). The Cruz Group collectively holds an aggregate of 18,313,108 shares of common stock that are subject to the voting trust agreement, representing approximately 41.1% of the outstanding shares of TradeStation Group's common stock. The former shareholders of TradeStation Securities who entered into the voting trust agreement are Andrew A. Allen, Andrew A. Allen Family Limited Partnership, Tafazzoli Family Limited Partnership, zum Tobel Family Limited Partnership, Derek J. Hernquist and Benedict S. Gambino (collectively, the "Online Group"). The Online Group, as of March 1, 2002, collectively holds an aggregate of approximately 13,122,877 shares of common stock that are subject to the voting trust agreement, representing approximately 29.5% of the outstanding shares of TradeStation Group's common stock. The parties to the voting trust agreement have agreed that, during the term of the voting trust agreement, the voting trustee, Marc J. Stone, is required with respect to shares of TradeStation Group's common stock subject to the voting trust to vote and abstain from voting or otherwise to participate in shareholder actions, including executing written consents, in all matters relating to TradeStation Group subject to and limited by and as directed pursuant to the voting trust agreement.

     The Cruz Group has the right to direct the voting trustee to vote all of the shares subject to the voting trust in a manner such that, at a shareholder meeting to elect the board of directors, five of the total of eight directors constituting TradeStation Group's board of directors, two of whom are required to be independent directors, are designated by the Cruz Group. The Online Group has the right to direct the voting trustee to vote all of the shares subject to the voting trust in a manner such that, at a shareholder meeting to elect the board of directors, three of such total number of eight directors, one of whom is required to be an independent director, are designated by the Online Group. In the event that the number of directors constituting TradeStation Group's board of directors is increased or decreased, then each group of shareholders will be entitled to designate its number of the total number of directors for election at shareholder meetings based upon a ratio of 62.5% for the Cruz Group shareholders and 37.5% for the Online Group. If the foregoing ratio yields other than whole numbers as to the number of directors for which each group of shareholders is entitled to designate the shares to be voted, then the number of directors which each such group is entitled to designate shall be rounded down to the nearest whole number, and the one remaining directorship that this rounding down will create shall be designated by the Cruz Group.

     With respect to all matters other than the election of directors at a shareholder meeting as to which a vote (or written consent) of shareholders of TradeStation Group will be made, the voting trustee will vote the shares owned by each shareholder who is a party to the voting trust agreement as specifically instructed in writing by the shareholder owning the beneficial interest in, and voting trust certificate relating to, such shares. In the event that the voting trustee does not timely receive such written voting instructions, in whole or in part, from a shareholder, then the voting trustee shall abstain from voting the shares owned by such shareholder with respect to any or all matters as to which the voting trustee has not received written voting instructions.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Marc J. Stone, the Vice President of Corporate Development, General Counsel and Secretary, was a partner in a predecessor law firm to Bilzin Sumberg Dunn Baena Price & Axelrod LLP until immediately prior to joining the company in May 1997. Thereafter, Mr. Stone was of counsel to the predecessor firm and is currently of counsel to Bilzin Sumberg. Bilzin Sumberg and its predecessor firms have acted as our regular outside legal counsel since 1994. The total fees and costs paid by us to Bilzin Sumberg in 2001 were approximately $833,000, $679,000 of which consisted of fees and costs relating to our December 29, 2000 merger acquisition of TradeStation Securities. We believe that the fees paid are no less favorable to us than could be obtained from comparable law firms in the Miami area.

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

          10.4    TradeStation Group, Inc. Incentive Stock Plan***#

          10.5 TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (filed herewith)#

          10.6 Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc. as amended (TradeStation Agreement)+

          10.7 Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc. (SuperCharts Agreement)+

          10.8 Standard Office Building Lease between 8700 Flagler, Ltd. and Omega Research, Inc., as amended by Memorandum of Commencement Date+

          10.9    Form of Indemnification Agreement+

          10.10   S Corporation Tax Allocation and Indemnification Agreement++

          10.11   TradeStation Group, Inc. Employee Stock Purchase Plan***#

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

          10.17 Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and Omega Research, Inc. (incorporated by reference to Exhibit 10.14 to Omega Research, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

          10.18 Employment Agreement dated as of January 19, 2000 between Farshid Tafazzoli and TradeStation Group, Inc.+++++#

          10.19 Severance Agreement, dated July 20, 2001, between TradeStation Group, Inc. and Farshid Tafazzoli (without exhibit) (filed herewith)#

          10.20 Employment Agreement dated as of January 19, 2000 between E. Steven zum Tobel and TradeStation Group, Inc.+++++#

          10.21 Severance Agreement, dated July 20, 2001, between TradeStation Group, Inc. and E. Steven zum Tobel (without exhibit) (filed herewith)#

          10.22   onlinetradinginc.com corp. 1999 Stock Option
                  Plan***#

          10.23   Window On WallStreet Inc. 1997 Long Term Incentive
                  Plan***#

          10.24   Clearing Agreement with Bear, Stearns Securities Corp.++++

          10.25 Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P.+++++

          10.26   Form of Non-Competition and Non-Disclosure Agreement*

          10.27 Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (filed herewith)

          21.1    List of Subsidiaries+++++

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

          + Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

          ++ Previously filed as part of Amendment No.1 to Registration Statement No. 333-32077 of Omega Research, Inc. filed with the Commission on August 25, 1997.

          +++ Previously filed as part of Annual Report on Form 10-K of Omega Research, Inc. for the fiscal year ended December 31, 1997.

          ++++ Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

          +++++ Previously filed as part of the Annual Report on Form 10-K of TradeStation Group, Inc. filed with the Commission on March 30, 2001.

          # Indicates a management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K.

     (i) On January 17, 2002, we filed a Current Report on Form 8-K, for an event on January 17, 2002, reporting in Item 9 thereof our 2002 Business Outlook and that our fourth quarter 2001 financial results reflect (a) a $5.3 million, non-cash charge relating to the impairment of goodwill and certain intangible assets and (b) a $4.8 million, non-cash charge to provide a full valuation allowance against deferred tax assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: MARCH 14, 2002                  TRADESTATION GROUP, INC.

                                       By: /s/ William R. Cruz
                                           -------------------------------------
                                           William R. Cruz
                                           Co-Chairman of the Board of Directors
                                           and Co-Chief Executive Officer

                                       By: /s/ Ralph L. Cruz
                                           -------------------------------------
                                           Ralph L. Cruz
                                           Co-Chairman of the Board of Directors
                                           and Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ William R. Cruz                 Co-Chairman of the Board of Directors               March 14, 2002
---------------------------         and Co-Chief Executive Officer
William R. Cruz                     (Co-Principal Executive Officer)



/s/ Ralph L. Cruz                   Co-Chairman of the Board of Directors               March 14, 2002
---------------------------         and Co-Chief Executive Officer
Ralph L. Cruz                       (Co-Principal Executive Officer)



/s/ Salomon Sredni                  Chief Operating Officer, President                  March 14, 2002
---------------------------         and Director (Principal Operating Officer)
Salomon Sredni



/s/ David H. Fleischman             Chief Financial Officer, Vice President             March 14, 2002
---------------------------         of Finance and Treasurer (Principal
David H. Fleischman                 Financial and Accounting Officer)



/s/ Stephen C. Richards             Director                                            March 14, 2002
--------------------------
Stephen C. Richards



/s/ Charles F. Wright               Director                                            March 14, 2002
--------------------------
Charles F. Wright



/s/ Michael W. Fipps                Director                                            March 14, 2002
--------------------------
Michael W. Fipps


                    TRADESTATION GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants....................... .  F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000..............   F-3

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999........................................   F-4

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 2001, 2000 and 1999.........................................   F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001, 2000 and 1999.........................................   F-6

Notes to Consolidated Financial Statements................................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To TradeStation Group, Inc.:

     We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. (a Florida corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Miami, Florida,
   February 8, 2002.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,
                                                             -----------------------------------
                                                                 2001                  2000
                                                             ------------           ------------
ASSETS:

   Cash and cash equivalents (Note 17)                       $ 19,981,591           $ 18,394,996
   Securities owned, at market value (Note 17)                    415,928                249,423
   Accounts receivable                                            330,300                644,200
   Other receivables                                              315,669              1,028,920
   Income tax receivable                                               --              8,542,413
   Property and equipment, net                                  3,224,518              2,651,057
   Goodwill, net                                                       --              1,156,709
   Other intangible assets, net                                 1,748,096             11,850,148
   Deferred income taxes, net                                          --              4,805,651
   Other assets                                                   804,901              1,030,631
                                                             ------------           ------------
         Total assets                                        $ 26,821,003           $ 50,354,148
                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:

   Accounts payable                                          $  1,596,244           $  3,579,962
   Accrued expenses                                             6,013,038              5,709,542
   Income tax payable                                                  --              1,003,912
   Deferred revenue                                               347,336                821,593
   Capital lease obligations                                    1,406,872                214,069
                                                             ------------           ------------
         Total liabilities                                      9,363,490             11,329,078
                                                             ------------           ------------

COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)

SHAREHOLDERS' EQUITY:

   Preferred stock, $.01 par value; 25,000,000
     shares authorized, none issued and outstanding                    --                     --
   Common stock, $.01 par value; 200,000,000
     shares authorized, 44,547,316 and 44,476,501
     issued and outstanding at December 31, 2001
     and 2000, respectively                                       445,473                444,765
   Additional paid-in capital                                  51,609,498             51,272,899
   Accumulated deficit                                        (34,597,458)           (12,692,594)
                                                             ------------           ------------
         Total shareholders' equity                            17,457,513             39,025,070
                                                             ------------           ------------

         Total liabilities and shareholders' equity          $ 26,821,003           $ 50,354,148
                                                             ============           ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                 2001                   2000                   1999
                                                             ------------           ------------           ------------
REVENUES:
     Brokerage revenues                                      $ 18,601,627           $ 17,933,750           $  9,782,370
     Subscription fees                                          9,566,566              8,170,083                304,382
     Licensing fees                                             5,028,830             18,343,279             16,217,922
     Other                                                      7,790,120              8,478,621              7,214,231
                                                             ------------           ------------           ------------
         Total revenues                                        40,987,143             52,925,733             33,518,905
                                                             ------------           ------------           ------------
OPERATING EXPENSES:
     Clearing and other transaction costs                       5,771,610              4,787,328              2,707,971
     Data delivery and related costs                            5,301,917              4,001,542                 80,905
     Technology development                                    12,015,812              8,128,376              4,931,660
     Sales and marketing                                       11,174,225             26,435,076             20,823,837
     Inventory and handling costs                                 150,824              1,244,837              3,085,414
     General and administrative                                12,924,434             11,915,028              6,784,980
     Amortization of goodwill and other intangibles             6,198,264              5,978,478              1,033,131
     Merger related costs                                              --              3,800,000                     --
     Impairment of goodwill and certain intangibles             5,285,497                     --                     --
                                                             ------------           ------------           ------------
         Total operating expenses                              58,822,583             66,290,665             39,447,898
                                                             ------------           ------------           ------------

         Loss from operations                                 (17,835,440)           (13,364,932)            (5,928,993)

OTHER INCOME, net                                                 598,708              1,292,632              1,653,205
                                                             ------------           ------------           ------------

         Loss before income taxes                             (17,236,732)           (12,072,300)            (4,275,788)

INCOME TAX PROVISION (BENEFIT)                                  4,668,132              1,402,710             (1,633,776)
                                                             ------------           ------------           ------------

         Net loss                                            $(21,904,864)          $(13,475,010)          $ (2,642,012)
                                                             ============           ============           ============


LOSS PER SHARE:
     Basic and diluted                                       $      (0.49)          $      (0.31)          $      (0.07)
                                                             ============           ============           ============
WEIGHTED AVERAGE SHARES
   OUTSTANDING:
     Basic and diluted                                         44,458,689             43,955,819             40,065,348
                                                             ============           ============           ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Common Stock            Additional      Accumulated
                                    Preferred       ---------------------------       Paid-in         Earnings
                                      Stock            Shares          Amount         Capital         (Deficit)          Total
                                   ------------     ------------    ------------    ------------    ------------     ------------
BALANCE, December 31, 1998         $    300,000       37,533,950    $    375,340    $ 23,953,188    $  3,491,111     $ 28,119,639

  Redemption of preferred stock        (300,000)              --              --              --         (30,000)        (330,000)
  Issuance of common stock                   --        4,648,400          46,483      16,230,130              --       16,276,613
  Issuance of common stock
    in connection with
    acquisition                              --        1,999,995          20,000       8,605,009              --        8,625,009
  Issuance of stock options
    in connection with
    acquisition                              --               --              --       1,495,059              --        1,495,059
  Issuance of stock options for
    domain name                              --               --              --          55,000              --           55,000
  Issuance of warrants                       --               --              --             100              --              100
  Compensation expense on
    stock option grants                      --               --              --         140,796              --          140,796
  Net loss                                   --               --              --              --      (2,642,012)      (2,642,012)
                                   ------------     ------------    ------------    ------------    ------------     ------------

BALANCE, December 31, 1999                   --       44,182,345         441,823      50,479,282         819,099       51,740,204

  Issuance of common stock                   --          150,770           1,508         384,378              --          385,886
  Issuance of common stock
    in connection with
    contingent payment of
    acquisition                              --          143,386           1,434         255,566              --          257,000
  Compensation expense on
    stock option grants                      --               --              --         153,673              --          153,673
  Change in fiscal year end of
    pooled company                           --               --              --              --         (36,683)         (36,683)
  Net loss                                   --               --              --              --     (13,475,010)     (13,475,010)
                                   ------------     ------------    ------------    ------------    ------------     ------------

BALANCE, December 31, 2000                   --       44,476,501         444,765      51,272,899     (12,692,594)      39,025,070

  Issuance of common stock                   --           70,815             708         108,494              --          109,202
  Compensation expense on
    stock option grants                      --               --              --         228,105              --          228,105
  Net loss                                   --               --              --              --     (21,904,864)     (21,904,864)
                                   ------------     ------------    ------------    ------------    ------------     ------------
BALANCE, December 31, 2001         $         --       44,547,316    $    445,473    $ 51,609,498    $(34,597,458)    $ 17,457,513
                                   ============     ============    ============    ============    ============     ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Years Ended December 31,
                                                                    -----------------------------------------------
                                                                        2001             2000             1999
                                                                    ------------     ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(21,904,864)    $(13,475,010)     $(2,642,012)
   Adjustment for change in fiscal year-end of pooled company                 --          (36,683)              --
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                    7,772,935        7,514,405        1,978,718
      Impairment of goodwill and certain intangibles                   5,285,497               --               --
      Provision for doubtful accounts                                    714,286               --           25,000
      Compensation expense on stock option grants                        228,105          153,673          140,796
      Deferred income tax provision (benefit)                          4,805,651       10,706,200       (8,459,100)
      (Increase) decrease in:
         Securities owned                                                     --            3,689          226,072
         Accounts receivable                                            (400,386)       1,331,800        7,497,044
         Other receivables                                               713,251         (269,737)        (186,750)
         Income tax receivable                                         8,542,413      (10,278,458)        (791,106)
         Other assets                                                    225,730          509,477         (641,203)
      Increase (decrease) in:
         Accounts payable                                             (1,983,718)         295,529        1,413,397
         Accrued expenses                                                303,496        3,028,660           52,046
         Income tax payable                                           (1,003,912)         350,771          614,911
         Deferred revenue                                               (474,257)         406,769           36,439
                                                                    ------------     ------------       -----------
             Net cash provided by (used in) operating activities       2,824,227          241,085         (735,748)
                                                                    ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (545,788)      (1,039,365)      (1,785,969)
   Purchases of securities owned                                        (317,828)      (4,086,860)              --
   Proceeds from maturity of securities owned                            151,323        5,684,064        4,041,654
   Acquisition of intangible assets                                     (225,000)         (15,000)      (2,862,000)
   Cash paid in acquisition, net of cash acquired                             --               --       (1,134,441)
                                                                    ------------     ------------     ------------
             Net cash (used in) provided by investing activities        (937,293)         542,839       (1,740,756)
                                                                    ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                           109,202          385,886       16,276,613
   Repayment of capital lease obligations                               (409,541)         (78,456)              --
   Proceeds from issuance of warrants                                         --               --              100
   Redemption of preferred stock                                              --               --         (330,000)
   Proceeds from borrowings of debt                                           --               --          360,000
   Repayment of borrowings of debt                                            --               --       (4,969,491)
                                                                    ------------     ------------     ------------
             Net cash (used in) provided by financing activities        (300,339)         307,430       11,337,222
                                                                    ------------     ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,586,595        1,091,354        8,860,718
CASH AND CASH EQUIVALENTS, beginning of year                          18,394,996       17,303,642        8,442,924
                                                                    ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                              $ 19,981,591     $ 18,394,996     $ 17,303,642
                                                                    ============     ============     ============


                                   (continued)

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)


                                                                            For the Years Ended December 31,
                                                                    -----------------------------------------------
                                                                        2001             2000             1999
                                                                    ------------     ------------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

   Cash paid for interest                                           $    198,935     $     51,878     $     57,806
                                                                    ============     ============     ============
   Cash paid for income taxes                                       $    916,252     $  1,068,949     $  7,008,645
                                                                    ============     ============     ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     During the years ended December 31, 2001, 2000 and 1999, the Company acquired office furniture and equipment through capital leases in the amounts of $1.6 million, $180,450 and $112,075, respectively.

     In December 2000, the Company's obligation to issue shares of common stock, valued at $257,000, as a contingent payment in connection with the acquisition of certain intangible assets became fixed. See Note 4 of Notes to Consolidated Financial Statements - ACQUISITION OF CERTAIN INTANGIBLES.

     Effective October 26, 1999, the Company acquired Window On WallStreet Inc. See Note 3 of Notes to Consolidated Financial Statements - BUSINESS COMBINATIONS. Information with respect to the acquisition is summarized below:

          Consideration paid:
              Fair value of common stock issued                    $ 8,625,009
              Fair value of options issued                           1,495,059
              Acquisition costs                                      1,200,000
                                                                   -----------
                   Total consideration paid                         11,320,068
          Fair value of net identifiable assets acquired             9,687,068
                                                                   -----------

          Goodwill                                                 $ 1,633,000
                                                                   ===========

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

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     TradeStation Group, Inc. ("TradeStation Group" or the "Company"), a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol "TRAD." TradeStation Securities, Inc. ("TradeStation Securities") and TradeStation Technologies, Inc. ("TradeStation Technologies") are TradeStation Group's two operating subsidiaries. See Note 3 - BUSINESS COMBINATIONS for further discussion.

     Over the past two-and-one-half years, the Company has taken a series of steps to transform itself from a software company to an Internet-based securities brokerage for institutional, professional and serious, active individual traders - a brokerage that offers an electronic trading platform which seamlessly integrates powerful strategy trading tools, historical and streaming real-time market data, and "intelligent" direct-access order-routing and execution.

     The following is a summary of significant accounting policies followed in the preparation of these financial statements:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TradeStation Technologies and TradeStation Securities, and, since its October 26, 1999 acquisition by TradeStation Technologies, Window On WallStreet Inc. ("Window On WallStreet"). All significant intercompany transactions have been eliminated in consolidation. On December 31, 2000, Window On WallStreet was merged into TradeStation Technologies in a transaction between entities under common control.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of overnight investments, money market funds and certificates of deposit. Cash and cash equivalents at December 31, 2001 and 2000 include $3.6 million and $510,000, respectively, of restricted cash. See Note 17
- COMMITMENTS AND CONTINGENCIES -- RESTRICTED CASH AND MARKETABLE SECURITIES.

     SECURITIES OWNED

     Securities owned consist primarily of certificates of deposit, corporate stocks, and U.S. government obligations. The cost of these investments approximates market value and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, management has currently designated these securities as trading securities. Securities owned at December 31, 2001 include approximately $315,000 of restricted securities. See Note 17 - COMMITMENTS AND CONTINGENCIES -- RESTRICTED CASH AND MARKETABLE SECURITIES.

     ACCOUNTS RECEIVABLE

     As of December 31, 2001 and 2000, accounts receivable were comprised primarily of receivables earned under royalty agreements with entities that market and sell financial market data subscriptions (see OTHER REVENUES below and Note 17 - COMMITMENTS AND CONTINGENCIES). The Company performs periodic credit evaluations and no allowances for potential credit losses were deemed necessary at December 31, 2001 or 2000.

     OTHER RECEIVABLES

     Other receivables consist primarily of receivables from the brokerage's clearing organizations. The Company services its brokerage customer securities accounts through Bear, Stearns Securities Corp. and its futures accounts through Refco, LLC (collectively, the "Clearing Firms") on a fully disclosed basis. The Clearing Firms provide services, handle the Company's customers' funds, hold securities and remit monthly activity statements to the customers on the Company's behalf. The receivables from the Clearing Firms relate to commissions earned by the Company for trades executed by the Clearing Firms on the Company's behalf.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, securities owned, accounts receivable, other receivables and accounts payable approximated fair value as of December 31, 2001 and 2000.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets.

     Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 6 - PROPERTY AND EQUIPMENT, NET.

     SOFTWARE DEVELOPMENT COSTS

     In accordance with SFAS No. 86, ACCOUNTING FOR THE COST OF CAPITALIZED SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company's products and the general release of such software substantially coincide, and, as a result, software development costs qualifying for capitalization are not significant. There were no capitalized software development costs at December 31, 2001 or 2000.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method. Goodwill has historically been amortized over its estimated useful life of four years. Other intangible assets are amortized over their estimated useful lives of one to five years. See Note 2 - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES and Note 7 - GOODWILL AND OTHER INTANGIBLE ASSETS, NET.

     IMPAIRMENT OF LONG-LIVED ASSETS

     SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The amount of the impairment is calculated as the amount by which the carrying value exceeds fair value. An impairment of goodwill and certain intangibles was recorded in December 2001. See Note 2 - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES. No impairments were recorded in 2000 or 1999.

     REVENUE RECOGNITION:

     BROKERAGE REVENUES

     Brokerage revenues are comprised mainly of transactional fee income for securities and futures transactions. Brokerage revenues and related clearing costs are recorded on a trade date basis as transactions occur, while such transactions are reported to the customer on a settlement date basis.

     SUBSCRIPTION FEES

     The Company provides investment analysis trading tools, including streaming real-time market information, via the Internet through its subscription services in exchange for monthly subscription fee payments. In addition to these services, payment of subscription fees also gives customers access to certain customer support services such as telephone and electronic mail support. Revenue is recognized on a monthly basis as the service is provided. Payments received in advance of service are deferred and recognized on a monthly basis as service is provided.

     LICENSING FEES

     Beginning in 1999 with the launch of the Company's 2000I product line, changes in the Company's client software product sales, including introduction of a new, higher-priced product with longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. Accordingly, all 2000I product sales are recognized as they become due (generally over a period of up to 12 months and, for PROSUITE 2000I sales, over the course of up to 16 months) in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION.

     While the Company has no obligation to perform future services subsequent to shipment of client software, for a limited time the Company voluntarily provides support on its Web site, periodic "bug" fixes (on a global, as opposed to individual, basis) and telephone and electronic mail customer support as an accommodation to purchasers of its products as a means of fostering customer satisfaction. The majority of such services are provided during the first 60 days of ownership of its products. Costs associated with this effort are insignificant in relation to product sales value and are accrued at the date the software is delivered in accordance with SOP 97-2.

     OTHER REVENUES

     Other revenues are comprised mainly of royalties. The Company has, with respect to its client software products, entered into certain agreements with entities that market and sell financial market data subscriptions. Except for the agreement described in Note 17 - COMMITMENTS AND CONTINGENCIES -- TELERATE ROYALTY AGREEMENT (which is a royalty arrangement), the Company receives monthly commission payments based on its client software customers' use of financial market data feed subscriptions that are accessed through one of its client software products. The Company records these revenues as they are earned in accordance with the terms of the applicable contracts.

     ADVERTISING COSTS

     Advertising costs are expensed when the initial advertisement is run, and are included in sales and marketing expenses in the accompanying statements of operations. Advertising costs for the years ended December 31, 2001, 2000 and 1999 were $663,000, $10.8 million and $5.7 million, respectively.

     STOCK-BASED COMPENSATION

     In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued. As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25. See Note 11 - SHAREHOLDERS' EQUITY.

     INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. Accordingly, each company's income taxes were accounted for separately. See Note 12 - INCOME TAXES.

     LOSS PER SHARE

     Loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE, which requires presentation of basic and diluted loss per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average shares of outstanding common stock. Basic and diluted loss per share are the same for all periods presented as all common stock equivalents, such as stock options and warrants, are antidilutive. See Note 14 - LOSS PER SHARE.

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

     SEGMENT INFORMATION

     Segment information is required to be presented in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 is based on a management approach, which requires segmentation based upon a Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. During the three years ended December 31, 2001, management evaluated and operated its business as two segments. See Note 18 - SEGMENT AND RELATED INFORMATION.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 had no impact on the consolidated financial statements, as no derivative contracts have been entered into and there are no current plans to do so in the future.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141, which addresses financial accounting and reporting for business combinations, supersedes APB No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The July 2001 adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company does not believe that the 2002 adoption of SFAS No. 142 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF and APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the 2002 adoption of SFAS No. 144 will have a material impact on its consolidated financial position, results of operations or cash flows.

(2) IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES

     In December 2001, the Company recorded a non-cash charge of $5.3 million for impairment of goodwill and certain intangible assets. Approximately $4.2 million of this impairment charge, relates to the software products and services segment, and results from the Company's decision, made and implemented in the fourth quarter of 2001, to upgrade all WindowOnWallStreet.com subscribers to TRADESTATION 6. Accordingly, intangible assets associated with the acquisition of Window On WallStreet were reduced to their estimated fair value, including goodwill, purchased technology, trade names, patents, customer lists and non-compete agreements. See Note 3 - BUSINESS COMBINATIONS. The remaining $1.1 million of this impairment charge relates to the brokerage services segment, and results from the Company's December 2001 decision to sell accounts that do not meet the requirements of its active and institutional trader business model. Accordingly, the value of the intangible assets acquired from Newport Discount Brokerage, Inc. ("Newport"), including customer lists, was reduced to its estimated fair value. See Note 4 - ACQUISITION OF CERTAIN INTANGIBLES. In both cases, fair value was determined by a qualified independent appraiser, representing the price at which the assets would change hands between a willing buyer and seller. The remaining Newport assets are held for sale. Accordingly, beginning in 2002, amortization will be discontinued and the assets will be periodically tested for impairment.

(3) BUSINESS COMBINATIONS

     TradeStation Group was formed in connection with the December 29, 2000 merger of TradeStation Technologies (formerly known as Omega Research, Inc.) and TradeStation Securities (formerly known as onlinetradinginc.com corp.)

     As a result of the merger, all of the outstanding shares of common stock of each of TradeStation Technologies and TradeStation Securities converted into shares of common stock of TradeStation Group. TradeStation Technologies shareholders received one share of TradeStation Group common stock for each share of TradeStation Technologies common stock (a 1 to 1 ratio) and TradeStation Securities shareholders received 1.7172 shares of TradeStation Group common stock for each share of TradeStation Securities common stock (a
1.7172 to 1 ratio). At the effective time of the merger, TradeStation Group was owned approximately 57% (on a fully diluted basis) by former TradeStation Technologies' shareholders and approximately 43% (on a fully diluted basis) by TradeStation Securities' former shareholders. After giving effect to the merger, there were outstanding 44,476,501 shares of common stock of TradeStation Group.

     Nonrecurring merger expenses, recorded during the quarter ended December 31, 2000 (the period that the merger became effective) were approximately $3.8 million, comprised of approximately $1.6 million in banking fees, $1.2 million in legal, accounting and tax service fees, $600,000 in severance expenses and $400,000 in printing and miscellaneous expenses.

     The merger was intended to qualify as a tax-free reorganization for United States federal income tax purposes, and TradeStation Group accounted for the merger as a pooling-of-interests. Accordingly, the financial data herein gives retroactive effect to the combination by merger.

     Prior to the merger, TradeStation Technologies reported operations on a calendar year basis while TradeStation Securities reported operations on a fiscal year basis with a year-end of January 31. TradeStation Group reports financial information on a calendar year basis. The accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999 combine TradeStation Technologies' results for the year ended December 31, 1999 with TradeStation Securities' results for the year ended January 31, 2000. For the year ended December 31, 2000, TradeStation Securities converted from its fiscal year-end of January 31 to a December 31 calendar year-end. Accordingly, the accompanying statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000 combine both TradeStation Technologies' and TradeStation Securities' results for the year ended December 31, 2000, and the accompanying balance sheet as of December 31, 2000 combines both TradeStation Technologies' and TradeStation Securities' balance sheets as of December 31, 2000. The conversion of TradeStation Securities' fiscal year-end from January 31 to December 31 resulted in the results of operations, shareholders' equity and cash flows for the month ended January 31, 2000 being recorded twice, both in 1999 and 2000. This resulted in an adjustment to accumulated deficit during the year ended December 31, 2000 reducing shareholders' equity by $36,683, which is comprised of the following:

                Revenues                              $1,504,904
                Operating expenses                     1,424,395
                Net income                                36,683

     The following table summarizes components of selected financial data:


                                             2001                2000                1999
                                          ------------         ------------         ------------
     Revenues:
         TradeStation Technologies        $ 22,385,516         $ 34,991,983         $ 23,736,535
         TradeStation Securities            18,601,627           17,933,750            9,782,370
                                          ------------         ------------         ------------
         TradeStation Group               $ 40,987,143         $ 52,925,733         $ 33,518,905
                                          ============         ============         ============
     Net (loss) income:
         TradeStation Technologies        $(21,315,205)        $(14,430,631)        $ (3,722,518)
         TradeStation Securities              (589,659)             955,621            1,080,506
                                          ------------         ------------         ------------
         TradeStation Group               $(21,904,864)        $(13,475,010)        $ (2,642,012)
                                          ============         ============         ============

     Effective October 26, 1999, TradeStation Technologies acquired Window On WallStreet, a leading provider of Internet-based streaming real-time market data and a developer of client software and online trading strategy tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 1,999,995 newly-issued shares of TradeStation Technologies' common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, TradeStation Technologies (i) repaid in accordance with its terms approximately $4.1 million of Window On WallStreet debt, (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, were exercisable for an aggregate of 182,529 shares of TradeStation Technologies' common stock, (iii) issued to employees 335,000 stock options to purchase TradeStation Technologies' common stock, and (iv) paid fees and costs relating to the acquisition of $1.2 million. The consolidated financial statements contained herein reflect this acquisition under the purchase method of accounting.

     On the Window On WallStreet acquisition date, the shares of the TradeStation Technologies common stock issued were valued at $8.6 million based upon the closing price of TradeStation Technologies common stock on the day the merger agreement was simultaneously executed and consummated. The options were valued at $1.5 million based upon the fair value, calculated using the Black-Scholes model assuming a risk-free interest rate of 5%, volatility rate of 75%, and a weighted average life ranging from 2 to 5 years for the options assumed and 5 years for the options issued to employees. Through December 31, 2001, the resulting goodwill of $1.6 million and identifiable intangible assets of $15.0 million were being amortized over their estimated useful lives of three to four years. See Note 7 - GOODWILL AND OTHER INTANGIBLE ASSETS, NET. During the fourth quarter of 2001, it was determined that certain of these intangible assets were impaired and, accordingly, they were reduced to their estimated fair value. See Note 2 - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES.

     Under purchase accounting, the results of operations of the acquired company are included from the acquisition date forward. Accordingly, the consolidated financial statements include the results of operations of Window On WallStreet from October 26, 1999 forward. The following unaudited pro forma financial information for 1999 assumes the acquisition of Window On WallStreet occurred on January 1, 1999:

                Pro forma revenues                        $ 36,198,280
                Pro forma net loss                         (10,731,082)
                Pro forma loss per share                         (0.26)

     There were no material relationships or intercompany transactions between the Company and Window On WallStreet prior to the acquisition. Pro forma adjustments primarily consist of the amortization of goodwill and other intangible assets arising as a result of the transaction and Window On WallStreet's results of operations prior to October 26, 1999, the acquisition date. The pro forma information above may not be indicative of the operating results that would have been reported had the acquisition been consummated on January 1, 1999, and is not indicative of the results that will be reported in the future.

(4) ACQUISITION OF CERTAIN INTANGIBLES

     On December 6, 1999, TradeStation Securities acquired certain intangible assets of Newport pursuant to an Asset Purchase Agreement dated September 21, 1999, as amended (the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, TradeStation Securities purchased all of Newport's right, title and interest in and to Newport's customer accounts. The total consideration paid by TradeStation Securities in connection with this acquisition included cash of $2.7 million and 143,386 shares of the Company's common stock.

     Issuance and delivery of the common stock consideration were contingent upon the acquired assets achieving certain revenue goals and maintaining certain customer account levels during the year following closing. In December 2000, the Company's obligation to issue these shares became fixed. For accounting purposes, the transaction was treated as a purchase. TradeStation Securities recorded intangible assets of $2.9 million in connection with this acquisition, which, through December 31, 2001, were being amortized over their estimated useful lives of five years. See Note 7 - GOODWILL AND OTHER INTANGIBLE ASSETS, NET. In December 2001, it was determined that certain of these intangible assets were impaired and, accordingly, they were reduced to their estimated fair value. See Note 2 - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES.

(5) SECURITIES OWNED

     Securities owned, at market value, consist of the following as of December 31, 2001 and 2000:

                                            2001              2000
                                          --------          --------
     Certificates of deposit              $314,528          $     --
     Corporate stocks                      101,400            98,626
     U.S. government obligations                --           150,797
                                          --------          --------
                                          $415,928          $249,423
                                          ========          ========

(6) PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following as of December 31, 2001 and 2000:


                                                 Estimated Useful
                                                   Life in Years       2001                   2000
                                                 ----------------    -----------           -----------
     Computers and software                             3-5          $ 7,770,479           $ 5,715,205
     Furniture and equipment                            3-7              692,052               670,708
     Leasehold improvements                             1-8              390,558               318,993
                                                                     -----------           -----------
                                                                       8,853,089             6,704,906
     Accumulated depreciation and amortization                        (5,628,571)           (4,053,849)
                                                                     -----------           -----------
                                                                     $ 3,224,518           $ 2,651,057
                                                                     ===========           ===========

     Depreciation and amortization expense related to property and equipment, including equipment under capital leases, was approximately $1.6 million, $1.5 million and $1.0 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net, consist of the following as of December 31, 2001 and 2000:


                                                   Estimated Useful
                                                     Life in Years          2001                  2000
                                                    ---------------     ------------           ------------
     Goodwill                                               4           $         --           $  1,633,000
     Accumulated amortization                                                     --               (476,291)
                                                                        ------------           ------------
         Goodwill, net                                                  $         --           $  1,156,709
                                                                        ============           ============

     Purchased technology and workforce                     3           $  7,600,000           $ 11,600,000
     Trade names and patents                                3                     --              1,500,000
     Customer lists                                       3-5              2,631,240              3,714,000
     Non-compete agreements                               4-5                200,000              1,100,000
     Data rights                                          1-5                582,900                357,900
     Domain name                                            3                 65,000                 65,000
                                                                        ------------           ------------
         Total other intangible assets                                    11,079,140             18,336,900
     Accumulated amortization                                             (9,331,044)            (6,486,752)
                                                                        ------------           ------------
         Other intangible assets, net                                   $  1,748,096           $ 11,850,148
                                                                        ============           ============

     During the fourth quarter of 2001, all goodwill and certain intangible assets were determined to be impaired and were reduced to their estimated fair value. See Note 2 - IMPAIRMENT OF GOODWILL AND CERTAIN INTANGIBLES.

(8)  ACCRUED EXPENSES

     Accrued expenses consist of the following as of December 31, 2001 and 2000:

                                                  2001                2000
                                               ----------          ----------
     Payroll and related accruals              $1,008,225          $  941,088
     Data and exchange fees                       887,725             976,648
     Consulting and professional fees             620,751             115,007
     Uninsured loss reserves                      550,000                  --
     Returns                                      546,000             146,186
     Merger expenses                              258,215           2,431,001
     Other                                      2,142,122           1,099,612
                                               ----------          ----------
                                               $6,013,038          $5,709,542
                                               ==========          ==========

(9) DEFERRED REVENUE

     Deferred revenue is comprised of deferrals for (i) payments received in advance of service, and (ii) payments received for licensing fees prior to the completion of the Company's 30-day trial period. Deferred revenue consists of the following as of December 31, 2001 and 2000:

                                  2001              2000
                                --------          --------
     Subscription fees          $343,336          $785,593
     Licensing fees                4,000            36,000
                                --------          --------
                                $347,336          $821,593
                                ========          ========

(10) CAPITAL LEASE OBLIGATIONS

     The Company has four capital leases for computer equipment, primarily used at the Company's data server farms, and office furniture and equipment. The leases were capitalized at interest rates ranging from 8.7% to 13.3% and are paid monthly over periods ranging from 18 to 36 months.

     The following is an analysis of the leased property under capital leases by major classes:



                                        Estimated Useful
                                         Life in Years          2001                  2000
                                        ----------------     -----------           -----------
     Computers and software                    3-5           $ 1,644,353           $    42,010
     Furniture and equipment                   5-7               250,515               250,515
                                                             -----------           -----------
                                                               1,894,868               292,525
     Accumulated depreciation                                   (331,680)              (42,984)
                                                             -----------           -----------
                                                             $ 1,563,188           $   249,541
                                                             ===========           ===========

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease obligations as of December 31, 2001:


     2002                                                                              $ 1,114,230
     2003                                                                                  551,195
                                                                                       -----------
         Total payments                                                                  1,665,425
     Less amount representing estimated executory costs (primarily sales tax)             (104,581)
                                                                                       -----------
         Net minimum lease payments                                                      1,560,844
     Less amount representing interest                                                    (153,972)
                                                                                       -----------
         Present value of net minimum lease payments                                   $ 1,406,872
                                                                                       ===========

(11) SHAREHOLDERS' EQUITY

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

     TRADESTATION SECURITIES' INITIAL PUBLIC OFFERING

     TradeStation Securities completed its initial public offering by issuing 2,587,500 shares of its common stock on June 11, 1999. These shares were offered and sold by the underwriters at an initial public offering price of $7.00 per share, resulting in aggregate gross offering proceeds of $18,112,500. Net proceeds to TradeStation Securities were $15,810,891. These shares represent 4,443,255 shares of TradeStation Group's common stock after applying the 1.7172 to 1 merger exchange ratio. See Note 3 - BUSINESS COMBINATIONS.

     WARRANTS

     In connection with TradeStation Securities' initial public offering, warrants to purchase up to 225,000 shares of TradeStation Securities' common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 11, 2004. TradeStation Group assumed such warrants in connection with the merger, and, based on the 1.7172 to 1 merger conversion ratio, the underwriters may purchase up to 386,370 shares of the Company's common stock at an exercise price of $6.73.

     STOCK OPTION PLANS

     The Company has reserved 7,500,000 shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan (the "Incentive Stock Plan"). Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Currently, only options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive stock options may not be less than fair market value at the date of grant and their terms may not exceed ten years.

     In connection with the merger, as discussed in Note 3 - BUSINESS COMBINATIONS, TradeStation Group assumed the outstanding options under TradeStation Securities' 1999 Stock Option Plan. Each option issued under TradeStation Securities' plan was assumed and converted to 1.7172 options to purchase TradeStation Group's common stock at the original exercise price divided by 1.7172.

     As also discussed in Note 3 - BUSINESS COMBINATIONS, TradeStation Group assumed all outstanding stock options to purchase Window On WallStreet common stock ("WOW Options"). The WOW Options generally vest ratably over a four-year period and their terms are ten years.

     The Company has reserved 350,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of up to 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors.

     A summary of all stock option activity is as follows:


                                                                                   Option Price Per Share
                                                        Number              -------------------------------------
                                                       of Shares            Low            High         Weighted
                                                       ---------            ----           -----        ---------
     Outstanding, December 31, 1998                    2,893,336            1.25           11.00           2.52
         Granted                                       1,880,875            1.66           10.25           5.55
         Assumed WOW Options                             182,529             .48            8.06           4.62
         Canceled                                       (131,278)            .48           11.00           3.91
         Exercised                                      (181,560)           1.25           11.00           2.14
                                                       ---------
     Outstanding, December 31, 1999                    4,643,902             .48           11.00           3.80
         Granted                                       1,118,515            1.72            6.63           4.84
         Canceled                                       (651,468)           1.66           11.00           5.03
         Exercised                                      (120,561)           1.66           11.00           2.68
                                                       ---------
     Outstanding, December 31, 2000                    4,990,388             .48           11.00           3.90
         Granted                                       1,327,690            1.88            4.08           2.24
         Canceled                                       (553,067)           1.66           11.00           4.26
         Exercised                                       (20,345)           1.25            2.88           1.66
                                                       ---------
     Outstanding, December 31, 2001                    5,744,666             .48           11.00           3.49
                                                       =========

     Additional information regarding options outstanding at December 31, 2001 is as follows:


                                           Options Outstanding                           Options Exercisable
      Range of             --------------------------------------------------     ---------------------------------
      Exercise                  Number           Weighted          Weighted           Number            Weighted
       Prices                 Outstanding         Average           Average         Exercisable          Average
---------------------           as of          Contractual        Exercise            as of            Exercise
    Low        High            12/31/01        Life in Years         Price           12/31/01             Price
---------    --------      ---------------  ------------------  -------------     ---------------    --------------
$     .48    $    .48               81,940         3.9           $     .48                 81,940      $    .48
     1.25        1.72            1,334,836         6.2                1.50                987,891          1.45
     1.88        2.82            1,579,889         8.6                2.29                162,110          2.55
     2.84        4.22            1,185,957         6.7                3.43                583,996          3.36
     4.53        6.63              987,400         7.5                5.62                351,450          5.35
     6.95       10.25              543,269         7.0                8.15                311,519          8.06
    11.00       11.00               31,375         5.7               11.00                 26,100         11.00
                                 ---------                                              ---------
$     .48    $  11.00            5,744,666         7.2           $    3.49              2,505,006      $   3.41
                                 =========                                              =========

     At December 31, 2001, there were approximately 2.4 million shares available for future grant under the Incentive Stock Plan, and 218,000 shares available for future grant under the Director Plan.

     All options issued during 1996 were issued to key employees at an exercise price that was subsequently determined to be approximately $291,000 in the aggregate below fair value at the date of grant as determined by an independent appraisal. Several of the options issued during 1997 were determined to be, in the aggregate, approximately $341,000 below fair value as determined by an independent appraisal. These differences are being amortized over the five-year vesting period of the related stock options. For the years ended December 31, 2001, 2000 and 1999, the Company recorded compensation expense of approximately $228,000, $154,000 and $141,000, respectively.

     Included in compensation expense in 2001, 2000 and 1999 was approximately $63,000, $37,000 and $5,000, respectively, related to options issued to consultants, accounted for under the provisions of SFAS No. 123. Such options were issued in connection with the procurement of training services and product content. The exercise price of the consultant option grants in 1999 was $5.97, and the option grants vest over a period of 3 years. The fair value of these grants at the date of issue was $102,000. There were no consultant option grants in 2001 or 2000. In determining the fair value of these grants, the assumptions set forth below for employee option grants were used in the application of the Black-Scholes model for these grants. The provisions of Emerging Issues Task Force 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, were applied in determining the amount of expense recorded in each of the periods noted above.

     The Company, as permitted by SFAS No. 123, applies APB Opinion No. 25 and its interpretations for options granted to employees. Accordingly, no compensation is recognized for such grants to the extent that their exercise price is equal to the fair market value of the underlying stock at the date of grant. Had compensation cost for the Company's stock options been based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's pro forma net loss (and pro forma loss per share) would have been approximately $24.1 million ($0.54 per share), $15.6 million ($0.35 per share) and $3.6 million ($0.09 per share) for the years ended December 31, 2001, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                           2001         2000         1999
                                           ----         ----         ----
     Risk free interest rate                 5%           6%           5%
     Dividend yield                         --           --           --
     Volatility factors                     75%          75%          75%
     Weighted average life (years)           4            4            5

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. The exercise price for the options for each six-month Purchase Plan period is 85% of the lower of the fair market value of the Company's common stock on the first and last business day of the Purchase Plan period. During the years ended December 31, 2001, 2000 and 1999, 50,470, 30,209 and 23,585 shares of common stock were issued under the plan at an average price of $1.49, $2.07 and $3.27, respectively.

(12) INCOME TAXES

     The components of income tax provision (benefit) for the years ended December 31, 2001, 2000, and 1999 are as follows:


                                                                               2001                2000                1999
                                                                            ------------       ------------       ------------
     Current tax (benefit) provision:
        Federal                                                             $   (100,312)      $ (8,111,780)      $  5,850,587
        State                                                                    (37,207)        (1,191,710)           974,737
                                                                            ------------       ------------       ------------
          Total current tax (benefit) provision                                 (137,519)        (9,303,490)         6,825,324
                                                                            ------------       ------------       ------------
     Deferred tax provision (benefit):
        Federal                                                                4,230,651          9,273,800         (7,252,000)
        State                                                                    575,000          1,432,400         (1,207,100)
                                                                            ------------       ------------       ------------
          Total deferred tax provision (benefit)                               4,805,651         10,706,200         (8,459,100)
                                                                            ------------       ------------       ------------
          Total income tax provision (benefit)                              $  4,668,132       $  1,402,710       $ (1,633,776)
                                                                            ============       ============       ============

     Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences that created deferred income taxes are as follows:


                                                               2001                  2000
                                                           ------------           ------------
     Deferred income taxes, asset:
         Net operating loss carryforwards                  $  6,483,217           $  4,510,000
         Difference in revenue recognition                    2,441,786              4,018,000
         Deferred revenue and accrued liabilities             2,182,670                588,651
         Intangible asset amortization                          710,351                166,500
         Tax credits                                            334,841                334,500
         Stock option expense                                   238,358                177,000
         Property and equipment depreciation                    126,665                 76,500
         Reserves and allowances                                 59,985                 73,000
         Other                                                       --                110,000
                                                           ------------           ------------
                                                             12,577,873             10,054,151
         Valuation allowance                                (12,577,873)            (5,248,500)
                                                           ------------           ------------
                                                           $         --           $  4,805,651
                                                           ============           ============


     During the fourth quarter of 2001, in accordance with the requirements of SFAS No. 109, the Company recorded a $4.8 million non-cash charge establishing a full valuation allowance against its deferred tax assets.

     The Company has available net operating loss carryforwards and tax credit carryforwards for federal tax purposes estimated at $16.9 million and $335,000, respectively, which expire between 2012 and 2021. For state tax purposes, the available net operating loss carryforwards are estimated at $20.7 million. Included in these amounts are net operating loss carryforwards and tax credit carryforwards totaling approximately $6.3 million and $124,000, respectively, through TradeStation Technologies' acquisition of Window On WallStreet. The utilization of the Window On WallStreet net operating losses will be subject to limitations of approximately $617,000 per year, which are cumulative to the extent not utilized. The deferred tax asset related to all of these carryforwards has been reduced to zero by a valuation allowance.

     A reconciliation of the difference between the expected benefit for income taxes using the statutory federal tax rate of 34% and the Company's actual provision (benefit) is as follows:


                                                            2001                  2000                  1999
                                                         -----------           -----------           -----------
     Income tax benefit using statutory
          Federal tax rate                               $(5,860,489)          $(4,104,582)          $(1,453,768)
     Change in valuation allowance                         7,329,373             2,479,500              (240,000)
     Nondeductible merger expenses                                --             1,292,000                    --
     Nondeductible amortization of goodwill and
          other intangibles                                1,784,270             1,818,971               303,162
     Nondeductible impairment of  goodwill and
          other intangibles                                1,442,319                    --                    --
     Other                                                   (27,341)              (83,179)             (243,170)
                                                         -----------           -----------           -----------
          Total income tax provision (benefit)           $ 4,668,132           $ 1,402,710           $(1,633,776)
                                                         ===========           ===========           ===========


(13) EMPLOYEE BENEFIT PLANS

     TradeStation Securities had maintained a "SIMPLE" retirement plan for all eligible employees. Eligible employees could contribute up to $500 per month, for which TradeStation Securities would match, dollar-for-dollar, up to 3% of the employees' compensation. Contributions by TradeStation Securities under this plan were approximately $40,000, for the year ended December 31, 1999. Effective December 31, 1999, TradeStation Securities terminated the plan.

     Effective January 15, 2000, TradeStation Securities started a defined contribution 401(k) plan (the "Old Plan"). Eligible employees could contribute up to 15% of their eligible salary, which TradeStation Securities would match fifty percent, up to $2,500. Contributions made under this plan were approximately $57,000 and $92,000 for the years ended December 31, 2001 and 2000, respectively.

     Effective July 1, 2001, the Old Plan was converted to the Company's plan, which provides retirement benefits through a defined contribution 401(k) plan (the "401(k) Plan") established during 1994. Employees become eligible based upon meeting certain service requirements. The Company matches employee contributions based upon a formula defined in the 401(k) Plan. There were no matching contributions accrued in 2001 or 2000. During 1999, matching contributions accrued under the 401(k) Plan amounted to approximately $242,000.

(14) LOSS PER SHARE

     Weighted average shares outstanding for the years ended December 31, 2001, 2000 and 1999 were 44,458,689, 43,955,819 and 40,065,348, respectively. Basic and diluted loss per share were the same for all periods presented as all common stock equivalents, such as stock options and warrants, were antidilutive.

     Options and warrants outstanding for the years ended December 31, 2001, 2000 and 1999, which were not included in the calculation of diluted loss per share because their impact was antidilutive are as follows:

                          2001              2000               1999
                       ---------          ---------          ---------

     Options           5,744,666          4,990,388          4,643,902
                       =========          =========          =========

     Warrants            386,370            386,370            386,370
                       =========          =========          =========

     In February 1998, a former officer of TradeStation Securities received 763,199 shares of common stock (after giving effect to the exchange ratio pursuant to the merger) in connection with his employment, subject to repurchase by TradeStation Securities in the event of his resignation or termination for cause prior to February 28, 2001. The redemption provision with respect to two-thirds of these shares expired on February 29, 2000, and the remaining one-third expired on February 28, 2001. Prior to the expiration of the relative redemption provisions, the shares remaining subject to redemption were excluded from basic and diluted weighted average shares outstanding as they were antidilutive.

(15) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2001, TradeStation Securities had net capital of $11,909,303, which was $11,659,303 in excess of its required net capital of $250,000, and a ratio of aggregate indebtedness to net capital of .28.

(16) CONCENTRATIONS AND CREDIT RISKS

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     TradeStation Securities' customer securities and futures activities are transacted on either a cash or margin basis. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by the Clearing Firms, subject to various regulatory and Clearing Firm margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, TradeStation Securities executes customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose TradeStation Securities to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

     TradeStation Securities seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with its Clearing Firms' requirements as well as various regulatory requirements. TradeStation Securities and its Clearing Firms monitor required margin levels daily and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary.

     TradeStation Securities' customer financing and securities settlement activities require TradeStation Securities' Clearing Firms to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customers' obligations. TradeStation Securities controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, TradeStation Securities establishes credit limits for such activities and monitors compliance on a daily basis.

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

(17) COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company recently signed a ten-year lease (with two 5-year renewal options) that is expected to commence in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. In addition to this lease, the Company has eight non-cancelable operating leases for facilities (including 2 data centers) with expirations ranging from February 2002 through February 2007. In addition to the leases for facilities, the Company leases its telephone system, certain computer equipment and office furniture. Future minimum lease payments as of December 31, 2001 under all operating leases are as follows:

               2002                                      $ 2,932,605
               2003                                        2,319,886
               2004                                        2,058,356
               2005                                        1,955,643
               2006                                        1,987,142
               Thereafter                                  9,742,567
                                                         -----------
                                                         $20,996,199

     Total rent expense for 2001, 2000 and 1999 was approximately $4.9 million, $3.6 million and $798,000, net of sublease rentals, respectively.

     RESTRICTED CASH AND MARKETABLE SECURITIES

     As of December 31, 2001, the Company has $3.9 million of restricted cash and securities which is broken down as follows: (i) $2.4 million of cash supporting a ten-year lease agreement; (ii) $1.0 million of cash securing a letter of credit, which secures equipment leases; (iii) $315,000 of securities securing a stand-by letter of credit, which secures an equipment lease; and (iv) $200,000 of cash securing a credit card clearing agreement.

     INSURANCE CLAIM

     In June 2001, the Company made a claim of $2.7 million with its insurance carrier relating to a trading error made with respect to a client's account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded by the Company has been fully reserved. While no assurances can be given, the Company and its advisors continue to believe the Company has a valid claim under its insurance policy. The Company intends to vigorously pursue collection of this claim.

     DATA SERVICES PROVIDER AGREEMENT

     The Company has an agreement with its data services provider that requires, in the event of termination, the payment of a termination fee of $600,000 if terminated prior to December 31, 2004. Other than the termination fee, no minimum obligation exists under the agreement.

     TELERATE ROYALTY AGREEMENT

     The Company was party to a Software License, Maintenance and Development Agreement (the "Agreement") with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc. ("Telerate"). Under the Agreement, the Company modified one of its software products to create a Telerate version and granted Telerate a license to promote, market, sublicense and distribute the Telerate version for six years. During 2000 and 1999, the Company earned approximately $6.0 million and $4.0 million, respectively, in royalties (based upon minimum royalty requirements) under the terms of this Agreement. The minimum royalty requirement for 2001 was $8.0 million. However in February 2001, Telerate and its parent company filed a Chapter 11 reorganization proceeding under the federal bankruptcy code. In October 2001, the assets of Telerate were sold to MoneyLine Network, Inc. Effective October 17, 2001, the Company entered into a new royalty agreement with MoneyLine that expires December 31, 2002, under which the guaranteed royalty minimums for the 2001 fourth quarter were $230,000 per month (as compared to the $666,667 per month minimum payments under the Telerate agreement that was rejected in the bankruptcy). Accordingly, only $6.7 million in royalties were recorded in 2001. Of this amount, approximately $714,000 was considered part of the "pre-petition" estate in Telerate's Chapter 11 bankruptcy, and will not be paid as a result of the rejection of the Agreement in those bankruptcy proceedings. A $714,000 provision for bad debt was recognized in the first quarter of 2001. There will be no guaranteed royalty minimums in 2002. Beginning in January 2002, royalties will be based on actual usage only, are not expected to exceed $130,000 per month, and are expected to sequentially decrease as the Agreement nears termination.

     LITIGATION

     On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against TradeStation Securities (then named onlinetradinginc.com corp.), Barry Goodman, Jan Bevivino, William L. Mark and Bear, Stearns Securities Corp. The Whighams alleged damages plus interest, costs, fees and treble damages. On May 8, 2001, the Whighams settled all of their claims against TradeStation Securities, Jan Bevivino, William L. Mark and Bear, Stearns Securities Corp. The settlement was not significant to the Company's financial statements.

     The Company is engaged in routine litigation incidental to, and part of the ordinary course of, its business. The Company does not believe that the results of any such pending litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(18) SEGMENT AND RELATED INFORMATION

     For the three years in the period ended December 31, 2001, TradeStation Group operated in two principal business segments: (i) brokerage services and
(ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.


                                                          As of or for the Years Ended December 31,
                                                  ----------------------------------------------------------
                                                      2001                    2000                    1999
                                                  ------------           ------------           ------------
     Revenues:
          Brokerage services                      $ 18,601,627           $ 17,933,750           $  9,782,370
          Software products and services            22,385,516             34,991,983             23,736,535
                                                  ------------           ------------           ------------
                                                  $ 40,987,143           $ 52,925,733           $ 33,518,905
                                                  ============           ============           ============
     (Loss) income from operations:
          Brokerage services                      $   (703,128)          $  1,152,588           $    552,000
          Software products and services           (17,132,312)           (14,517,520)            (6,480,993)
                                                  ------------           ------------           ------------
                                                  $(17,835,440)          $(13,364,932)          $ (5,928,993)
                                                  ============           ============           ============
     Identifiable assets:
          Brokerage services                      $ 20,144,278           $ 22,461,748           $ 19,360,804
          Software products and services             6,676,725             27,892,400             39,559,055
                                                  ------------           ------------           ------------
                                                  $ 26,821,003           $ 50,354,148           $ 58,919,859
                                                  ============           ============           ============
     Depreciation and amortization:
          Brokerage services                      $    815,356           $    693,176           $    131,163
          Software products and services             6,957,579              6,821,229              1,847,555
                                                  ------------           ------------           ------------
                                                  $  7,772,935           $  7,514,405           $  1,978,718
                                                  ============           ============           ============
     Capital expenditures:
          Brokerage services                      $     17,952           $    290,240           $    191,791
          Software products and services               527,836                749,125              1,594,178
                                                  ------------           ------------           ------------
                                                  $    545,788           $  1,039,365           $  1,785,969
                                                  ============           ============           ============

(19) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following tables summarize selected quarterly financial data for the years ended December 31, 2001 and 2000.


                                                                     2001
                             ----------------------------------------------------------------------------------------
                                 First            Second              Third             Fourth              Full
                                Quarter           Quarter             Quarter           Quarter             Year
                             ------------       ------------       ------------       ------------       ------------
Revenues                     $ 12,107,152       $ 10,593,479       $  9,175,203       $  9,111,309       $ 40,987,143
Loss from operations           (1,881,009)        (3,449,583)        (4,330,875)        (8,173,973)       (17,835,440)
Net loss                       (1,671,121)        (3,274,872)        (4,238,635)       (12,720,236)       (21,904,864)

Loss per share:
    Basic and diluted               (0.04)             (0.07)             (0.10)             (0.29)             (0.49)

Weighted average shares
   outstanding:
    Basic and diluted          44,307,025         44,485,540         44,520,498         44,521,893         44,458,689



                                                                     2000
                             ----------------------------------------------------------------------------------------
                                 First            Second              Third             Fourth              Full
                                Quarter           Quarter             Quarter           Quarter             Year
                             ------------       ------------       ------------       ------------       ------------
Revenues                     $ 12,908,359       $ 13,857,243       $ 12,665,133       $ 13,494,998       $ 52,925,733
Loss from operations           (4,229,871)        (2,475,148)        (1,502,535)        (5,157,378)       (13,364,932)
Net loss                       (4,131,242)        (2,459,809)        (1,537,292)        (5,346,667)       (13,475,010)

Loss per share:
    Basic and diluted               (0.09)             (0.06)             (0.03)             (0.12)             (0.31)

Weighted average shares
   outstanding:
    Basic and diluted          43,652,965         44,020,509         44,049,327         44,098,519         43,955,819


                    TRADESTATION GROUP INC. AND SUBSIDIARIES

                    INDEX TO CONSOLIDATED FINANCIAL SCHEDULE

Report of Independent Certified Public Accountants on Schedule.............  S-2

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2001, 2000 and 1999...........................................  S-3

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To TradeStation Group, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Miami, Florida,
   February 8, 2002.

                    TRADESTATION GROUP INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                              Balance at             Charged to                                    Balance at
                                             Beginning of            Costs and                                       End of
                                               Period                 Expenses              Deductions               Period
                                             ------------           ------------           ------------           ------------
Year ended December 31, 2001:
   Allowance for doubtful accounts           $         --           $    714,286           $   (714,286)          $         --
   Allowance for returns                               --                     --                     --                     --
   Deferred tax valuation allowance             5,248,500              7,329,373                     --             12,577,873
                                             ------------           ------------           ------------           ------------
                                             $  5,248,500           $  8,043,659           $   (714,286)          $ 12,577,873
                                             ============           ============           ============           ============

Year ended December 31, 2000:
   Allowance for doubtful accounts           $    716,000           $         --           $   (716,000)          $         --
   Allowance for returns                           83,000                 26,647               (109,647)                    --
   Deferred tax valuation allowance             2,769,000              2,479,500                     --              5,248,500
                                             ------------           ------------           ------------           ------------
                                             $  3,568,000           $  2,506,147           $   (825,647)          $  5,248,500
                                             ============           ============           ============           ============

Year ended December 31, 1999:
   Allowance for doubtful accounts           $  3,723,000           $     25,000           $ (3,032,000)          $    716,000
   Allowance for returns                        7,350,000                 83,000             (7,350,000)                83,000
   Deferred tax valuation allowance             3,009,000               (240,000)                    --              2,769,000
                                             ------------           ------------           ------------           ------------
                                             $ 14,082,000           $   (132,000)          $(10,382,000)          $  3,568,000
                                             ============           ============           ============           ============


                                  EXHIBIT INDEX

Exhibit
Number        Description
--------      ------------

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

10.4          TradeStation Group, Inc. Incentive Stock Plan
              ***#

10.5 TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (filed herewith)#

10.6 Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc. as amended (TradeStation Agreement)+

10.7 Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc. (SuperCharts Agreement)+

10.8 Standard Office Building Lease between 8700 Flagler, Ltd. and Omega Research, Inc., as amended by Memorandum of Commencement Date+

10.9          Form of Indemnification Agreement+

10.10         S Corporation Tax Allocation and Indemnification Agreement++

10.11         TradeStation Group, Inc. Employee Stock Purchase
              Plan***#

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

10.18 Employment Agreement dated as of January 19, 2000 between Farshid Tafazzoli and TradeStation Group, Inc.+++++#

10.19 Severance Agreement, dated July 20, 2001, between TradeStation Group, Inc. and Farshid Tafazzoli (without exhibit) (filed herewith)#

10.20         Employment Agreement dated as of January 19, 2000 between E.
              Steven zum Tobel and TradeStation Group, Inc.+++++#

10.21 Severance Agreement, dated July 20, 2001, between TradeStation Group, Inc. and E. Steven zum Tobel (without exhibit) (filed herewith)#

10.22         onlinetradinginc.com corp. 1999 Stock Option
              Plan***#

10.23         Window On WallStreet Inc. 1997 Long Term Incentive
              Plan***#

10.24         Clearing Agreement with Bear, Stearns Securities Corp.++++

10.25 Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P.++++

10.26         Form of Non-Competition and Non-Disclosure Agreement*

10.27 Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (filed herewith)

21.1          List of Subsidiaries+++++

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

+ Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

++ Previously filed as part of Amendment No.1 to Registration Statement No. 333-32077 of Omega Research, Inc. filed with the Commission on August 25, 1997.

+++ Previously filed as part of Annual Report on Form 10-K of Omega Research, Inc. for the fiscal year ended December 31, 1997.

++++ Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

+++++ Previously filed as part of the Annual Report on Form 10-K of TradeStation Group, Inc. filed with the Commission on March 30, 2001.

# Indicates a management contract or compensatory plan or arrangement.