Form 10-Q
period 2002-03-31
TRADESTATION GROUP INC
filed 2002-04-22
CIK 1111559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2002

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________  to _______________

                         Commission file number 0-31049

                            TRADESTATION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                            65-0977576
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

               8700 WEST FLAGLER STREET, MIAMI, FLORIDA    33174
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 485-7000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

    AS OF APRIL 18, 2002, THERE WERE 44,547,816 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets
             March 31, 2002 (unaudited) and December 31, 2001................ 3

          Consolidated Statements of Operations
             Three months ended March 31, 2002 and 2001 (unaudited).......... 4

          Consolidated Statements of Cash Flows
             Three months ended March 31, 2002 and 2001 (unaudited).......... 5

          Notes to Consolidated Financial Statements......................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........15

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..........................16

Item 6.   Exhibits and Reports on Form 8-K...................................16

Signature ...................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            MARCH 31,        DECEMBER 31,
                                                             2002               2001
                                                          ------------      ------------
                                                          (UNAUDITED)
ASSETS:

   Cash and cash equivalents (Note 5)                     $ 18,009,338      $ 19,981,591
   Receivables from clearing firms                           1,032,275           255,146
   Securities owned, at market value (Note 5)                  415,928           415,928
   Accounts receivable                                         246,607           330,300
   Property and equipment, net                               3,509,748         3,224,518
   Intangible assets, net                                    1,592,324         1,748,096
   Other assets                                                824,874           865,424
                                                          ------------      ------------

         Total assets                                     $ 25,631,094      $ 26,821,003
                                                          ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:

   Accounts payable                                       $  1,827,020      $  1,596,244
   Accrued expenses                                          6,654,522         6,013,038
   Capital lease obligations                                 1,690,385         1,406,872
   Deferred revenue                                            222,405           347,336
                                                          ------------      ------------
         Total liabilities                                  10,394,332         9,363,490
                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:

   Preferred stock, $.01 par value; 25,000,000
     shares authorized, none issued and outstanding                 --                --
   Common stock, $.01 par value; 200,000,000
     shares authorized, 44,547,816 and 44,547,316
     issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively                           445,478           445,473
   Additional paid-in capital                               51,640,544        51,609,498
   Accumulated deficit                                     (36,849,260)      (34,597,458)
                                                          ------------      ------------
         Total shareholders' equity                         15,236,762        17,457,513
                                                          ------------      ------------

         Total liabilities and shareholders' equity       $ 25,631,094      $ 26,821,003
                                                          ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ------------------------------
                                                               2002              2001
                                                            ------------      ------------
REVENUES:
  Brokerage revenues                                        $  6,848,266      $  5,081,966
  Subscription fees                                            1,660,142         2,753,807
  Other                                                        1,170,780         4,271,379
                                                            ------------      ------------
    Total revenues                                             9,679,188        12,107,152
                                                            ------------      ------------

OPERATING EXPENSES:
  Clearing and execution costs                                 1,939,896         1,589,811
  Data center costs                                            1,212,165         1,364,613
  Technology development                                       2,347,119         2,441,894
  Sales and marketing                                          3,239,507         3,038,066
  General and administrative                                   2,923,748         4,035,565
  Amortization of intangibles                                    255,772         1,518,212
                                                            ------------      ------------
    Total operating expenses                                  11,918,207        13,988,161
                                                            ------------      ------------
    Loss from operations                                      (2,239,019)       (1,881,009)

OTHER INCOME (EXPENSE), net                                      (12,783)          221,634
                                                            ------------      ------------
    Loss before income taxes                                  (2,251,802)       (1,659,375)

INCOME TAX PROVISION                                                  --            11,746
                                                            ------------      ------------
    Net loss                                                $ (2,251,802)     $ (1,671,121)
                                                            ============      ============

LOSS PER SHARE:
  Basic and diluted                                         $      (0.05)     $      (0.04)
                                                            ============      ============


WEIGHTED AVERAGE SHARES
OUTSTANDING:

  Basic and diluted                                           44,547,816        44,307,025
                                                            ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             ------------------------------
                                                                 2002              2001
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $ (2,251,802)     $ (1,671,121)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                715,944         1,887,157
     Provision for bad debts                                           --           714,286
     Compensation expense on stock option grants                   30,386            37,590
     (Increase) decrease in:
       Receivables from clearing firms                           (777,129)          (77,922)
       Accounts receivable                                         83,693          (912,253)
       Other assets                                                40,550          (775,382)
     Increase (decrease) in:
       Accounts payable                                           230,776          (832,725)
       Accrued expenses                                           641,484          (577,009)
       Income taxes payable                                            --          (783,153)
       Deferred revenue                                          (124,931)          274,201
                                                             ------------      ------------
         Net cash used in operating activities                 (1,411,029)       (2,716,331)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (192,959)         (893,471)
   Purchases of securities owned                                       --           (98,580)
   Acquisition of data rights and other intangibles              (100,000)         (125,000)
                                                             ------------      ------------
         Net cash used in investing activities                   (292,959)       (1,117,051)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                             665               411
   Repayment of capital lease obligations                        (268,930)          (21,450)
                                                             ------------      ------------
         Net cash used in financing activities                   (268,265)          (21,039)
                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,972,253)       (3,854,421)
CASH AND CASH EQUIVALENTS, beginning of period                 19,981,591        18,394,996
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                     $ 18,009,338      $ 14,540,575
                                                             ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest                                    $     81,155      $     10,125
                                                             ============      ============
   Cash paid for income taxes                                $         --      $    794,899
                                                             ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
   Equipment acquired under capital lease obligations        $    552,443      $         --
                                                             ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (ALL NOTES AND RELATED DISCLOSURES APPLICABLE
        TO THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 ARE UNAUDITED)

     TradeStation Group, Inc. ("TradeStation Group" or the "Company"), a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol "TRAD." TradeStation Securities, Inc. ("TradeStation Securities") and TradeStation Technologies, Inc. ("TradeStation Technologies") are TradeStation Group's two operating subsidiaries. The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)  LOSS PER SHARE

     Weighted average shares outstanding for the three months ended March 31, 2002 and 2001 were 44,547,816 and 44,307,025, respectively. Basic and diluted loss per share were the same for all periods presented as all common stock equivalents, such as stock options and warrants, were antidilutive.

     Options and warrants outstanding for the three months ended March 31, 2002 and 2001, none of which were included in the calculation of diluted loss per share because their impact was antidilutive, are as follows:

                                       FOR THE THREE MONTHS
                                          ENDED MARCH 31,
                                      -----------------------
                                         2002          2001
                                      ---------     ---------

     Options                          6,826,521     6,083,165
                                      =========     =========

     Warrants                           386,370       386,370
                                      =========     =========

     In February 1998, a former officer of TradeStation Securities received 763,199 shares of common stock in connection with his employment, subject to repurchase by TradeStation Securities in the event of his resignation or termination for cause prior to February 28, 2001. The redemption provision with respect to two-thirds of these shares expired on February 29, 2000, and the remaining one-third expired on February 28, 2001. Prior to the expiration of the relative redemption provisions, the shares remaining subject to redemption were excluded from basic and diluted weighted average shares outstanding, as they were antidilutive.

(2)  ACCRUED EXPENSES

     Accrued expenses consist of the following as of March 31, 2002 and December 31, 2001:

                                                   MARCH 31,    DECEMBER 31,
                                                     2002           2001
                                                  ----------     ----------
     Payroll and related accruals                 $1,255,610     $1,216,440
     Data and exchange fees                          883,342        887,725
     Estimated loss on sublease of facilities        820,000        380,000
     Consulting and professional fees                782,350        620,751
     Uninsured loss reserves                         600,000        550,000
     Returns                                         325,000        546,000
     Other                                         1,988,220      1,812,122
                                                  ----------     ----------
                                                  $6,654,522     $6,013,038
                                                  ==========     ==========

     "Other" includes clearing deposits, event termination fees, commissions to third parties, and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(3)  COMPREHENSIVE LOSS

     Comprehensive loss is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive loss is equal to net loss for all periods presented.

(4)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. The January 1, 2002 adoption of SFAS No. 142 did not have any impact on the Company's consolidated financial position, results of operations or cash flows as the Company has no goodwill or intangible assets with indefinite useful lives.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the statement of operations, but broadens the presentation to include a component of an entity. The January 1, 2002 adoption of SFAS No. 144 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

(5)  COMMITMENTS AND CONTINGENCIES

     RESTRICTED CASH AND MARKETABLE SECURITIES

     As of March 31, 2002, the Company had $3.9 million of restricted cash and securities, as follows: (i) $2.4 million of cash supporting a ten-year real property lease agreement; (ii) $1.0 million of cash securing a letter of credit, which secures equipment leases; (iii) $315,000 of securities securing a stand-by letter of credit, which secures an equipment lease; and (iv) $200,000 of cash securing a credit card clearing agreement.

     PURCHASE OBLIGATION

     As of March 31, 2002, the Company has an obligation to purchase approximately $1.1 million of television advertising through the end of 2002.

     LITIGATION

     The Company is engaged in routine litigation incidental to, and part of the ordinary course of, its business. The Company does not believe that the results of any such pending litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(6)  SEGMENT AND RELATED INFORMATION

     For the three months ended March 31, 2002 and 2001, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

                                                    FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                             ------------------------------
                                                 2002              2001
                                             ------------      ------------
     Revenues:
          Brokerage services                 $  6,848,266      $  5,081,966
          Software products and services        3,552,422         7,025,186
          Eliminations                           (721,500)               --
                                             ------------      ------------
                                             $  9,679,188      $ 12,107,152
                                             ============      ============

     (Loss) income from operations:
          Brokerage services                 $   (211,328)     $    583,478
          Software products and services       (2,027,691)       (2,464,487)
                                             ------------      ------------
                                             $ (2,239,019)     $ (1,881,009)
                                             ============      ============

                                                MARCH 31,      DECEMBER 31,
                                                 2002              2001
                                             ------------      ------------
     Identifiable assets:
          Brokerage services                 $ 21,237,903      $ 20,144,278
          Software products and services        4,393,191         6,676,725
                                             ------------      ------------
                                             $ 25,631,094      $ 26,821,003
                                             ============      ============

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

RESULTS OF OPERATIONS

     TradeStation Group operated in two principal business segments: brokerage services and software products and services. All intercompany transactions are eliminated in consolidation. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment:

                                                  THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                    MARCH 31, 2002                               MARCH 31, 2001
                                    ---------------------------------------------    ------------------------------------------
                                                 SOFTWARE                                       SOFTWARE
                                                 PRODUCTS                                       PRODUCTS
                                    BROKERAGE      AND        ELIMIN-                BROKERAGE    AND        ELIMIN-
                                    SERVICES     SERVICES     ATIONS      TOTAL      SERVICES   SERVICES     ATIONS      TOTAL
                                    ---------    --------    --------    --------    --------   --------    --------   --------
                                                     (In thousands)                            (In thousands)
Revenues:
   Brokerage revenues                $  6,848    $     --    $     --    $  6,848    $  5,082   $     --    $     --   $  5,082
   Subscription fees                       --       2,381        (721)      1,660          --      2,754          --      2,754
   Other                                   --       1,171          --       1,171          --      4,271          --      4,271
                                     --------    --------    --------    --------    --------   --------    --------   --------
     Total revenues                     6,848       3,552        (721)      9,679       5,082      7,025          --     12,107
                                     --------    --------    --------    --------    --------   --------    --------   --------
Operating expenses:
   Clearing and execution costs .       1,940          --          --       1,940       1,590         --          --      1,590
   Data center costs                      721       1,212        (721)      1,212          --      1,365          --      1,365
   Technology development                 107       2,240          --       2,347          --      2,442          --      2,442
   Sales and marketing                  2,876         363          --       3,239       1,709      1,329          --      3,038
   General and administrative           1,415       1,509          --       2,924       1,048      2,987          --      4,035
   Amortization of intangibles             --         256          --         256         152      1,366          --      1,518
                                     --------    --------    --------    --------    --------   --------    --------   --------
     Total operating expenses           7,059       5,580        (721)     11,918       4,499      9,489          --     13,988
                                     --------    --------    --------    --------    --------   --------    --------   --------
     (Loss) income from operations   $   (211)   $ (2,028)   $     --    $ (2,239)   $    583   $ (2,464)   $     --   $ (1,881)
                                     ========    ========    ========    ========    ========   ========    ========   ========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2001 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     BROKERAGE REVENUES. Brokerage revenues are a key component of our results of operations and are comprised mainly of transactional fee income for securities and futures transactions. Brokerage revenues and related clearing costs are recorded on a trade date basis as transactions occur.

     INCOME TAXES. Management determines any valuation allowance recorded against our net deferred tax assets, which includes the benefit from net operating loss carryforwards. For all periods presented, a valuation allowance was recorded to offset the tax benefit of all current period changes in deferred taxes. During the 2001 fourth quarter, we recorded a $4.8 million charge establishing a full valuation allowance against our previously recorded deferred tax assets. As of March 31, 2002, we have approximately $13.3 million of deferred tax assets that have been fully reserved, not reflected on the balance sheet, and the benefit of which has not been recorded through the statement of operations.

     INSURANCE CLAIM. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client's account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded on our balance sheet has been fully reserved. While no assurances can be given, the Company and its advisors continue to believe the Company has a valid claim under its insurance policy. The Company intends to vigorously pursue collection of this claim. Any differences from our current estimate will be reflected in future operations.

     SUBLEASE OF FACILITIES. After the December 2000 merger with TradeStation Securities, we are consolidating our Florida operations to more effectively operate our business. Based upon advice from our outside real estate advisors, using current market factors, we estimated the potential losses relating to the sublease of facilities that we will no longer occupy. During the 2002 first quarter, we increased our estimated loss accrual by $440,000, to a total of $820,000.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

OVERALL

     Total revenues were $9.7 million for the three months ended March 31, 2002, as compared to $12.1 million for the three months ended March 31, 2001, a decrease of $2.4 million, or 20%, due primarily to a decrease in other revenues (which now include licensing fees), partially offset by an increase in brokerage revenues.

     Loss from operations was $2.2 million for the three months ended March 31, 2002, as compared to $1.9 million for the three months ended March 31, 2001, an increase of $358,000, or 19%. This increase related primarily to lower revenues, partially offset by lower amortization of intangibles (resulting from the 2001 fourth quarter impairment charge that reduced intangibles to their estimated fair value) and lower general and administrative expenses.

     Other income (expense), net consists primarily of interest expense related to capital lease obligations offset by interest income earned on our cash and marketable securities. Other income (expense), net was an expense of $13,000 for the three months ended March 31, 2002, as compared to income of $222,000 for the three months ended March 31, 2001, a decrease of $235,000, or 106%, due primarily to a $167,000 decrease in interest income related to lower interest rates and an increase of $68,000 in interest expense related to additional obligations under capital leases.

BROKERAGE SERVICES SEGMENT

REVENUES

     BROKERAGE REVENUES. Brokerage revenues are comprised primarily of fees earned from brokerage transactions and interest earned from interest revenue sharing arrangements with the brokerage's clearing firms. For the three months ended March 31, 2002, brokerage revenues were $6.8 million, including $6.4 million of brokerage fees, as compared to $5.1 million, including $4.8 million of brokerage fees, for the same period in 2001. This increase of $1.7 million, or 35%, is primarily due to increased trading volume related to customer account growth from our TRADESTATION 6 trading platform launched on June 27, 2001. On March 27, 2002, we launched a new brokerage commission plan that charges active traders fees based solely upon the share volume of their trades. Given this recent change to our brokerage commission pricing structure, and the continued uncertainties surrounding the online brokerage market generally, the impact of this pricing change is not yet known.

OPERATING EXPENSES

     CLEARING AND EXECUTION COSTS. Clearing and execution costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and execution costs were $1.9 million for the three months ended March 31, 2002, as compared to $1.6 million for the three months ended March 31, 2001, an increase of $350,000, or 22%, primarily as a result of increased trading volume. Clearing and execution costs as a percentage of brokerage fees decreased to 30% for the three months ended March 31, 2002, from 33% for the three months ended March 31, 2001, due to lower third-party broker-dealer commissions during 2002.

     DATA CENTER COSTS. Data center costs represent intercompany subscription fees paid to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients. Data center costs for the three months ended March 31, 2002 were $721,000. There were no data center costs for the brokerage segment during the three months ended March 31, 2001, as the data service platform developed by the software products and services segment was not launched until June 27, 2001. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - REVENUES - SUBSCRIPTION FEES" AND "- OPERATING EXPENSES - DATA CENTER COSTS."

     TECHNOLOGY DEVELOPMENT. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its online trading customers. Technology development expenses for the three months ended March 31, 2002 were $107,000. There were no technology development expenses for the brokerage segment during the three months ended March 31, 2001. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - TECHNOLOGY DEVELOPMENT."

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee-related costs for sales, customer support centers, marketing and order desk, as well as brokers' commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web site maintenance and administration costs. Sales and marketing expenses were $2.9 million for the three months ended March 31, 2002, as compared to $1.7 million for the three months ended March 31, 2001, an increase of $1.2 million, or 68%. This increase was due primarily to increased advertising and promotional costs of $795,000 and increased personnel and related costs of $412,000. Sales and marketing expenses, as a percentage of brokerage revenues, were 42% for the three months ended March 31, 2002, as compared to 34% for the three months ended March 31, 2001. We believe that, in the future, the absolute dollar amount of sales and marketing expenses will increase as we continue to market the TRADESTATION 6 brokerage platform. The level of such increase will depend upon the extent to which such brokerage services are aggressively marketed and the rate of customer account growth.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, finance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $1.4 million for the three months ended March 31, 2002, as compared to $1.0 million for the three months ended March 31, 2001, an increase of $367,000, or 35%. This increase is due primarily to an increase in facility costs of $450,000, mainly related to the estimated loss on the sublease of facilities that as a result of our consolidation will no longer be occupied, and an increase in personnel and related costs of $334,000, partially offset by a decrease in uninsured loss provisions of $269,000, and, to a lesser extent, decreases in insurance costs and consulting and professional fees.

     AMORTIZATION OF INTANGIBLES. Historically, amortization of intangible assets was related to the December 1999 acquisition of the customer accounts of Newport Discount Brokerage, Inc. ("Newport"), which was accounted for under the purchase method of accounting. In December 2001, based upon our decision to sell the Newport accounts (as they do not meet the requirements of our active and institutional trader business model), we determined that certain of these intangible assets were impaired and, therefore, they were reduced to their estimated fair value. Currently, the remaining Newport intangible assets are held for sale and, accordingly, have not been amortized during 2002. Until sold, the assets will be periodically tested for impairment. Amortization of intangibles for the three months ended March 31, 2001 was $152,000.

SOFTWARE PRODUCTS AND SERVICES SEGMENT

REVENUES

     TOTAL REVENUES. Total revenues were $3.6 million for the three months ended March 31, 2002, as compared to $7.0 million for the same period in 2001, a decrease of $3.4 million, or 49%, due primarily to a decrease in other revenues (which now include licensing fees).

     SUBSCRIPTION FEES. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees also include intercompany revenue for providing this software to the brokerage customers of TradeStation Securities. Subscription fees were $2.4 million, including $721,000 of intercompany revenue, for the three months ended March 31, 2002, as compared to $2.8 million for the three months ended March 31, 2001, a decrease of $373,000, or 14%. This decrease was due primarily to our decision not to actively market subscription services since December 2000, but rather focus on the growth of our brokerage business.

     OTHER REVENUES. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees that are derived from sales of our legacy client software products. Other revenues were $1.2 million for the three months ended March 31, 2002, as compared to $4.3 million for the three months ended March 31, 2001, a decrease of $3.1 million, or 73%. This expected decrease was due primarily to a decrease in royalties resulting from the expiration of a minimum royalty arrangement with a third party, and decreased licensing fees resulting from the May 2001 discontinuation of active marketing of client software products. As a result of these factors, other revenues are expected to continue to decrease in future quarters.

OPERATING EXPENSES

     DATA CENTER COSTS. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent for facilities, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended March 31, 2002 were $1.2 million, as compared to $1.4 million for the three months ended March 31, 2001, a decrease of $153,000, or 11%. The decrease is primarily due to lower data distribution and exchange fees resulting from a lower subscriber base.

     TECHNOLOGY DEVELOPMENT. Technology development expenses include expenses associated with: the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, and consulting fees. The TradeStation Technologies subsidiary owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $2.2 million for the three months ended March 31, 2002, as compared to $2.4 million for the three months ended March 31, 2001, a decrease of $202,000, or 8%, due primarily to lower personnel and related costs of $161,000, and, to a lesser extent, lower facility costs.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of: marketing programs, including advertising, brochures, and direct mail programs; sales commissions; personnel costs for marketing and customer support centers; and Web site maintenance and administration costs. Sales and marketing expenses were $363,000 for the three months ended March 31, 2002, as compared to $1.3 million for the three months ended March 31, 2001, a decrease of $1.0 million, or 73%, due primarily to decreased personnel and related costs of $519,000 and decreased advertising and promotional costs of $270,000. Sales and marketing expenses as a percentage of total software products and services revenues decreased to 10% for the three months ended March 31, 2002, as compared to 19% for the three months ended March 31, 2001. Sales and marketing expenses are expected to continue to decrease as most future marketing efforts will be focused on the brokerage services segment. See "BROKERAGE SERVICES SEGMENT - SALES AND MARKETING."

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; insurance; and provision for bad debts. General and administrative expenses were $1.5 million for the three months ended March 31, 2002, as compared to $3.0 million for the three months ended March 31, 2001, a decrease of $1.5 million, or approximately 49%, due primarily to a 2001 first quarter provision for bad debts of $714,000, and lower personnel and related costs of $639,000. The provision for bad debts relates to the portion of TradeStation Technologies' 2001 royalty receivable that was part of a "pre-petition" estate in a Chapter 11 bankruptcy filed in February 2001, and was not paid as a result of the rejection of that agreement in those bankruptcy proceedings.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles includes, primarily, amortization related to the October 1999 acquisition of Window On WallStreet accounted for under the purchase method of accounting and is being amortized over the assets' estimated useful lives, which range from three to four years, and also includes amortization of data rights and other intangibles. Amortization of intangibles was $256,000 for the three months ended March 31, 2002, as compared to $1.4 million for the three months ended March 31, 2001, a decrease of $1.1 million, or 81%. The decrease is due to the December 2001 adjustment that reduced the value of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet to their current fair value, resulting from our decision, made and implemented in the fourth quarter of 2001, to upgrade all WINDOWONWALLSTREET.COM subscribers to TRADESTATION 6.

INCOME TAXES

     For the three months ended March 31, 2001, taxes totaling $12,000 were only provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during the three months ended March 31, 2002 and 2001.

VARIABILITY OF RESULTS

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year, particularly given that we have recently completed a transition to a new business model and to our recent decision to restructure our commission pricing for brokerage customers. Our quarterly revenues and operating results have varied in the past, and are likely to vary even more in the future due to that transition to the new business model. Such fluctuations may result in volatility in the price of our common stock. As budgeted expenses are based upon expected revenues, if actual quarterly revenues are below management's expectations, then results of operations are likely to be adversely affected because a large amount of our expenses do not vary with revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and services and/or enhancements, fluctuations in the share volume of exchange transactions, conditions in the economy and securities markets, fluctuations in number and share volume of client trades, additional pricing changes, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by us or our competitors, and other factors. Such fluctuations may result in volatility in the price of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had cash and cash equivalents of approximately $18.0 million and securities owned of $416,000. Of these amounts, $3.9 million is restricted, held to support a facility lease, two stand-by letters of credit securing equipment leases and a credit card clearing agreement. See Note 5 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES -- RESTRICTED CASH AND MARKETABLE SECURITIES.

     During the first quarter of 2002, equipment valued at $552,000 was acquired under a capital lease obligation for use at our data server farms. This lease replaced certain operating leases. A summary of our capital and operating leases as well as our purchase obligations as of March 31, 2002 is as follows:

                       CAPITAL
                        LEASE      OPERATING       PURCHASE
      YEAR          OBLIGATIONS      LEASES       OBLIGATIONS      TOTAL
      -----        ------------   -------------  -------------  ------------
     2002            $   905,630    $ 2,098,563    $ 1,126,694    $ 4,130,887
     2003                784,755      2,319,886             --      3,104,641
     2004                     --      2,058,356             --      2,058,356
     2005                     --      1,955,643             --      1,955,643
     2006                     --      1,987,142             --      1,987,142
     Thereafter               --      9,742,567             --      9,742,567
                     -----------    -----------    -----------    -----------
          Total      $ 1,690,385    $20,162,157    $ 1,126,694    $22,979,236
                     ===========    ===========    ===========    ===========

     The purchase obligation relates to television advertising. In addition, in connection with the relocation of our three Florida offices to one, new Florida location, we have signed an agreement to acquire approximately $450,000 of furniture under another capital lease obligation. The acquisition of this furniture is expected to take place during the second quarter of 2002. Also, in connection with the expected growth of our brokerage business and the relocation of our Florida offices, we anticipate acquiring in the form of capital and/or operating leases an additional $500,000 to $800,000 of equipment.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash used in operating activities during the three months ended March 31, 2002 totaled $1.4 million, compared to $2.7 million in the comparable period of 2001. Net cash used in operating activities during the three months ended March 31, 2002 was primarily due to operating losses. Net cash used in operating activities during the three months ended March 31, 2001 was primarily due to increases in accounts receivable and other assets and significant decreases in merger and non-recurring accounts payable and accrued expenses and income taxes payable.

     Investing activities used cash of $293,000 and $1.1 million during the three months ended March 31, 2002 and 2001, respectively. The decrease in cash used in investing activities was due primarily to lower payments for capital expenditures in 2002.

     Financing activities used cash of $268,000 and $21,000 during the three months ended March 31, 2002 and 2001, respectively, due primarily to repayment of capital lease obligations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. The January 1, 2002 adoption of SFAS No. 142 did not have any impact on our consolidated financial position, results of operations or cash flows as we have no goodwill or intangible assets with indefinite useful lives.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the statement of operations, but broadens the presentation to include a component of an entity. The January 1, 2002 adoption of SFAS No. 144 did not have any impact on our consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

     This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "contemplates," "may," "will," "shall," "assuming," "prospect," "should," "could," "would," "looking forward" and similar expressions, to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks generally, include, but are not limited to, the items described in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as in other sections of this report and in our other public filings and press releases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  SALES OF UNREGISTERED SECURITIES

     During the three months ended March 31, 2002, we issued to 216 employees (including 3 executive officers) options to purchase an aggregate of approximately 1.1 million shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at a price of $1.47 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     During the three months ended March 31, 2002, we also issued to one non-employee director options to purchase an aggregate of 25,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $1.17 per share, which was the fair market value (as defined in our Nonemployee Director Stock Option Plan) of our common stock on the date the options were granted. The options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

     During the three months ended March 31, 2002, we also issued to one non-employee consultant options to purchase an aggregate of 40,000 shares of common stock. Such options vested 100% on the grant date and are exercisable at a price of $1.47 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. These were granted as nonqualified options under our Incentive Stock Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, we did not issue or sell any unregistered securities during the first quarter of 2002.

(d)  USE OF PROCEEDS

     TradeStation Securities (then known as onlinetradinginc.com corp.) effected an initial public offering pursuant to a Registration Statement on Form SB-2 (File No. 333-75119), which was declared effective by the Securities and Exchange Commission on June 11, 1999. For a description of the use of proceeds from such offering, see Item 2 in Part II of onlinetradinginc.com corp.'s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2000. In addition, since October 31, 2000, approximately $4.0 million was used for working capital, $2.0 million was used to pay merger costs, $1.0 million was used for capital expenditures and acquisition of data rights and other intangible assets, and approximately $700,000 was used to pay capital lease obligations. The balance of approximately $2.1 million continues to be invested in money market funds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS ON FORM 8-K

     On January 17, 2002, we filed a Current Report on Form 8-K, for an event on January 17, 2002, reporting in Item 9 thereof our 2002 Business Outlook and that our fourth quarter 2001 financial results included (a) a $5.3 million, non-cash charge relating to the impairment of goodwill and certain intangible assets and
(b) a $4.8 million, non-cash charge to provide a full valuation allowance against deferred tax assets.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TradeStation Group, Inc.
                                 Registrant

APRIL 22, 2002                   /s/ DAVID H. FLEISCHMAN
--------------                   ----------------------------------------------
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