Form 10-Q
period 2002-06-30
TRADESTATION GROUP INC
filed 2002-08-02
CIK 1111559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission file number 0-31049


                            TRADESTATION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                    65-0977576
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


          8050 S.W. 10TH STREET, SUITE 4000, PLANTATION, FLORIDA 33324
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  954-652-7000
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


                 8700 WEST FLAGLER STREET, MIAMI, FLORIDA 33174
          ------------------------------------------------------------
                 (Former address of principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    AS OF JULY 26, 2002, THERE WERE 44,568,524 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                     June 30, 2002 (unaudited) and December 31, 2001......................................   3

                  Consolidated Statements of Operations
                     Three and six months ended June 30, 2002 and 2001 (unaudited)........................   4

                  Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001 (unaudited)..................................   5

                  Notes to Consolidated Financial Statements..............................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations................................................................  10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..............................  19

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds...............................................  20

Item 6.           Exhibits and Reports on Form 8-K........................................................  20

Signature         ........................................................................................  21


                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,         DECEMBER 31,
                                                             2002               2001
                                                         ------------       ------------
                                                         (UNAUDITED)
ASSETS:
-------

   Cash and cash equivalents (Note 5)                    $ 19,368,941       $ 19,981,591
   Receivables from clearing firms                          1,418,404            255,146
   Securities owned, at market value                          104,370            415,928
   Accounts receivable                                        204,475            330,300
   Property and equipment, net                              3,516,631          3,224,518
   Intangible assets, net                                     621,276          1,748,096
   Other assets                                             1,176,856            865,424
                                                         ------------       ------------

         Total assets                                    $ 26,410,953       $ 26,821,003
                                                         ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

LIABILITIES:
   Accounts payable                                      $  2,020,018       $  1,596,244
   Accrued expenses                                         6,655,667          6,013,038
   Capital lease obligations                                1,908,010          1,406,872
   Deferred revenue                                           220,717            347,336
                                                         ------------       ------------
         Total liabilities                                 10,804,412          9,363,490
                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000
     shares authorized, none issued and outstanding                --                 --
   Common stock, $.01 par value; 200,000,000
     shares authorized, 44,568,393 and 44,547,316
     issued and outstanding at June 30, 2002 and
     December 31, 2001, respectively                          445,684            445,473
   Additional paid-in capital                              51,668,839         51,609,498
   Accumulated deficit                                    (36,507,982)       (34,597,458)
                                                         ------------       ------------
         Total shareholders' equity                        15,606,541         17,457,513
                                                         ------------       ------------

         Total liabilities and shareholders' equity      $ 26,410,953       $ 26,821,003
                                                         ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                              JUNE 30,
                                                -------------------------------       -------------------------------
                                                   2002               2001               2002               2001
                                                ------------       ------------       ------------       ------------
REVENUES:
     Brokerage revenues                         $  9,797,580       $  4,110,868       $ 16,645,846       $  9,192,834
     Subscription fees                             1,533,129          2,644,750          3,193,271          5,398,557
     Other                                           892,080          3,837,861          2,062,861          8,109,240
                                                ------------       ------------       ------------       ------------

         Total revenues                           12,222,789         10,593,479         21,901,978         22,700,631
                                                ------------       ------------       ------------       ------------

OPERATING EXPENSES:
     Clearing and execution costs                  2,429,540          1,346,384          4,369,435          2,936,195
     Data center costs                             1,211,031          1,311,068          2,423,196          2,675,681
     Technology development                        2,340,641          3,386,789          4,687,761          5,828,683
     Sales and marketing                           3,506,201          3,302,556          6,745,710          6,340,622
     General and administrative                    2,496,305          3,154,302          5,420,051          7,189,867
     Amortization of intangibles                     258,548          1,541,963            514,320          3,060,175
                                                ------------       ------------       ------------       ------------

         Total operating expenses                 12,242,266         14,043,062         24,160,473         28,031,223
                                                ------------       ------------       ------------       ------------

         Loss from operations                        (19,477)        (3,449,583)        (2,258,495)        (5,330,592)

OTHER INCOME, net                                    361,081            179,607            348,297            401,241
                                                ------------       ------------       ------------       ------------

         Income (loss) before income taxes           341,604         (3,269,976)        (1,910,198)        (4,929,351)

INCOME TAX PROVISION                                     326              4,896                326             16,642
                                                ------------       ------------       ------------       ------------

         Net income (loss)                      $    341,278       $ (3,274,872)      $ (1,910,524)      $ (4,945,993)
                                                ============       ============       ============       ============


EARNINGS (LOSS) PER SHARE:
     Basic                                      $       0.01       $      (0.07)      $      (0.04)      $      (0.11)
                                                ============       ============       ============       ============
     Diluted                                    $       0.01       $      (0.07)      $      (0.04)      $      (0.11)
                                                ============       ============       ============       ============


WEIGHTED AVERAGE SHARES
  OUTSTANDING:
     Basic                                        44,547,816         44,485,540         44,547,816         44,396,283
                                                ============       ============       ============       ============
     Diluted                                      44,600,584         44,485,540         44,547,816         44,396,283
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

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                  -------------------------------
                                                                       2002               2001
                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (1,910,524)      $ (4,945,993)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                   1,517,584          3,801,518
     Provision for bad debts                                                --            714,286
     Gain on sale of intangible assets                                (287,500)                --
     Compensation expense on stock option grants                        37,692             75,180
     (Increase) decrease in:
       Receivables from clearing firms                              (1,163,258)           650,915
       Accounts receivable                                             125,825           (926,853)
       Other assets                                                   (311,432)        (2,935,381)
       Income tax receivable                                                --          8,542,413
     Increase (decrease) in:
       Accounts payable                                                423,774         (1,824,009)
       Accrued expenses                                                642,629            453,819
       Income tax payable                                                   --           (869,707)
       Deferred revenue                                               (126,619)            65,682
                                                                  ------------       ------------
         Net cash (used in) provided by operating activities        (1,051,829)         2,801,870
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (246,055)          (396,350)
   Purchases of securities owned                                        (2,970)        (1,436,103)
   Redemption of/proceeds from maturity of securities owned            314,528             92,380
   Acquisition of data rights and other intangibles                   (100,000)          (125,000)
   Proceeds from sale of intangibles                                 1,000,000                 --
                                                                  ------------       ------------
         Net cash provided by (used in) investing activities           965,503         (1,865,073)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                               21,860             69,094
   Repayment of capital lease obligations                             (548,184)           (43,368)
                                                                  ------------       ------------
         Net cash (used in) provided by financing activities          (526,324)            25,726
                                                                  ------------       ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                    (612,650)           962,523
CASH AND CASH EQUIVALENTS, beginning of period                      19,981,591         18,394,996
                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                          $ 19,368,941       $ 19,357,519
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest                                         $    124,874       $     54,872
                                                                  ============       ============
   Cash paid for income taxes                                     $         --       $    900,354
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
   Equipment acquired under capital lease obligations             $  1,049,322       $  1,296,123
                                                                  ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (ALL NOTES AND RELATED DISCLOSURES APPLICABLE
     TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 ARE UNAUDITED)

     TradeStation Group, Inc. ("TradeStation Group" or the "Company"), a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol "TRAD." TradeStation Securities, Inc. ("TradeStation Securities") and TradeStation Technologies, Inc. ("TradeStation Technologies") are TradeStation Group's two operating subsidiaries. The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2002, the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated cash flows for the six months ended June 30, 2002 and 2001 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)  EARNINGS (LOSS) PER SHARE

     Weighted average shares outstanding for the three and six months ended June 30, 2002 and 2001 are calculated as follows:

                                            FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                          --------------------------      --------------------------
                                             2002            2001            2002            2001
                                          ----------      ----------      ----------      ----------
Weighted average shares
  outstanding (basic)                     44,547,816      44,485,540      44,547,816      44,396,283
Impact of dilutive options after
  applying the treasury stock method          52,768              --              --              --
                                          ----------      ----------      ----------      ----------
Weighted average shares
  outstanding (diluted)                   44,600,584      44,485,540      44,547,816      44,396,283
                                          ==========      ==========      ==========      ==========

     Options and warrants outstanding for the three and six months ended June 30, 2002 and 2001, which are not included in the calculation of diluted earnings
(loss) per share because their impact is antidilutive, are as follows:

                                         FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                             ENDED JUNE 30,                ENDED JUNE 30,
                                    ----------------------------    ----------------------------
                                        2002            2001           2002            2001
                                    ------------    ------------    -----------    -------------
Options                                6,574,791       6,057,731      6,722,481        6,057,731
                                    ============    ============    ===========    =============

Warrants                                 386,370         386,370        386,370          386,370
                                    ============    ============    ===========    =============

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

(2)  INTANGIBLE ASSETS, NET

     Intangible assets, net consist of the following as of June 30, 2002 and December 31, 2001:

                                                                        JUNE 30, 2002
                                                       -------------------------------------------------------
                                                             GROSS                                    NET
                                                           CARRYING           ACCUMULATED          CARRYING
                                                            AMOUNT           AMORTIZATION           AMOUNT
                                                       ----------------    ---------------     ---------------
     Purchased technology                              $      7,600,000    $    (7,333,333)    $       266,667
     Customer lists                                             936,901           (930,474)              6,427
     Other                                                      947,900           (599,718)            348,182
                                                       ----------------    ---------------     ---------------
         Total intangible assets                       $      9,484,801    $    (8,863,525)    $       621,276
                                                       ================    ===============     ===============



                                                                           DECEMBER 31, 2001
                                                       -------------------------------------------------------
                                                             GROSS                                    NET
                                                           CARRYING           ACCUMULATED          CARRYING
                                                            AMOUNT           AMORTIZATION           AMOUNT
                                                       ----------------    ---------------     ---------------
     Purchased technology                              $      7,600,000    $    (6,933,333)    $       666,667
     Customer lists                                           2,631,240         (1,902,672)            728,568
     Other                                                      847,900           (495,039)            352,861
                                                       ----------------    ---------------     ---------------
         Total intangible assets                       $     11,079,140    $    (9,331,044)    $     1,748,096
                                                       ================    ===============     ===============

     In December 2001, based upon its decision to sell brokerage accounts that did not meet the requirements of its active and institutional trader business model, the Company recorded a non-cash charge of $1.1 million for impairment of certain intangible assets previously acquired from Newport Discount Brokerage, Inc. ("Newport"), reducing the value of the intangible assets to its estimated fair value of $712,500. During the second quarter of 2002, the Company sold these intangible assets for $1.0 million in cash, and recorded a gain on the sale of $287,500.

     The following reconciliation adjusts prior year periods' net loss to remove amortization expense related to goodwill and workforce that is no longer amortized effective January 1, 2002 under the provisions of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS:

                                                                             FOR THE THREE      FOR THE SIX
                                                                             MONTHS ENDED       MONTHS ENDED
                                                                             JUNE 30, 2001      JUNE 30, 2001
                                                                           ---------------     ---------------
     Reported net loss                                                     $    (3,274,872)    $    (4,945,993)
     Add back goodwill amortization                                                102,063             204,125
     Add back workforce amortization                                               166,667             333,333
                                                                           ---------------     ---------------
     Adjusted net loss                                                     $    (3,006,142)    $    (4,408,535)
                                                                           ===============     ===============

     Reported basic and diluted loss per share                             $         (0.07)    $         (0.11)
     Add back goodwill amortization                                                     --                  --
     Add back workforce amortization                                                    --                0.01
                                                                           ---------------     ---------------
     Adjusted basic and diluted loss per share                             $         (0.07)    $         (0.10)
                                                                           ===============     ===============


(3)  ACCRUED EXPENSES

     Accrued expenses consist of the following as of June 30, 2002 and December 31, 2001:


                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2002                2001
                                                                           ---------------     ---------------
     Payroll and related accruals                                          $     1,497,062     $     1,216,440
     Data and exchange fees                                                        975,842             887,725
     Estimated loss on sublease of facilities                                      904,000             380,000
     Uninsured loss reserves                                                       596,250             550,000
     Consulting and professional fees                                              572,911             620,751
     Returns                                                                       200,000             546,000
     Other                                                                       1,909,602           1,812,122
                                                                           ---------------     ---------------
                                                                           $     6,655,667     $     6,013,038
                                                                           ===============     ===============

     "Other" includes clearing deposits, event termination fees, commissions to third parties, and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(4)  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive income
(loss) is equal to net income (loss) for all periods presented.

(5)  COMMITMENTS AND CONTINGENCIES

     RESTRICTED CASH

     As of June 30, 2002, the Company had $3.5 million of restricted cash, as follows: (i) $2.4 million of cash supporting a ten-year real property lease agreement; (ii) $895,000 of cash securing a letter of credit, which secures equipment leases; and (iii) $200,000 of cash securing a credit card clearing agreement.

     PURCHASE OBLIGATION

     As of June 30, 2002, the Company has an obligation to purchase approximately $540,000 of television advertising through the end of 2002.

     INSURANCE CLAIM

     In June 2001, the Company made a claim of $2.7 million with its insurance carrier relating to a trading error made with respect to a client's account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded in the consolidated balance sheets was fully reserved as of June 30, 2002 and December 31, 2001. On July 25, 2002, the Company entered into an agreement to settle this claim for $1.25 million, payment of which is due no later than August 31, 2002.

     LITIGATION

     The Company is engaged in routine litigation incidental to, and part of the ordinary course of, its business. The Company does not believe that the results of any such pending litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(6)  SEGMENT AND RELATED INFORMATION

     For the three months ended June 30, 2002 and 2001, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.


                                                FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                         ENDED JUNE 30,
                                        -----------------------------------     -----------------------------------
                                              2002               2001                2002                2001
                                        ---------------     ---------------     ---------------    ----------------
Revenues:
   Brokerage services                   $     9,735,548     $     4,110,868     $    16,583,814    $      9,192,834
   Software products and services             5,318,941           6,482,611           8,871,364          13,507,797
   Eliminations                              (2,831,700)                 --          (3,553,200)                 --
                                        ---------------     ---------------     ---------------    ----------------
                                        $    12,222,789     $    10,593,479     $    21,901,978    $     22,700,631
                                        ===============     ===============     ===============    ================

(Loss) income from operations:
   Brokerage services                   $      (188,251)    $       178,597     $      (399,579)   $        762,075
   Software products and services               168,774          (3,628,180)         (1,858,916)         (6,092,667)
                                        ---------------     ---------------     ---------------    ----------------
                                        $       (19,477)    $    (3,449,583)    $    (2,258,495)   $     (5,330,592)
                                        ===============     ===============     ===============    ================


                                            JUNE 30,          DECEMBER 31,
                                              2002               2001
                                        ---------------     ---------------
Identifiable assets:
   Brokerage services                   $    20,123,702     $    20,144,278
   Software products and services             6,287,251           6,676,725
                                        ---------------     ---------------
                                        $    26,410,953     $    26,821,003
                                        ===============     ===============


(7)  NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of June 30, 2002, TradeStation Securities had net capital of $10.4 million, which was $10.1 million in excess of its required net capital of $294,000, and a ratio of aggregate indebtedness to net capital of .42 to 1.

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

RESULTS OF OPERATIONS

     TradeStation Group operated in two principal business segments: brokerage services and software products and services. All intercompany transactions are eliminated in consolidation. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment:

                                                  THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                     JUNE 30, 2002                               JUNE 30, 2001
                                     ------------------------------------------    -------------------------------------------
                                                SOFTWARE                                      SOFTWARE
                                                PRODUCTS                                      PRODUCTS
                                     BROKERAGE     AND      ELIMIN-                BROKERAGE     AND       ELIMIN-
                                     SERVICES    SERVICES   ATIONS       TOTAL      SERVICES   SERVICES     ATIONS      TOTAL
                                     --------  -----------  --------    --------   --------- -----------   ---------   --------
                                                     (In thousands)                             (In thousands)
Revenues:
   Brokerage revenues                $  9,736    $     --   $     62    $  9,798    $  4,111   $     --    $      --   $  4,111
   Subscription fees                       --       4,365     (2,832)      1,533          --      2,645           --      2,645
   Other                                   --         954        (62)        892          --      3,837           --      3,837
                                     --------    --------   --------    --------    --------   --------    ---------   --------
     Total revenues                     9,736       5,319     (2,832)     12,223       4,111      6,482           --     10,593
                                     --------    --------   --------    --------    --------   --------    ---------   --------
Operating expenses:
   Clearing and execution costs         2,430          --         --       2,430       1,346         --           --      1,346
   Data center costs                    2,832       1,211     (2,832)      1,211          --      1,311           --      1,311
   Technology development                 124       2,216         --       2,340          28      3,359           --      3,387
   Sales and marketing                  3,161         345         --       3,506       1,683      1,620           --      3,303
   General and administrative           1,377       1,119         --       2,496         723      2,431           --      3,154
   Amortization of intangibles             --         259         --         259         152      1,390           --      1,542
                                     --------    --------   --------    --------    --------   --------    ---------   --------
     Total operating expenses           9,924       5,150     (2,832)     12,242       3,932     10,111           --     14,043
                                     --------    --------   --------    --------    --------   --------    ---------   --------
     (Loss) income from operations   $   (188)   $    169   $     --    $    (19)   $    179   $ (3,629)   $      --   $ (3,450)
                                     ========    ========   ========    ========    ========   ========    =========   ========




                                                  SIX MONTHS ENDED                              SIX MONTHS ENDED
                                                    JUNE 30, 2002                                JUNE 30, 2001
                                     --------------------------------------------    -----------------------------------------
                                                SOFTWARE                                       SOFTWARE
                                                PRODUCTS                                        PRODUCTS
                                     BROKERAGE     AND      ELIMIN-                  BROKERAGE    AND      ELIMIN-
                                     SERVICES    SERVICES   ATIONS         TOTAL     SERVICES   SERVICES    ATIONS      TOTAL
                                     --------    --------    --------    --------    --------   --------    --------   --------
                                                       (In thousands)                            (In thousands)
Revenues:
   Brokerage revenues                $ 16,584    $     --    $     62    $ 16,646    $  9,193   $     --    $     --   $  9,193
   Subscription fees                       --       6,746      (3,553)      3,193          --      5,399          --      5,399
   Other                                   --       2,125         (62)      2,063          --      8,109          --      8,109
                                     --------    --------    --------    --------    --------   --------    --------   --------
     Total revenues                    16,584       8,871      (3,553)     21,902       9,193     13,508          --     22,701
                                     --------    --------    --------    --------    --------   --------    --------   --------
Operating expenses:
   Clearing and execution costs         4,369          --          --       4,369       2,936         --          --      2,936
   Data center costs                    3,553       2,423      (3,553)      2,423          --      2,676          --      2,676
   Technology development                 231       4,457          --       4,688          28      5,801          --      5,829
   Sales and marketing                  6,038         708          --       6,746       3,392      2,949          --      6,341
   General and administrative           2,792       2,628          --       5,420       1,772      5,418          --      7,190
   Amortization of intangibles             --         514          --         514         303      2,757          --      3,060
                                     --------    --------    --------    --------    --------   --------    --------   --------
     Total operating expenses          16,983      10,730      (3,553)     24,160       8,431     19,601          --     28,032
                                     --------    --------    --------    --------    --------   --------    --------   --------
     (Loss) income from operations   $   (399)   $ (1,859)   $     --    $ (2,258)   $    762   $ (6,093)   $     --   $ (5,331)
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

     BROKERAGE REVENUES. Brokerage revenues are a key component of our results of operations and are comprised mainly of transactional fee income for securities and futures transactions. Brokerage revenues and related clearing costs are recorded on a trade date basis as transactions occur. During the first quarter of 2002, a reserve was established for $297,000 related to potential rebates as a result of a change in our commission rates, which resulted in a reduction to brokerage revenues. This reserve was based upon management's best estimate as of March 31, 2002. During the second quarter of 2002, commission rebates were applied against this reserve with the balance of the reserve, approximately $270,000, reversed as an increase to brokerage revenues by the end of the quarter.

     INCOME TAXES. Management determines any valuation allowance recorded against our net deferred tax assets, which includes the benefit from net operating loss carryforwards. For all periods presented, a valuation allowance was recorded to offset the tax benefit of all current period changes in deferred taxes. During the 2001 fourth quarter, we recorded a $4.8 million charge establishing a full valuation allowance against our previously recorded deferred tax assets. As of June 30, 2002, we have approximately $12.9 million of deferred tax assets that have been fully reserved, the benefit of which may be recorded in future periods.

     INSURANCE CLAIM. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client's account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded in our consolidated balance sheets was fully reserved as of June 30, 2002 and December 31, 2001. On July 25, 2002, we entered into an agreement to settle this claim for $1.25 million, payment of which is due no later than August 31, 2002. The effect of this settlement is expected to be recorded in the third quarter of 2002 and is not reflected in our current business outlook published on July 16, 2002. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - TECHNOLOGY DEVELOPMENT."

     SUBLEASE OF FACILITIES. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using current market factors, we estimated the potential losses relating to the sublease of facilities that we will no longer occupy. During the first half of 2002, we increased our estimated loss accrual by $524,000, to a total of $904,000.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

OVERALL

     Total revenues were $12.2 million for the three months ended June 30, 2002, as compared to $10.6 million for the three months ended June 30, 2001, an increase of $1.6 million, or 15%, due primarily to an increase in brokerage revenues, partially offset by a decrease in other revenues (which now includes software licensing fees) and a decrease in subscription fees.

     Loss from operations was $19,000 for the three months ended June 30, 2002, as compared to $3.4 million for the three months ended June 30, 2001, an improvement of nearly $3.4 million, or 99%. This improvement related primarily to higher revenues, lower amortization of intangibles (resulting from the 2001 fourth quarter impairment charge that reduced intangibles to their estimated fair value), lower technology development costs, and lower general and administrative expenses, partially offset by higher clearing and execution costs associated with the higher revenues.

     Other income, net consists primarily of interest income earned on our cash and marketable securities, offset by interest expense related to capital lease obligations, as well as other miscellaneous gains and losses. Other income, net was $361,000 for the three months ended June 30, 2002, as compared to $180,000 for the three months ended June 30, 2001, an increase of $181,000, or 101%. This increase was due primarily to a gain of $287,500 recorded on the sale of legacy customer accounts during the second quarter of 2002, partially offset by a decrease in interest income related to lower interest rates.

BROKERAGE SERVICES SEGMENT

REVENUES

     BROKERAGE REVENUES. Brokerage revenues are comprised primarily of fees earned from brokerage transactions, interest earned from interest revenue sharing arrangements with the brokerage's clearing firms and data fees earned from brokerage customers using the TRADESTATION 6 trading platform. For the three months ended June 30, 2002, brokerage revenues were $9.7 million, including $9.0 million of brokerage fees, as compared to $4.1 million, including $3.8 million of brokerage fees, for the same period in 2001. This increase of $5.6 million, or 137%, is primarily due to increased trading volume related to account growth of brokerage clients who use the TRADESTATION 6 trading platform. Since the June 27, 2001 launch of the TRADESTATION 6 online trading platform, all new brokerage customers are provided with access to that platform and use it to place their trades.

OPERATING EXPENSES

     CLEARING AND EXECUTION COSTS. Clearing and execution costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and execution costs were $2.4 million for the three months ended June 30, 2002, as compared to $1.3 million for the three months ended June 30, 2001, an increase of $1.1 million, or 81%, primarily as a result of increased trading volume. Clearing and execution costs as a percentage of brokerage fees decreased to 27% for the three months ended June 30, 2002, from 35% for the three months ended June 30, 2001, due to improved rates with our clearing firms and lower commissions paid to third-party broker-dealers.

     DATA CENTER COSTS. Data center costs represent intercompany subscription fees paid to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients. Data center costs for the three months ended June 30, 2002 were $2.8 million, including a $693,000 charge arising from an intercompany pricing increase in the second quarter made retroactive to the first quarter of 2002. This charge had no effect on the consolidated results. There were no data center costs for the brokerage segment during the three months ended June 30, 2001, as the TRADESTATION 6 platform developed by the software products and services segment was not launched until June 27, 2001. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - REVENUES - SUBSCRIPTION FEES" AND "- OPERATING EXPENSES - DATA CENTER COSTS."

     TECHNOLOGY DEVELOPMENT. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients. Technology development expenses for the three months ended June 30, 2002 were $124,000, as compared to $28,000 for the three months ended June 30, 2001, an increase of $96,000. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - TECHNOLOGY DEVELOPMENT."

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee-related costs for sales, customer support centers, marketing and order desk, as well as brokers' commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web site maintenance and administration costs. Sales and marketing expenses were $3.2 million for the three months ended June 30, 2002, as compared to $1.7 million for the three months ended June 30, 2001, an increase of $1.5 million, or 88%. This increase was due primarily to increased advertising and promotional costs of $1.1 million and increased personnel and related costs of $485,000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $1.4 million for the three months ended June 30, 2002, as compared to $723,000 for the three months ended June 30, 2001, an increase of $654,000, or 90%. This increase is due primarily to increases in facility costs of $238,000, including an increase in estimated loss on the sublease of facilities that as a result of our consolidation will no longer be occupied, personnel and related costs of $241,000 and telecommunication costs of $199,000.

     AMORTIZATION OF INTANGIBLES. Historically, amortization of intangible assets was related to the December 1999 acquisition of certain customer accounts, which was accounted for under the purchase method of accounting. In December 2001, based upon our decision to sell those accounts (as they did not meet the requirements of our active and institutional trader business model), we determined that these intangible assets were impaired and, therefore, they were reduced to their estimated fair value. There was no amortization during 2002, as these intangible assets were held for sale, and then sold during the second quarter of 2002. Amortization of intangibles for the three months ended June 30, 2001 was $152,000.

SOFTWARE PRODUCTS AND SERVICES SEGMENT

REVENUES

     TOTAL REVENUES. Total revenues were $5.3 million for the three months ended June 30, 2002, as compared to $6.5 million for the same period in 2001, a decrease of $1.2 million, or 18%, due primarily to a decrease in other revenues (which now includes licensing fees), partially offset by an increase in subscription fees.

     SUBSCRIPTION FEES. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees also include intercompany revenue for providing this software to the brokerage customers of TradeStation Securities ("Intercompany Subscription Fees"). Subscription fees were $4.4 million for the three months ended June 30, 2002, as compared to $2.6 million for the three months ended June 30, 2001, an increase of $1.7 million, or 65%. This increase is due primarily to an increase in brokerage accounts at TradeStation Securities which resulted in $2.8 million of Intercompany Subscription Fees, including $693,000 arising from an intercompany pricing increase in the second quarter made retroactive to the first quarter 2002. This intercompany pricing increase had no effect on the consolidated results. Excluding Intercompany Subscription Fees, subscription fees decreased $1.1 million, or 42%, due to our December 2000 decision not to actively market subscription services, but rather focus on the growth of our brokerage business.

     OTHER REVENUES. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees that are derived from sales of our legacy client software products. Other revenues were $954,000 for the three months ended June 30, 2002, as compared to $3.8 million for the three months ended June 30, 2001, a decrease of $2.9 million, or 75%. This expected decrease was due primarily to a decrease in royalties resulting from the expiration of a minimum royalty arrangement with a third party, and decreased licensing fees resulting from the May 2000 discontinuation of active marketing of client software products. As a result of these factors, other revenues are expected to continue to decrease in future quarters.

OPERATING EXPENSES

     DATA CENTER COSTS. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent for facilities, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended June 30, 2002 were $1.2 million, as compared to $1.3 million for the three months ended June 30, 2001, a decrease of $100,000, or 8%. The decrease is due primarily to lower data distribution fees resulting from more favorable rates negotiated in the third quarter of 2001, and lower lease costs associated with the conversion of certain operating leases to capital leases, partially offset by higher exchange fees.

     TECHNOLOGY DEVELOPMENT. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, uninsured loss reserves, and consulting fees. The TradeStation Technologies subsidiary owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $2.2 million for the three months ended June 30, 2002, as compared to $3.4 million for the three months ended June 30, 2001, a decrease of $1.2 million, or 34%, due primarily to a 2001 second quarter charge of $750,000 for uninsured loss reserves, and, to a lesser extent, lower personnel and related costs of $402,000. The expected 2002 third quarter payment for the settlement of the insurance claim should reduce technology development expenses in that quarter. See "CRITICAL ACCOUNTING POLICIES AND ESTIMATES - INSURANCE CLAIM."

     SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, and direct mail programs; sales commissions; personnel costs for marketing and customer support centers; and Web site maintenance and administration costs. Sales and marketing expenses were $345,000 for the three months ended June 30, 2002, as compared to $1.6 million for the three months ended June 30, 2001, a decrease of $1.3 million, or 79%, due primarily to decreased advertising and promotional costs of $848,000 and decreased personnel and related costs of $354,000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.1 million for the three months ended June 30, 2002, as compared to $2.4 million for the three months ended June 30, 2001, a decrease of $1.3 million, or approximately 54%, due primarily to decreases in professional fees of $510,000, personnel and related costs of $505,000, and facility costs of $197,000.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles includes, primarily, amortization related to the October 1999 acquisition of Window On WallStreet Inc., which was accounted for under the purchase method of accounting, its assets being amortized over their estimated useful lives, which range from three to four years. Amortization of intangibles also includes amortization of data rights and other intangibles. Amortization of intangibles was $259,000 for the three months ended June 30, 2002, as compared to $1.4 million for the three months ended June 30, 2001, a decrease of $1.1 million, or 81%. The decrease is due to the December 2001 adjustment that reduced the value of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet to their estimated fair value, resulting from our decision, made and implemented in the fourth quarter of 2001, to upgrade all WINDOWONWALLSTREET.COM subscribers to TRADESTATION 6.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

OVERALL

     Total revenues were $21.9 million for the six months ended June 30, 2002, as compared to $22.7 million for the six months ended June 30, 2001, a decrease of $799,000, or 4%, due primarily to a decrease in other revenues, and, to a lesser extent, a decrease in subscription fees, partially offset by an increase in brokerage revenues.

     Loss from operations was $2.3 million for the six months ended June 30, 2002, as compared to $5.3 million for the six months ended June 30, 2001, an improvement of $3.1 million, or 58%. This improvement related primarily to lower amortization of intangibles (resulting from the 2001 fourth quarter impairment charge that reduced intangibles to their estimated fair value), lower general and administrative expenses, and lower technology development costs, partially offset by lower revenues and higher clearing and execution costs.

     Other income, net was $348,000 for the six months ended June 30, 2002, as compared to $401,000 for the six months ended June 30, 2001, a decrease of $53,000, or 13%, due primarily to a decrease in interest income of $311,000 as a result of lower interest rates, partially offset by a gain of $287,500 recorded on the sale of legacy customer accounts during the second quarter of 2002.

BROKERAGE SERVICES SEGMENT

REVENUES

     BROKERAGE REVENUES. For the six months ended June 30, 2002, brokerage revenues were $16.6 million, including $15.4 million of brokerage fees, as compared to $9.2 million, including $8.5 million of brokerage fees, for the same period in 2001. This increase of $7.4 million, or 80%, is due primarily to increased trading volume related to customer account growth fueled by our June 27, 2001 launch of the TRADESTATION 6 trading platform.

OPERATING EXPENSES

     CLEARING AND EXECUTION COSTS. Clearing and execution costs were $4.4 million for the six months ended June 30, 2002, as compared to $2.9 million for the six months ended June 30, 2001, an increase of $1.4 million, or 49%, primarily as a result of increased trading volume. Clearing and execution costs as a percentage of brokerage fees decreased to 28% for the six months ended June 30, 2002, from 34% for the six months ended June 30, 2001, due to improved rates with our clearing firms and lower commissions paid to third-party broker-dealers.

     DATA CENTER COSTS. Data center costs for the six months ended June 30, 2002 were $3.6 million. There were no data center costs for the brokerage segment during the six months ended June 30, 2001, as the TRADESTATION 6 platform developed by the software products and services segment was not launched until June 27, 2001. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - REVENUES - SUBSCRIPTION FEES" AND "- OPERATING EXPENSES - DATA CENTER COSTS."

     TECHNOLOGY DEVELOPMENT. Technology development expenses for the six months ended June 30, 2002 were $231,000, as compared to $28,000 for the six months ended June 30, 2001, an increase of $203,000, which relates to personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its online trading customers. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - TECHNOLOGY DEVELOPMENT."

     SALES AND MARKETING. Sales and marketing expenses were $6.0 million for the six months ended June 30, 2002, as compared to $3.4 million for the six months ended June 30, 2001, an increase of $2.6 million, or 78%. This increase was due primarily to increased advertising and promotional costs of $1.8 million and increased personnel and related costs of $832,000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.8 million for the six months ended June 30, 2002, as compared to $1.8 million for the six months ended June 30, 2001, an increase of $1.0 million, or 58%. This change is due primarily to increases in facility costs of $687,000 (mainly related to an increase in the estimated loss on the sublease of facilities that will no longer be occupied) and personnel and related costs of $629,000, partially offset by a decrease in uninsured loss provisions of $271,000.

     AMORTIZATION OF INTANGIBLES. Historically, amortization of intangible assets was related to the December 1999 acquisition of certain customer accounts, which was accounted for under the purchase method of accounting. In December 2001, based upon our decision to sell those accounts (as they did not meet the requirements of our active and institutional trader business model), we determined that these intangible assets were impaired and, therefore, they were reduced to their estimated fair value. There was no amortization during 2002, as these intangible assets were held for sale, and then sold during the second quarter of 2002. Amortization of intangibles for the six months ended June 30, 2001 was $303,000.

SOFTWARE PRODUCTS AND SERVICES SEGMENT

REVENUES

     TOTAL REVENUES. Total revenues were $8.9 million for the six months ended June 30, 2002, as compared to $13.5 million for the same period in 2001, a decrease of $4.6 million, or 34%, due primarily to a decrease in other revenues, partially offset by an increase in subscription fees.

     SUBSCRIPTION FEES. Subscription fees were $6.7 million for the six months ended June 30, 2002, as compared to $5.4 million for the six months ended June 30, 2001, an increase of $1.3 million, or 25%. This increase was due primarily to $3.6 million of Intercompany Subscription Fees, which resulted from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees decreased $2.2 million, or 41%, due to our December 2000 decision not to actively market subscription services, but rather focus on the growth of our brokerage business.

     OTHER REVENUES. Other revenues were $2.1 million for the six months ended June 30, 2002, as compared to $8.1 million for the six months ended June 30, 2001, a decrease of $6.0 million, or 74%. This expected decrease was due primarily to a decrease in royalties resulting from the expiration of a minimum royalty arrangement with a third party, and decreased licensing fees resulting from the May 2000 discontinuation of active marketing of client software products. As a result of these factors, other revenues are expected to continue to decrease in future quarters.

OPERATING EXPENSES

     DATA CENTER COSTS. Data center costs for the six months ended June 30, 2002 were $2.4 million, as compared to $2.7 million for the six months ended June 30, 2001, a decrease of $253,000, or 9%. The decrease is due primarily to lower data distribution fees resulting from more favorable rates negotiated in the third quarter of 2001, and lower lease costs associated with the conversion of certain operating leases to capital leases, partially offset by higher facility costs.

     TECHNOLOGY DEVELOPMENT. Technology development expenses were $4.5 million for the six months ended June 30, 2002, as compared to $5.8 million for the six months ended June 30, 2001, a decrease of $1.3 million, or 23%, due primarily to a 2001 second quarter charge of $750,000 for uninsured loss reserves, and lower personnel and related costs of $563,000.

     SALES AND MARKETING. Sales and marketing expenses were $708,000 for the six months ended June 30, 2002, as compared to $2.9 million for the six months ended June 30, 2001, a decrease of $2.2 million, or 76%, due primarily to decreased advertising and promotional costs of $1.1 million and decreased personnel and related costs of $873,000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.6 million for the six months ended June 30, 2002, as compared to $5.4 million for the six months ended June 30, 2001, a decrease of $2.8 million, or approximately 51%, due primarily to decreases in personnel and related costs of $1.1 million, provision for bad debts of $714,000, professional fees of $468,000, and facility costs of $226,000. The 2001 provision for bad debts relates to the portion of TradeStation Technologies' 2001 royalty receivable that was part of a "pre-petition" estate in a Chapter 11 bankruptcy filed in February 2001, and was not paid as a result of the rejection of that agreement in those bankruptcy proceedings.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $514,000 for the six months ended June 30, 2002, as compared to $2.8 million for the six months ended June 30, 2001, a decrease of $2.2 million, or 81%. The decrease is due to the December 2001 adjustment that reduced the value of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet to their estimated fair value, resulting from our decision, made and implemented in the fourth quarter of 2001, to upgrade all WINDOWONWALLSTREET.COM subscribers to TRADESTATION 6.

INCOME TAXES

     For the three and six months ended June 30, 2001, taxes totaling $5,000 and $17,000 were provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized. Such amounts for the three and six months ended June 30, 2002 were $326. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during the six months ended June 30, 2002 and 2001.

VARIABILITY OF RESULTS

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. As budgeted expenses are based upon expected revenues, if actual quarterly revenues are below management's expectations, then results of operations are likely to be adversely affected because a large amount of our expenses do not vary with revenues in the short term. In addition, operating results may fluctuate based upon ongoing changes and modifications to the commission pricing structure used by our brokerage, the timing, level and rate of acceptance of releases of new products and services and/or enhancements, conditions and seasonality in the economy and securities markets, fluctuations in number and share volume of client trades, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by us or our competitors, and other factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had cash and cash equivalents of approximately $19.4 million, of which $3.5 million is restricted. Restricted cash supports a facility lease, a stand-by letter of credit securing equipment leases and a credit card clearing agreement. See Note 5 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES -- RESTRICTED CASH.

     During the first six months of 2002, equipment valued at $552,000 was acquired under a capital lease obligation for use at our data server farms, replacing certain operating leases. In addition, in connection with the relocation of our three Florida offices to one Florida location, we acquired approximately $497,000 of furniture and equipment under two capital lease obligations. A summary of our capital and operating leases (net of subleases) as well as our purchase obligations as of June 30, 2002 is as follows:

                                       CAPITAL
                                        LEASE           OPERATING        PURCHASE
         YEAR                        OBLIGATIONS         LEASES         OBLIGATIONS          TOTAL
         -------------              -------------    -------------     -------------    -------------
         2002                       $     727,511    $   1,502,028     $     539,835    $   2,769,374
         2003                           1,020,929        2,367,130                --        3,388,059
         2004                             152,050        2,107,474                --        2,259,524
         2005                               7,520        2,006,716                --        2,014,236
         2006                                  --        2,040,259                --        2,040,259
         Thereafter                            --        9,805,872                --        9,805,872
                                    -------------    -------------     -------------    -------------
              Total                 $   1,908,010    $  19,829,479     $     539,835    $  22,277,324
                                    =============    =============     =============    =============


     The purchase obligation relates to television advertising. Also, in connection with the expected growth of our brokerage business and the relocation of our Florida offices, we anticipate acquiring in the form of capital and/or operating leases an additional $350,000 to $850,000 of equipment over the remainder of 2002.

     In July 2002, we announced a stock repurchase program authorizing, at the discretion of management, the repurchase from time to time of up to 4 million shares of the Company's common stock. Such repurchases will be at prevailing market prices in the open market or through privately-negotiated transactions using available cash. Notwithstanding the adoption of the stock repurchase program, there can be no assurance that we will repurchase any or all of the common stock contemplated to be repurchased under such program or as to the timing thereof.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash used in operating activities during the six months ended June 30, 2002 totaled $1.1 million, compared to cash provided of $2.8 million in the comparable period of 2001. Net cash used in operating activities during the six months ended June 30, 2002 was due primarily to operating losses and an increase in receivables from clearing firms, partially offset by increases in accounts payable and accrued expenses. Net cash provided by operating activities during the six months ended June 30, 2001 was primarily due to the receipt of income tax receivables of $8.5 million in April 2001, partially offset by increases in other assets and accounts receivable and decreases in merger and non-recurring accounts payable and income taxes payable.

     Investing activities provided cash of $1.0 million during the six months ended June 30, 2002 primarily related to cash proceeds from the sale of certain legacy customer accounts during the second quarter of 2002. See Note 2 of Notes to Consolidated Financial Statements - INTANGIBLE ASSETS, NET. Investing activities used cash of $1.9 million during the six months ended June 30, 2001 primarily related to purchases of certificates of deposit.

     Financing activities used cash of $526,000 during the six months ended June 30, 2002 due primarily to repayment of capital lease obligations. Financing activities provided cash of $26,000 during the six months ended June 30, 2001, primarily from the issuance of common stock from the exercise of stock options under our Incentive Stock Plan, net of repayment of capital lease obligations.

FORWARD-LOOKING STATEMENTS

     This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "plans," "estimates," "expects," "intends," "designed," "anticipates," "may," "will," "should," "could," "become," "upcoming," "potential," "pending," and similar expressions, to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks generally, include, but are not limited to, the items described in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as in other sections of this report and in our other public filings and recent 2002 press releases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  SALES OF UNREGISTERED SECURITIES

     During the three months ended June 30, 2002, we issued to three employees options to purchase an aggregate of approximately 70,750 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $1.12 to $1.43 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the dates the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the second quarter of 2002.

(d)  USE OF PROCEEDS

     TradeStation Securities (then known as onlinetradinginc.com corp.) effected an initial public offering pursuant to a Registration Statement on Form SB-2 (File No. 333-75119), which was declared effective by the Securities and Exchange Commission on June 11, 1999. For a description of the use of proceeds from such offering, see Item 2 in Part II of onlinetradinginc.com corp.'s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2000. Subsequent to October 31, 2000, the remaining proceeds were fully utilized as follows: approximately $5.8 million for working capital; $2.0 million to pay merger costs; $1.1 million for capital expenditures and acquisition of data rights and other intangible assets; and approximately $900,000 to pay capital lease obligations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS ON FORM 8-K

      (i) On May 2, 2002, we filed a Current Report on Form 8-K for events that occurred on April 30 and May 1, 2002, reporting in Item 5 thereof that entities owned by William R. Cruz and Ralph L. Cruz, the founders and Co-Chief Executive Officers of TradeStation Group, purchased on May 1, 2002, 3,000,000 shares of our common stock from an entity owned by Farshid Tafazzoli, a former insider of TradeStation Group, at $1.40 per share for a total purchase price of $4,200,000. In connection with the stock purchase, the voting trust among entities owned by the Cruzes and Mr. Tafazzoli and other former principal shareholders of onlinetradinginc.com corp. was terminated effective as of April 30, 2002.

      (ii) On May 14, 2002, we filed a Current Report on Form 8-K for an event that occurred on May 13, 2002, reporting in Item 4 thereof a change in our independent accountants for 2002 from Arthur Andersen LLP to Ernst & Young LLP.

      (iii) On July 25, 2002, we filed a Current Report on Form 8-K for an event that occurred on July 25, 2002, reporting in Item 5 thereof that our Board of Directors approved a stock repurchase program authorizing the repurchase from time to time of up to 4 million shares of the Company's common stock in the open market or through privately-negotiated transactions.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TradeStation Group, Inc.
                              Registrant

August 2, 2002                /s/ DAVID H. FLEISCHMAN
--------------                --------------------------------------------
Date                          David H. Fleischman
                              Chief Financial Officer
                              Vice President of Finance and Treasurer
                              (Signing both in his capacity as an authorized
                              officer and as Principal Financial and
                              Accounting Officer of the Registrant)