Form 10-Q/A
period 2002-06-30
TRADESTATION GROUP INC
filed 2002-08-09
CIK 1111559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-31049

                            TRADESTATION GROUP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                     65-0977576
            -------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

          8050 S.W. 10TH STREET, SUITE 4000, PLANTATION, FLORIDA 33324
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  954-652-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                 8700 WEST FLAGLER STREET, MIAMI, FLORIDA 33174
                 ----------------------------------------------
                 (Former address of principal executive offices)

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

         TradeStation Group, Inc. hereby amends and restates in its entirety the following Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on August 2, 2002 as set forth below. The purpose of this amendment is to include the certification by the Co-Chief Executive Officers and the Chief Financial Officer of TradeStation Group, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss.1350.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         99.1     Certification of Co-Chief Executive Officers Under 18 U.S.C. ss.1350.
         99.2     Certification of Chief Financial Officer Under 18 U.S.C. ss.1350.

(B)      REPORTS ON FORM 8-K

         (i) On May 2, 2002, we filed a Current Report on Form 8-K for events that occurred on April 30 and May 1, 2002, reporting in
                  Item 5 thereof that entities owned by William R. Cruz and Ralph L. Cruz, the founders and Co-Chief Executive Officers of TradeStation Group, purchased on May 1, 2002, 3,000,000 shares of our common stock from an entity owned by Farshid Tafazzoli, a former insider of TradeStation Group, at $1.40 per share for a total purchase price of $4,200,000. In connection with the stock purchase, the voting trust among entities owned by the Cruzes and Mr. Tafazzoli and other former principal shareholders of OnlineTrading.com was terminated effective as of April 30, 2002.

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



                                       TradeStation Group, Inc.
                                       Registrant



August 9, 2002                         /s/ David H. Fleischman
--------------                         -----------------------------------------
Date                                   David H. Fleischman
                                       Chief Financial Officer
                                       Vice President of Finance and Treasurer
                                       (Signing both in his capacity as an
                                       authorized officer and as Principal
                                       Financial and Accounting Officer of the
                                       Registrant)

                                  EXHIBIT INDEX

Exhibit No.              Exhibit
-----------              -------
   99.1                  Certification of Co-Chief Executive Officers Under 18 U.S.C. ss.1350.
   99.2                  Certification of Chief Financial Officer Under 18 U.S.C. ss.1350.