Form 10-Q
period 2002-09-30
TRADESTATION GROUP INC
filed 2002-11-13
CIK 1111559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002
                                      ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission file number 0-31049
                                                -------


                            TRADESTATION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                       65-0977576
-------------------------------                  ---------------------------
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

                                 Yes [X] No [ ]

    AS OF NOVEMBER 7, 2002, THERE WERE 40,568,393 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

================================================================================

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                          Page
                                                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                     September 30, 2002 (unaudited) and December 31, 2001.................................   3

                  Consolidated Statements of Operations
                     Three and nine months ended September 30, 2002 and 2001 (unaudited)..................   4

                  Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2002 and 2001 (unaudited)............................   5

                  Notes to Consolidated Financial Statements..............................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations................................................................  11

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............................  25

Item 4.           Controls and Procedures.................................................................  25


PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds...............................................  26

Item 4.           Submission of Matters to a Vote of Security Holders.....................................  26

Item 6.           Exhibits and Reports on Form 8-K........................................................  27

Signature         ........................................................................................  28

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .................................  29



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                               2002               2001
                                                           ------------       ------------
                                                           (UNAUDITED)
ASSETS:

   Cash and cash equivalents (Note 5)                      $ 20,015,710       $ 19,981,591
   Receivables from clearing firms                              901,713            255,146
   Securities owned, at market value                             61,710            415,928
   Accounts receivable                                          201,267            330,300
   Property and equipment, net                                4,251,150          3,224,518
   Intangible assets, net                                       362,728          1,748,096
   Other assets                                                 695,347            865,424
                                                           ------------       ------------

         Total assets                                      $ 26,489,625       $ 26,821,003
                                                           ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:

   Accounts payable                                        $  1,805,549       $  1,596,244
   Accrued expenses                                           7,550,169          6,013,038
   Capital lease obligations                                  1,799,274          1,406,872
   Deferred revenue                                             112,437            347,336
                                                           ------------       ------------
         Total liabilities                                   11,267,429          9,363,490
                                                           ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:

   Preferred stock, $.01 par value; 25,000,000
     shares authorized, none issued and outstanding                  --                 --
   Common stock, $.01 par value; 200,000,000
     shares authorized, 42,985,693 and 44,547,316
     issued and outstanding at September 30, 2002 and
     December 31, 2001, respectively                            429,857            445,473
   Additional paid-in capital                                49,545,485         51,609,498
   Accumulated deficit                                      (34,713,456)       (34,597,458)
   Accumulated other comprehensive loss                         (39,690)                --
                                                           ------------       ------------
         Total shareholders' equity                          15,222,196         17,457,513
                                                           ------------       ------------

         Total liabilities and shareholders' equity        $ 26,489,625       $ 26,821,003
                                                           ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                --------------------------------      -------------------------------
                                                     2002               2001               2002               2001
                                                ------------       ------------       ------------       ------------
REVENUES:
     Brokerage revenues                         $ 10,801,693       $  3,936,895       $ 27,447,539       $ 13,129,729
     Subscription fees                             1,722,113          2,353,528          4,915,384          7,752,085
     Other                                           577,706          2,884,780          2,640,567         10,994,020
                                                ------------       ------------       ------------       ------------

         Total revenues                           13,101,512          9,175,203         35,003,490         31,875,834
                                                ------------       ------------       ------------       ------------

OPERATING EXPENSES:
     Clearing and execution costs                  3,426,669          1,075,674          7,796,104          4,011,869
     Data center costs                             1,303,731          1,410,603          3,726,927          4,086,284
     Technology development                        2,368,758          2,418,505          7,056,519          7,497,188
     Sales and marketing                           3,027,172          2,681,582          9,772,882          9,022,204
     (Recovery of) provision for
       insurance loss                             (1,250,000)           600,000         (1,250,000)         1,350,000
     General and administrative                    2,227,404          3,777,753          7,647,455         10,967,620
     Amortization of intangibles                     258,548          1,541,961            772,868          4,602,136
                                                ------------       ------------       ------------       ------------

         Total operating expenses                 11,362,282         13,506,078         35,522,755         41,537,301
                                                ------------       ------------       ------------       ------------

         Income (loss) from operations             1,739,230         (4,330,875)          (519,265)        (9,661,467)

OTHER INCOME, net                                     62,144             83,007            410,441            484,248
                                                ------------       ------------       ------------       ------------

         Income (loss) before income taxes         1,801,374         (4,247,868)          (108,824)        (9,177,219)

INCOME TAX PROVISION (BENEFIT)                         6,848             (9,233)             7,174              7,409
                                                ------------       ------------       ------------       ------------

         Net income (loss)                      $  1,794,526       $ (4,238,635)      $   (115,998)      $ (9,184,628)
                                                ============       ============       ============       ============


EARNINGS (LOSS) PER SHARE:
     Basic                                      $       0.04       $      (0.10)      $      (0.00)      $      (0.21)
                                                ============       ============       ============       ============
     Diluted                                    $       0.04       $      (0.10)      $      (0.00)      $      (0.21)
                                                ============       ============       ============       ============


WEIGHTED AVERAGE SHARES
  OUTSTANDING:
     Basic                                        43,698,342         44,520,498         44,261,471         44,437,688
                                                ============       ============       ============       ============
     Diluted                                      43,791,189         44,520,498         44,261,471         44,437,688
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

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                       2002               2001
                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $   (115,998)      $ (9,184,628)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                   2,252,171          5,829,683
     Provision for bad debts                                                --            714,286
     Gain on sale of intangible assets                                (287,500)                --
     Compensation expense on stock option grants                        37,692            112,770
     (Increase) decrease in:
       Receivables from clearing firms                                (646,567)           580,349
       Accounts receivable                                             129,033           (640,186)
       Other assets                                                    170,077         (2,116,885)
       Income tax receivable                                                --          8,542,413
     Increase (decrease) in:
       Accounts payable                                                209,305         (1,882,851)
       Accrued expenses                                              1,537,131          2,066,092
       Income tax payable                                                   --           (878,940)
       Deferred revenue                                               (234,899)          (212,398)
                                                                  ------------       ------------
         Net cash provided by operating activities                   3,050,445          2,929,705
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (1,154,356)          (515,071)
   Purchases of securities owned                                            --         (1,436,103)
   Redemption of/proceeds from maturity of securities owned            314,528          1,059,528
   Acquisition of data rights and other intangibles                   (100,000)          (150,000)
   Proceeds from sale of intangibles                                 1,000,000                 --
                                                                  ------------       ------------
         Net cash provided by (used in) investing activities            60,172         (1,041,646)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                               21,860             74,461
   Common stock repurchase                                          (2,139,181)                --
   Repayment of capital lease obligations                             (959,177)          (231,472)
                                                                  ------------       ------------
         Net cash used in financing activities                      (3,076,498)          (157,011)
                                                                  ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               34,119          1,731,048
CASH AND CASH EQUIVALENTS, beginning of period                      19,981,591         18,394,996
                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                          $ 20,015,710       $ 20,126,044
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest                                         $    171,472       $    231,359
                                                                  ============       ============
   Cash paid for income taxes                                     $         --       $    900,354
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
   Equipment acquired under capital lease obligations             $  1,351,579       $  1,296,123
                                                                  ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TRADESTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (ALL NOTES AND RELATED DISCLOSURES APPLICABLE TO
   THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 ARE UNAUDITED)

     TradeStation Group, Inc. ("TradeStation Group" or the "Company"), a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol "TRAD." TradeStation Securities, Inc. ("TradeStation Securities") and TradeStation Technologies, Inc. ("TradeStation Technologies") are TradeStation Group's two operating subsidiaries. The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2002, the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated cash flows for the nine months ended September 30, 2002 and 2001 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)  EARNINGS (LOSS) PER SHARE

     Weighted average shares outstanding for the three and nine months ended September 30, 2002 and 2001 are calculated as follows:


                                               FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                            --------------------------      --------------------------
                                                2002            2001            2002            2001
                                            ----------      ----------      ----------      ----------
Weighted average shares
  outstanding (basic)                       43,698,342      44,520,498      44,261,471      44,437,688
Impact of dilutive stock options after
  applying the treasury stock method            92,847              --              --              --
                                            ----------      ----------      ----------      ----------
Weighted average shares
  outstanding (diluted)                     43,791,189      44,520,498      44,261,471      44,437,688
                                            ==========      ==========      ==========      ==========

     Stock options and warrants outstanding for the three and nine months ended September 30, 2002 and 2001, which are not included in the calculation of diluted earnings (loss) per share because their impact is antidilutive, are as follows:


                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                 ------------------------      ------------------------
                                    2002           2001           2002           2001
                                 ---------      ---------      ---------      ---------
Stock options                    5,706,593      5,923,756      6,322,283      5,923,756
                                 =========      =========      =========      =========

Warrants expiring June 2004        386,370        386,370        386,370        386,370
                                 =========      =========      =========      =========

     During the three months ended September 30, 2002, under its stock repurchase program announced in July 2002, the Company purchased and retired 1,582,700 shares. These shares are weighted for the portion of the three and nine month periods for which they were outstanding. See Note 9, "Stock Repurchase Program."

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

(2)  COMPREHENSIVE INCOME (LOSS)

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

     Securities owned, at market value, currently consist of corporate stock, which, prior to July 1, 2002, was not publicly traded. Effective July 1, 2002, the stock became publicly traded and, accordingly, the Company has begun recording related unrealized gains and losses that are excluded from earnings and reported in other comprehensive income (loss), as required for available-for-sale securities.

     A reconciliation of net income (loss) to comprehensive income (loss) is as follows:


                                                FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                          -----------------------------       -----------------------------
                                              2002              2001              2002              2001
                                          -----------       -----------       -----------       -----------
     Net income (loss)                    $ 1,794,526       $(4,238,635)      $  (115,998)      $(9,184,628)
     Unrealized holding losses on
       available-for-sale securities          (39,690)               --           (39,690)               --
                                          -----------       -----------       -----------       -----------
     Comprehensive income (loss)          $ 1,754,836       $(4,238,635)      $  (155,688)      $(9,184,628)
                                          ===========       ===========       ===========       ===========



(3)  ACCRUED EXPENSES

     Accrued expenses consist of the following as of September 30, 2002 and December 31, 2001:

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2002            2001
                                                   ----------      ----------
     Payroll and related accruals                  $1,877,200      $1,216,440
     Data and exchange fees                         1,026,989         887,725
     Deferred rent and related concessions            749,562              --
     Estimated loss on sublease of facilities         681,807         380,000
     Uninsured loss reserves                          600,000         550,000
     Consulting and professional fees                 464,353         620,751
     Returns                                          140,000         546,000
     Other                                          2,010,258       1,812,122
                                                   ----------      ----------
                                                   $7,550,169      $6,013,038
                                                   ==========      ==========

     "Other" includes commissions to third parties, clearing deposits, event termination fees, and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(4)  INTANGIBLE ASSETS, NET

     Intangible assets, net consist of the following as of September 30, 2002 and December 31, 2001:


                                                  SEPTEMBER 30, 2002
                                      ----------------------------------------------
                                         GROSS                              NET
                                        CARRYING       ACCUMULATED        CARRYING
                                         AMOUNT       AMORTIZATION          AMOUNT
                                      -----------     ------------       -----------
     Purchased technology             $ 7,600,000      $(7,533,333)      $    66,667
     Customer lists                       936,901         (935,295)            1,606
     Other                                947,900         (653,445)          294,455
                                      -----------      -----------       -----------
         Total intangible assets      $ 9,484,801      $(9,122,073)      $   362,728
                                      ===========      ===========       ===========


                                                   DECEMBER 31, 2001
                                      ----------------------------------------------
                                         GROSS                              NET
                                        CARRYING       ACCUMULATED        CARRYING
                                         AMOUNT       AMORTIZATION          AMOUNT
                                      -----------     ------------       -----------

     Purchased technology             $ 7,600,000      $(6,933,333)      $   666,667
     Customer lists                     2,631,240       (1,902,672)          728,568
     Other                                847,900         (495,039)          352,861
                                      -----------      -----------       -----------
         Total intangible assets      $11,079,140      $(9,331,044)      $ 1,748,096
                                      ===========      ===========       ===========


     In December 2001, based upon its decision to sell brokerage accounts that did not meet the requirements of its active and institutional trader business model, the Company recorded a non-cash charge of $1.1 million for impairment of certain intangible assets previously acquired from Newport Discount Brokerage, Inc. ("Newport"), reducing the value of the intangible assets to their estimated fair value of $712,500. During the second quarter of 2002, the Company sold these intangible assets for $1.0 million in cash, and recorded a gain of $287,500 on the sale.

     The following reconciliation adjusts prior year periods' net loss to remove amortization expense related to goodwill and workforce that is no longer amortized effective January 1, 2002 under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE
ASSETS:


                                                    FOR THE THREE     FOR THE NINE
                                                    MONTHS ENDED      MONTHS ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                         2001             2001
                                                    -----------       -------------
     Reported net loss                              $(4,238,635)      $  (9,184,628)
     Add back goodwill amortization                     102,063             306,189
     Add back workforce amortization                    166,667             500,000
                                                    -----------       -------------
     Adjusted net loss                              $(3,969,905)      $  (8,378,439)
                                                    ===========       =============

     Reported basic and diluted loss per share      $     (0.10)      $       (0.21)
     Add back goodwill amortization                          --                0.01
     Add back workforce amortization                       0.01                0.01
                                                    -----------       -------------
     Adjusted basic and diluted loss per share      $     (0.09)      $       (0.19)
                                                    ===========       =============

(5)  COMMITMENTS AND CONTINGENCIES

     RESTRICTED CASH

     As of September 30, 2002, the Company had approximately $3.4 million of restricted cash, as follows: (i) $2.4 million of cash supporting a ten-year real property lease agreement; (ii) $734,000 of cash securing a letter of credit, which secures equipment leases; and (iii) $202,000 of cash securing a credit card clearing agreement.

     INSURANCE CLAIM

     In June 2001, the Company made a claim of $2.7 million with its insurance carrier relating to a trading error made with respect to a client's account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded in the consolidated balance sheet was fully reserved as of December 31, 2001, $600,000 and $1,350,000 of which was recorded in the three and nine months ended September 30, 2001, respectively. On July 25, 2002, the Company entered into an agreement to settle this claim for $1.25 million, payment of which was received in August 2002.

     LITIGATION

     The Company is engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business. The Company does not believe that the results of any such pending litigation or proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows. The Company decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made due to significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company's business.

     CAPITAL LEASE OBLIGATIONS, OPERATING LEASE COMMITMENTS & PURCHASE
     OBLIGATIONS

     A summary of the Company's capital and operating leases (net of subleases) as well as its purchase obligations (relating to television advertising) as of September 30, 2002 is as follows:


                                Capital Lease       Operating       Purchase
     Year                        Obligations         Leases        Obligations          Total
     -----                      -------------     ------------     -------------    ------------
     2002 (Q4)                  $   417,010      $   801,690      $   317,985      $ 1,536,685
     2003                         1,188,260        3,136,748               --        4,325,008
     2004                           186,484        2,818,291               --        3,004,775
     2005                             7,520        2,237,551               --        2,245,071
     2006                                --        2,042,922               --        2,042,922
     Thereafter (cumulative)             --        9,876,490               --        9,876,490
                                -----------      -----------      -----------      -----------
          Total                 $ 1,799,274      $20,913,692      $   317,985      $23,030,951
                                ===========      ===========      ===========      ===========



(6)  NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of September 30, 2002, TradeStation Securities had net capital of $11.6 million, which was $11.3 million in excess of its required net capital of $277,000, and a ratio of aggregate indebtedness to net capital of .36 to 1.

(7)  SEGMENT AND RELATED INFORMATION

     For the three and nine months ended September 30, 2002 and 2001, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.


                                                FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                        -----------------------------------     --------------------------------------
                                              2002               2001                2002                   2001
                                        ---------------     ---------------     ---------------       ----------------
Revenues:
   Brokerage services                   $    10,710,207     $     3,936,895     $    27,294,022       $     13,129,729
   Software products and services             5,181,305           5,238,308          14,052,668             18,746,105
   Eliminations                              (2,790,000)                 --          (6,343,200)                    --
                                        ---------------     ---------------     ---------------       ----------------
                                        $    13,101,512     $     9,175,203     $    35,003,490       $     31,875,834
                                        ===============     ===============     ===============       ================

Income (loss) from operations:
   Brokerage services                   $       390,847     $      (626,864)    $        (8,730)      $        135,211
   Software products and services             1,348,383(a)       (3,704,011)           (510,535)(a)         (9,796,678)
                                        ----------------    ---------------     ---------------       ----------------
                                        $     1,739,230     $    (4,330,875)    $      (519,265)      $     (9,661,467)
                                        ===============     ===============     ===============       ================


                                          SEPTEMBER 30,      DECEMBER 31,
                                              2002               2001
                                        ---------------     ---------------
Identifiable assets:
   Brokerage services                   $    18,511,135     $    20,144,278
   Software products and services             7,978,490           6,676,725
                                        ---------------     ---------------
                                        $    26,489,625     $    26,821,003
                                        ===============     ===============

-------------
(a)  $1.25 million of this amount is from an insurance settlement described in
     Note 5.



(8)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

(9)  STOCK REPURCHASE PROGRAM

     In July 2002, the Company announced a stock repurchase program authorizing, at the discretion of management, the use of available cash to purchase from time to time up to 4 million shares of the Company's common stock in the open market or through privately-negotiated transactions.

     Through September 30, 2002, the Company had purchased and retired 1,582,700 shares at prices ranging from $1.35 to $1.3973 per share, for a total purchase price of $2.1 million. This included the August 2002 purchase of 1.5 million shares in a private transaction at a price of $1.35 per share from a former principal shareholder of onlinetrading.com corp., a company acquired by TradeStation Group in a December 2000 merger. See Note 10, "Subsequent Event."

(10)  SUBSEQUENT EVENT

     On October 18, 2002, the Company purchased and retired an additional 2,417,300 shares under its 4 million share repurchase program, thereby completing the program. The shares were purchased in a private transaction at a price of $1.40 per share, for a total purchase price of $3.4 million, from the same former principal shareholder of onlinetrading.com corp. from whom the Company purchased 1.5 million shares in August 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained herein. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

RESULTS OF OPERATIONS

     TradeStation Group operated in two principal business segments: brokerage services and software products and services. All intercompany transactions are eliminated in consolidation. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment:


                                                  THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                  SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                    -------------------------------------------    -------------------------------------------
                                               SOFTWARE                                        SOFTWARE
                                               PRODUCTS                                        PRODUCTS
                                    BROKERAGE    AND       ELIMIN-                 BROKERAGE      AND      ELIMIN-
                                    SERVICES   SERVICES    ATIONS        TOTAL     SERVICES    SERVICES    ATIONS       TOTAL
                                    --------   --------    --------    --------    --------    --------   ---------   --------
                                                     (In thousands)                            (In thousands)
Revenues:
   Brokerage revenues               $ 10,708   $     --    $     94    $ 10,802    $  3,937    $     --    $     --   $  3,937
   Subscription fees                      --      4,512      (2,790)      1,722          --       2,353          --      2,353
   Other                                   2        669         (94)        577          --       2,885          --      2,885
                                    --------   --------    --------    --------    --------    --------    --------   --------
     Total revenues                   10,710      5,181      (2,790)     13,101       3,937       5,238          --      9,175
                                    --------   --------    --------    --------    --------    --------    --------   --------
Operating expenses:
   Clearing and execution costs        3,427         --          --       3,427       1,076          --          --      1,076
   Data center costs                   2,827      1,267      (2,790)      1,304          --       1,411          --      1,411
   Technology development                137      2,232          --       2,369          99       2,319          --      2,418
   Sales and marketing                 2,667        360          --       3,027       1,990         691          --      2,681
   (Recovery of) provision for
     insurance loss                       --     (1,250)         --      (1,250)         --         600          --        600
   General and administrative          1,261        966          --       2,227       1,247       2,531          --      3,778
   Amortization of intangibles            --        258          --         258         152       1,390          --      1,542
                                    --------   --------    --------    --------    --------    --------    --------   --------
     Total operating expenses         10,319      3,833      (2,790)     11,362       4,564       8,942          --     13,506
                                    --------   --------    --------    --------    --------    --------    --------   --------
      Income (loss) from
         operations                 $    391   $  1,348    $     --    $  1,739    $   (627)   $ (3,704)   $     --   $ (4,331)
                                    ========   ========    ========    ========    ========    ========    ========   ========


                                                  NINE MONTHS ENDED                         NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                    -------------------------------------------  -------------------------------------------
                                               SOFTWARE                                      SOFTWARE
                                               PRODUCTS                                      PRODUCTS
                                    BROKERAGE     AND       ELIMIN-               BROKERAGE     AND       ELIMIN-
                                    SERVICES   SERVICES     ATIONS      TOTAL     SERVICES   SERVICES     ATIONS     TOTAL
                                    --------   ---------    -------    --------    -------   --------    ---------  --------
                                               (In thousands)                            (In thousands)
Revenues:
   Brokerage revenues               $ 27,292    $     --    $   156    $ 27,448    $13,130   $     --    $     --   $ 13,130
   Subscription fees                      --      11,259     (6,343)      4,916         --      7,752          --      7,752
   Other                                   2       2,794       (156)      2,640         --     10,994          --     10,994
                                    --------    --------    -------    --------    -------   --------    --------   --------
     Total revenues                   27,294      14,053     (6,343)     35,004     13,130     18,746          --     31,876
                                    --------    --------    -------    --------    -------   --------    --------   --------
Operating expenses:
   Clearing and execution costs        7,796          --         --       7,796      4,012         --          --      4,012
   Data center costs                   6,380       3,690     (6,343)      3,727         --      4,086          --      4,086
   Technology development                368       6,689         --       7,057        126      7,371          --      7,497
   Sales and marketing                 8,705       1,068         --       9,773      5,383      3,639          --      9,022
   (Recovery of) provision for
     insurance loss                       --      (1,250)        --      (1,250)        --      1,350          --      1,350
   General and administrative          4,054       3,593         --       7,647      3,019      7,949          --     10,968
   Amortization of intangibles            --         773         --         773        455      4,147          --      4,602
                                    --------    --------    -------    --------    -------   --------    --------   --------
     Total operating expenses         27,303      14,563     (6,343)     35,523     12,995     28,542          --     41,537
                                    --------    --------    -------    --------    -------   --------    --------   --------
     (Loss) income from
        operations                  $     (9)   $   (510)   $    --    $   (519)   $   135   $ (9,796)   $     --   $ (9,661)
                                    ========    ========    =======    ========    =======   ========    ========   ========

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

     BROKERAGE REVENUES. Brokerage revenues are the key component of our results of operations and are comprised primarily of brokerage commissions and fees earned from our clients' brokerage transactions and, to a lesser extent, data fees earned from brokerage customers using the TRADESTATION 6 online trading platform and interest earned from interest revenue sharing arrangements with the brokerage's clearing firms. Brokerage commissions and fees and their related clearing costs are recorded on a trade date basis as transactions occur. Data fees and interest are recorded monthly, when earned.

     INCOME TAXES. Management determines any valuation allowance recorded against our net deferred tax assets, which includes the benefit from net operating loss carryforwards. For all periods presented, a valuation allowance was recorded to offset the tax benefit of all current period changes in deferred income taxes. During the 2001 fourth quarter, we recorded a $4.8 million charge establishing a full valuation allowance against our previously recorded deferred income tax assets. As of September 30, 2002, we have approximately $12.1 million of deferred income tax assets that have been fully reserved, the benefit of which may be recorded in future periods should realization become more likely than not.

     INSURANCE CLAIM. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client's account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded in our consolidated balance sheet was fully reserved as of December 31, 2001, $600,000 and $1,350,000 of which was recorded in the three months and nine months ended September 30, 2001, respectively. On July 25, 2002, we entered into an agreement to settle this claim for $1.25 million, payment of which was received in August 2002. The effect of this settlement has been recorded in the third quarter of 2002. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - OPERATING EXPENSES - (RECOVERY OF) PROVISION FOR INSURANCE LOSS."

     UNINSURED LOSS RESERVES. Each quarter, we continue to evaluate our accruals for settlements related to pre-merger and legacy brokerage business operations and claims. As of September 30, 2002, estimates of settlements for such potential claims and related legal fees were $600,000 and $200,000, respectively. The ultimate outcome of such potential claims may be substantially different than our estimates. See "BROKERAGE SERVICES SEGMENT - OPERATING EXPENSES - GENERAL AND ADMINISTRATIVE."

     SUBLEASE OF FACILITIES. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using current market factors, we estimated the potential losses relating to the sublease of facilities that we will no longer occupy. During the first half of 2002, we increased our estimated loss accrual by $524,000 to a total of $904,000. During the third quarter of 2002, charges of $222,000 were applied against this accrual, resulting in a balance of $682,000 as of September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

OVERALL

     Total revenues were $13.1 million for the three months ended September 30, 2002, as compared to $9.2 million for the three months ended September 30, 2001, an increase of $3.9 million, or 43%, due primarily to an increase in brokerage revenues, partially offset by a decrease in other revenues (which relate primarily to our legacy software business, which has been phased out) and, to a lesser extent, a decrease in subscription fees.

     Income from operations was $1.7 million for the three months ended September 30, 2002, as compared to a loss from operations of $4.3 million for the three months ended September 30, 2001, an improvement of $6.0 million, or 140%. This improvement related primarily to higher revenues, lower general and administrative expenses, lower amortization of intangibles (resulting from a 2001 fourth quarter impairment charge that reduced intangibles to their estimated fair value), and the $1.25 million insurance settlement in the 2002 third quarter related to a $2.7 million loss that had been fully reserved, $600,000 of which had been reserved in the 2001 third quarter. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - OPERATING EXPENSES - (RECOVERY OF) PROVISION FOR INSURANCE LOSS." This improvement was partially offset by higher clearing and execution costs associated with the higher revenues.

     Other income, net consists primarily of interest income earned on our cash and marketable securities, offset by interest expense related to capital lease obligations, as well as other miscellaneous gains and losses. Other income, net was $62,000 for the three months ended September 30, 2002, as compared to $83,000 for the three months ended September 30, 2001, a decrease of $21,000, or 25%. This decrease was due primarily to a decrease in interest income related to lower interest rates, partially offset by lower interest expense associated with capital lease obligations.

BROKERAGE SERVICES SEGMENT

REVENUES

     BROKERAGE REVENUES. Brokerage revenues are comprised primarily of brokerage commissions and fees earned from our clients' brokerage transactions and, to a lesser extent, data fees earned from brokerage customers using the TRADESTATION 6 online trading platform and interest earned from interest revenue sharing arrangements with the brokerage's clearing firms. For the three months ended September 30, 2002, brokerage revenues were $10.7 million, including brokerage commissions and fees of $9.6 million, as compared to brokerage revenues of $3.9 million, including brokerage commissions and fees of $3.6 million, for the three months ended September 30, 2001. This increase of $6.8 million, or 172%, is due primarily to increased trading volume related to account growth of brokerage clients who use the TRADESTATION 6 online trading platform. Since the June 27, 2001 launch of the TRADESTATION 6 online trading platform, substantially all new brokerage customers are provided with access to that platform and use it to place their trades. During the three months ended September 30, 2002, 95% of total brokerage revenues were generated from clients using the TRADESTATION 6 online trading platform, as compared to 31% during the three months ended September 30, 2001.

     In April 2002, our new brokerage commission plan - one that charges traders fees based solely upon the share volume of client trades as opposed to per ticket charges - became effective. The new plan, as expected, significantly reduced our commissions per trade. This reduction was partially offset by charging more brokerage clients monthly data fees. In August 2002, we modified our price per share plan by reducing the price per share. Additionally, as compared to the first two quarters of 2002, media advertising expenditures were reduced during the third quarter of 2002 and are expected to be further reduced beginning January 2003. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve growth with reduced advertising expenditures, are challenges we expect to face for the foreseeable future.

OPERATING EXPENSES

     CLEARING AND EXECUTION COSTS. Clearing and execution costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and execution costs were $3.4 million for the three months ended September 30, 2002, as compared to $1.1 million for the three months ended September 30, 2001, an increase of $2.4 million, or 219%, due primarily to increased trading volume related to account growth. Clearing and execution costs as a percentage of brokerage revenues increased to 32% for the three months ended September 30, 2002, from 27% for the three months ended September 30, 2001, due to lower gross margins associated with our new per share pricing structure, partially offset by improved clearing cost rates provided by our clearing firms. This trend of reduced margins is expected to continue for the foreseeable future as more customers convert to our new per share pricing structure.

     DATA CENTER COSTS. Data center costs represent primarily intercompany subscription fees paid to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients. See "TECHNOLOGY DEVELOPMENT" below. Data center costs for the three months ended September 30, 2002 were $2.8 million. No data center costs were charged to the brokerage segment during the three months ended September 30, 2001. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - REVENUES - SUBSCRIPTION FEES" AND "- OPERATING EXPENSES - DATA CENTER COSTS."

     TECHNOLOGY DEVELOPMENT. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients. Technology development expenses for the three months ended September 30, 2002 were $137,000, as compared to $99,000 for the three months ended September 30, 2001, an increase of $38,000, or 38%. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated online trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - OPERATING EXPENSES - TECHNOLOGY DEVELOPMENT."

     SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs for sales, customer support centers, marketing and order desk, as well as brokers' commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web site maintenance and administration costs. Sales and marketing expenses were $2.7 million for the three months ended September 30, 2002, as compared to $2.0 million for the three months ended September 30, 2001, an increase of $677,000, or 34%. This increase was due primarily to increased advertising and promotional costs of $348,000 and increased personnel and related costs of $293,000. However, in the second half of 2002, we have significantly decreased our media advertising expenditures as compared to the first half of 2002, and expect to further reduce these expenditures substantially in 2003.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were approximately $1.2 million for both the three months ended September 30, 2002 and 2001. Increases in personnel and related costs of $306,000, increases in telecommunication costs of $127,000, and increases in facility costs of $108,000 were offset by a decrease in provisions for uninsured losses of $577,000. See "CRITICAL ACCOUNTING POLICIES AND ESTIMATES - UNINSURED LOSS RESERVES."

     AMORTIZATION OF INTANGIBLES. Historically, amortization of intangible assets was related to the December 1999 acquisition of certain brokerage customer accounts, which was accounted for under the purchase method of accounting. Based upon our decision made in December 2001 to sell those accounts (as they did not meet the requirements of our active and institutional trader business model), we determined that these intangible assets were impaired and, therefore, they were reduced to their estimated fair value. There was no amortization during 2002, as these intangible assets were held for sale, and then sold during the second quarter of 2002. Amortization of intangibles for the three months ended September 30, 2001 was $152,000.

SOFTWARE PRODUCTS AND SERVICES SEGMENT

REVENUES

     TOTAL REVENUES. Total revenues were approximately $5.2 million for both the three months ended September 30, 2002 and 2001. This resulted from an increase in subscription fees offset by a decrease in other revenues (which relate primarily to our legacy software business, which has been phased out).

     SUBSCRIPTION FEES. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities the right to provide this software and data service to the brokerage customers of TradeStation Securities ("Intercompany Subscription Fees"). Subscription fees were $4.5 million for the three months ended September 30, 2002, as compared to $2.4 million for the three months ended September 30, 2001, an increase of $2.1 million, or 92%. This increase is due primarily to an increase in brokerage accounts at TradeStation Securities that resulted in $2.8 million of Intercompany Subscription Fees. Excluding Intercompany Subscription Fees, subscription fees decreased $631,000, or 27%, due to our December 2000 decision not to actively market subscription services, but rather focus on the growth of our brokerage business.

     OTHER REVENUES. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees that are derived from direct sales of our legacy client software products. Other revenues were $669,000 for the three months ended September 30, 2002, as compared to $2.9 million for the three months ended September 30, 2001, a decrease of $2.2 million, or 77%. This expected decrease was due primarily to a decrease in royalties resulting from the expiration of a minimum royalty arrangement with a third party, and decreased licensing fees resulting from the May 2000 discontinuation of active marketing of client software products. As a result of these factors, other revenues are expected to continue to decrease in future quarters.

OPERATING EXPENSES

     DATA CENTER COSTS. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent for facilities, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended September 30, 2002 were $1.3 million, as compared to $1.4 million for the three months ended September 30, 2001, a decrease of $144,000, or 10%. The decrease is due primarily to lower lease costs associated with the conversion of certain operating leases to capital leases, partially offset by higher exchange fees and facility costs.

     TECHNOLOGY DEVELOPMENT. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, and consulting fees. The TradeStation Technologies subsidiary owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $2.2 million for the three months ended September 30, 2002, as compared to $2.3 million for the three months ended September 30, 2001, a decrease of $87,000, or 4%.

     SALES AND MARKETING. We no longer actively market software products and services, the focus of our business being to continue to build an online brokerage firm for active traders. Sales and marketing expenses have consisted primarily of marketing programs, including advertising, brochures, and direct mail programs; sales commissions; personnel costs for marketing and customer support centers; and Web site maintenance and administration costs. Sales and marketing expenses were $360,000 for the three months ended September 30, 2002, as compared to $691,000 for the three months ended September 30, 2001, a decrease of $331,000, or 48%, due primarily to decreases in personnel and related costs of $181,000, advertising and promotional costs of $84,000, and facility costs of $69,000.

     (RECOVERY OF) PROVISION FOR INSURANCE LOSS. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client's account. At that time, we estimated that a provision for insurance loss should be recorded for $750,000. During the third quarter of 2001, based on ongoing correspondence with the insurance carrier, we increased this provision for insurance loss by $600,000. In December 2001, the insurance company formally denied this claim and, accordingly, the receivable recorded in our consolidated balance sheet was fully reserved. On July 25, 2002, we entered into an agreement with the insurance company to settle this claim for $1.25 million, payment of which was received in August 2002. Accordingly, we recorded a recovery of insurance loss of $1.25 million during the third quarter of 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.0 million for the three months ended September 30, 2002, as compared to $2.5 million for the three months ended September 30, 2001, a decrease of $1.5 million, or 62%, due primarily to decreases in professional fees of $533,000, decreases in personnel and related costs of $508,000, and decreases in facility costs of $500,000.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles includes, primarily, amortization related to the October 1999 acquisition of Window On WallStreet Inc., which was accounted for under the purchase method of accounting, its assets being amortized over their estimated useful lives, which range from three to four years. Amortization of intangibles also includes amortization of data rights and other intangibles. Amortization of intangibles was $258,000 for the three months ended September 30, 2002, as compared to $1.4 million for the three months ended September 30, 2001, a decrease of $1.1 million, or 81%. The decrease is due to a December 2001 adjustment that reduced the value of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet to their estimated fair value. This resulted from our decision, made and implemented in the fourth quarter of 2001, to upgrade all WINDOWONWALLSTREET.COM subscribers to TRADESTATION 6.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

OVERALL

     Total revenues were $35.0 million for the nine months ended September 30, 2002, as compared to $31.9 million for the nine months ended September 30, 2001, an increase of $3.1 million, or 10%, due primarily to an increase in brokerage revenues, partially offset by a decrease in other revenues, and, to a lesser extent, a decrease in subscription fees.

     Loss from operations was $519,000 for the nine months ended September 30, 2002, as compared to $9.7 million for the nine months ended September 30, 2001, an improvement of $9.1 million, or 95%. This improvement related primarily to lower amortization of intangibles (resulting from the 2001 fourth quarter impairment charge that reduced intangibles to their estimated fair value), lower general and administrative expenses, higher revenues, and a $1.25 million insurance settlement in the 2002 third quarter relating to a $2.7 million loss that had been fully reserved during the prior year, $1.35 million of which had been reserved through September 30, 2001. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - OPERATING EXPENSES - (RECOVERY OF) PROVISION FOR INSURANCE LOSS." This improvement was partially offset by the higher clearing and execution costs associated with higher brokerage revenues.

     Other income, net was $410,000 for the nine months ended September 30, 2002, as compared to $484,000 for the nine months ended September 30, 2001, a decrease of $74,000, or 15%, due primarily to a decrease in interest income as a result of lower interest rates, partially offset by a gain of $287,500 recorded on the sale of legacy customer accounts during the second quarter of 2002.

BROKERAGE SERVICES SEGMENT

REVENUES

     BROKERAGE REVENUES. For the nine months ended September 30, 2002, brokerage revenues were $27.3 million, including brokerage commissions and fees of $25.1 million, as compared to brokerage revenues of $13.1 million, including brokerage commissions and fees of $12.1 million, for the nine months ended September 30, 2001. This increase of $14.2 million, or 108%, is due primarily to increased trading volume related to customer account growth fueled by our June 27, 2001 launch of the TRADESTATION 6 online trading platform. During the nine months ended September 30, 2002, 88% of total brokerage revenues were generated from clients using the TRADESTATION 6 online trading platform, as compared to 10% during the nine months ended September 30, 2001.

OPERATING EXPENSES

     CLEARING AND EXECUTION COSTS. Clearing and execution costs were $7.8 million for the nine months ended September 30, 2002, as compared to $4.0 million for the nine months ended September 30, 2001, an increase of $3.8 million, or 94%, due primarily to increased trading volume related to account growth. Clearing and execution costs as a percentage of brokerage revenues decreased to 28% for the nine months ended September 30, 2002, from 31% for the nine months ended September 30, 2001, due to improved clearing cost rates provided by our clearing firms, partially offset by the lower gross margins that resulted from our new per share pricing structure. Clearing costs as a percentage of brokerage revenues are expected to increase for the foreseeable future as more customers convert to our new per share pricing structure.

     DATA CENTER COSTS. Data center costs for the nine months ended September 30, 2002 were $6.4 million. No data center costs were charged to the brokerage segment during the nine months ended September 30, 2001. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - REVENUES - SUBSCRIPTION FEES" AND "- OPERATING EXPENSES - DATA CENTER COSTS."

     TECHNOLOGY DEVELOPMENT. Technology development expenses for the nine months ended September 30, 2002 were $368,000, as compared to $126,000 for the nine months ended September 30, 2001, an increase of $242,000, or 191%. This increase is because these expenses did not begin to be incurred until the end of the 2001 second quarter. See "SOFTWARE PRODUCTS AND SERVICES SEGMENT - OPERATING EXPENSES
- TECHNOLOGY DEVELOPMENT."

     SALES AND MARKETING. Sales and marketing expenses were $8.7 million for the nine months ended September 30, 2002, as compared to $5.4 million for the nine months ended September 30, 2001, an increase of $3.3 million, or 62%. This increase was due primarily to increased advertising and promotional costs of $2.2 million and increased personnel and related costs of $1.1 million. However, we have significantly decreased our media advertising expenditures in the second half of 2002 as compared to the first half of 2002, and expect to further reduce these expenditures substantially in 2003.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.0 million for the nine months ended September 30, 2002, as compared to $3.0 million for the nine months ended September 30, 2001, an increase of $1.0 million, or 34%. This change is due primarily to increases in personnel and related costs of $935,000, increases in facility costs of $796,000 (related mainly to an increase in the estimated loss on the sublease of facilities that will no longer be occupied) and increases in communication costs of $317,000, partially offset by a decrease in uninsured loss provisions of $800,000. See "CRITICAL ACCOUNTING POLICIES AND ESTIMATES - UNINSURED LOSS RESERVES."

     AMORTIZATION OF INTANGIBLES. Historically, amortization of intangible assets was related to the December 1999 acquisition of certain customer accounts, which was accounted for under the purchase method of accounting. Based upon our decision made in December 2001 to sell those accounts (as they did not meet the requirements of our active and institutional trader business model), we determined that these intangible assets were impaired and, therefore, they were reduced to their estimated fair value. There was no amortization during 2002, as these intangible assets were held for sale, and then sold during the second quarter of 2002. Amortization of intangibles for the nine months ended September 30, 2001 was $455,000.

SOFTWARE PRODUCTS AND SERVICES SEGMENT

REVENUES

     TOTAL REVENUES. Total revenues were approximately $14.0 million for the nine months ended September 30, 2002, as compared to $18.7 million for the same period in 2001, a decrease of $4.7 million, or 25%, due primarily to a decrease in other revenues, partially offset by an increase in subscription fees.

     SUBSCRIPTION FEES. Subscription fees were $11.3 million for the nine months ended September 30, 2002, as compared to $7.8 million for the nine months ended September 30, 2001, an increase of $3.5 million, or 45%. This increase was due primarily to $6.3 million of Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees decreased $2.8 million, or 37%, due to our December 2000 decision not to actively market subscription services, but rather focus on the growth of our brokerage business.

     OTHER REVENUES. Other revenues were $2.8 million for the nine months ended September 30, 2002, as compared to $11.0 million for the nine months ended September 30, 2001, a decrease of $8.2 million, or 75%. This expected decrease was due primarily to a decrease in royalties resulting from the expiration of a minimum royalty arrangement with a third party, and decreased licensing fees resulting from the May 2000 discontinuation of active marketing of client software products. As a result of these factors, other revenues are expected to continue to decrease in future quarters.

OPERATING EXPENSES

     DATA CENTER COSTS. Data center costs for the nine months ended September 30, 2002 were $3.7 million, as compared to $4.1 million for the nine months ended September 30, 2001, a decrease of $396,000, or 10%. The decrease is due primarily to lower lease costs associated with the conversion of certain operating leases to capital leases, and lower data distribution fees resulting from more favorable rates negotiated in the third quarter of 2001, partially offset by higher facility costs and exchange fees.

     TECHNOLOGY DEVELOPMENT. Technology development expenses were $6.7 million for the nine months ended September 30, 2002, as compared to $7.4 million for the nine months ended September 30, 2001, a decrease of $682,000, or 9%, due primarily to lower personnel and related costs of $427,000 and lower facility costs of $102,000.

     SALES AND MARKETING. Sales and marketing expenses were $1.1 million for the nine months ended September 30, 2002, as compared to $3.6 million for the nine months ended September 30, 2001, a decrease of $2.5 million, or 71%, due primarily to decreases in advertising and promotional costs of $1.2 million, decreases in personnel and related costs of $1.1 million and, to a lesser extent, decreases in facility costs of $200,000.

     (RECOVERY OF) PROVISION FOR INSURANCE LOSS. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client's account. As of September 30, 2001, based on ongoing correspondence with the insurance carrier, we estimated that a provision for insurance loss should be recorded in the amount of $1.35 million. In December 2001, the insurance company formally denied this claim and, accordingly, the receivable recorded in our consolidated balance sheet was fully reserved. On July 25, 2002, we entered into an agreement with the insurance company to settle this claim for $1.25 million, payment of which was received in August 2002. Accordingly, we recorded a recovery of insurance loss of $1.25 million during the third quarter of 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.6 million for the nine months ended September 30, 2002, as compared to $7.9 million for the nine months ended September 30, 2001, a decrease of $4.3 million, or 55%, due primarily to decreases in personnel and related costs of $2.1 million, decreases in facility costs of $726,000, decreases in provision for bad debts of $714,000, and decreases in professional fees of $561,000. The 2001 provision for bad debts relates to the portion of TradeStation Technologies' 2001 royalty receivable that was part of a "pre-petition" estate in a Chapter 11 bankruptcy filed in February 2001 and was not paid as a result of the rejection of that agreement in those bankruptcy proceedings.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $773,000 for the nine months ended September 30, 2002, as compared to $4.1 million for the nine months ended September 30, 2001, a decrease of $3.4 million, or 81%. The decrease is due to the December 2001 adjustment that reduced the value of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet to their estimated fair value. This resulted from our decision, made and implemented in the fourth quarter of 2001, to upgrade all WINDOWONWALLSTREET.COM subscribers to TRADESTATION 6.

VARIABILITY OF QUARTERLY RESULTS

     There are several factors that may cause fluctuations in our quarterly operating results, which could result in significant volatility in our stock price. Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

     o the effect of our new commission pricing structure (which was implemented in the 2002 second quarter and significantly modified in the 2002 third quarter);

     o market or competitive pressure to continue to lower commissions and fees charged to customers;

     o the quality and success of, and potential continuous changes in, sales or marketing strategies (which have undergone significant change recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns, particularly our recent decision to reduce advertising expenditures during the second half of 2002 and further reduce advertising expenditures during 2003;

     o the appeal of our products and services to the institutional market (given our limited experience selling to that market);

     o variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

     o if revenues are lower than budgeted expectations, our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

     o the timing, completion, cost and effect of our development and launch of planned enhancements to the TRADESTATION 6 online trading platform (i.e., TRADESTATION 7 and other future versions);

     o changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

     o general economic and market factors that affect active trading, including market volume, market volatility, market direction, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

     o costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market;

     o the size and frequency of any trading errors for which we ultimately suffer the economic burden, in whole or in part (including losses from third party claims that may arise from time to time - as of June 1, 2002, we have not carried errors or omissions insurance for third party claims); and

     o the issues, uncertainties and risks described later in this report under the heading "Issues, Uncertainties and Risk Factors."

INCOME TAXES

     For all periods presented, income taxes were provided only for certain state and local income taxes where our net operating loss carryforwards could not be utilized. For the three and nine months ended September 30, 2001, we recorded an income tax benefit of $9,000 and an income tax expense of $7,000, respectively. For the three and nine months ended September 30, 2002, we recorded an income tax expense of $7,000. A valuation allowance was recorded to offset the tax benefit of all deferred income tax assets (primarily resulting from net operating losses) generated during the nine months ended September 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had cash and cash equivalents of approximately $20.0 million, of which $3.4 million is restricted. Restricted cash supports a facility lease, a stand-by letter of credit securing equipment leases and a credit card clearing agreement. See Note 5 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES - RESTRICTED CASH.

     During the first quarter of 2002, equipment valued at $552,000 was acquired under a capital lease obligation for use at our data server farms, replacing certain operating leases. During the second quarter of 2002, in connection with the relocation of our three Florida offices to one Florida location, we acquired $492,000 of furniture and equipment under two capital lease obligations. During the third quarter of 2002, we acquired $307,000 of additional equipment related to our data server farms under two capital lease obligations. A summary of our capital and operating leases (net of subleases) as well as our purchase obligations (relating to television advertising) as of September 30, 2002 is as follows:


                         Capital Lease       Operating        Purchase
 Year                     Obligations         Leases         Obligations          Total
-----                    -------------      -----------      -----------     -----------
2002 (Q4)                $  417,010         $   801,690       $317,985       $ 1,536,685
2003                      1,188,260           3,136,748             --         4,325,008
2004                        186,484           2,818,291             --         3,004,775
2005                          7,520           2,237,551             --         2,245,071
2006                             --           2,042,922             --         2,042,922
Thereafter (cumulative)          --           9,876,490             --         9,876,490
                         ----------         -----------       --------       -----------
     Total               $1,799,274         $20,913,692       $317,985       $23,030,951
                         ==========         ===========       ========       ===========

     We have no off balance sheet assets or liabilities.

     We anticipate, in connection with the expected growth of our brokerage business, capital expenditures of approximately $2.0 million through December 31, 2003, including $500,000 to $800,000 during the fourth quarter of 2002. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

     In July 2002, we announced a stock repurchase program authorizing, at the discretion of management, the use of available cash to purchase from time to time up to 4 million shares of the Company's common stock in the open market or through privately-negotiated transactions. Through September 30, 2002, we had purchased and retired 1,582,700 shares at prices ranging from $1.35 to $1.3973 per share, for a total purchase price of $2.1 million. This included the August 2002 purchase of 1.5 million shares in a private transaction at a price of $1.35 per share from a former principal shareholder of onlinetrading.com corp., a company acquired by TradeStation Group in a December 2000 merger. On October 18, 2002, we purchased and retired an additional 2,417,300 shares in a private transaction at a price of $1.40 per share, for a total purchase price of $3.4 million, thereby completing the program. The shares were purchased from the same former principal shareholder of onlinetrading.com corp. from whom we purchased
1.5 million shares in August 2002.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash provided by operating activities during the nine months ended September 30, 2002 totaled $3.1 million, compared to $2.9 million in the comparable period of 2001. Net cash provided by operating activities during the nine months ended September 30, 2002 was due primarily to improved operating income, as adjusted for non-cash items, which includes $1.25 million received in an insurance settlement, and an increase in accrued expenses, partially offset by an increase in receivables from clearing firms. Net cash provided by operating activities during the nine months ended September 30, 2001 was due primarily to the receipt of income tax receivables of $8.5 million in April 2001 and increases in accrued expenses, partially offset by operating losses, increases in other assets and decreases in merger and non-recurring accounts payable and income taxes payable.

     Investing activities provided cash of $60,000 during the nine months ended September 30, 2002, including cash proceeds of $1.0 million from the sale of certain legacy customer accounts during the second quarter of 2002 (see Note 4 of Notes to Consolidated Financial Statements - INTANGIBLE ASSETS, NET) and $315,000 from the maturity of securities owned. These proceeds were offset by capital expenditures of $1.2 million. Investing activities used cash of $1.0 million during the nine months ended September 30, 2001 related primarily to purchases of securities, net of maturities, and capital expenditures.

     Financing activities used cash of $3.1 million during the nine months ended September 30, 2002 due primarily to $2.1 million of cash paid for the repurchase of common stock and $1.0 million for repayment of capital lease obligations. Financing activities used cash of $157,000 during the nine months ended September 30, 2001, primarily for the repayment of capital lease obligations, net of the issuance of common stock from the exercise of stock options under our Incentive Stock Plan.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

AUDIT COMMITTEE FINANCIAL EXPERTS

     The Audit Committee of the Board of Directors of TradeStation Group has three members, two of whom, Stephen C. Richards and Michael W. Fipps, we believe are financial experts. Each is a certified public accountant. Mr. Richards is currently the chief financial officer of a NYSE listed company and formerly served as chief financial officer of a Nasdaq National Market listed company which later became a NYSE listed company. Mr. Fipps previously served as chief financial officer of an American Stock Exchange listed company.

ISSUES, UNCERTAINTIES AND RISK FACTORS

     The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in this report should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described below. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider the issues, uncertainties and risk factors described below, which include business risks relevant both to our industry and to us in particular. These issues, uncertainties and risk factors are not intended to be exclusive. Issues, uncertainties and risk factors are also included in other sections of this report, such as, for example, in "Variability of Quarterly Results" and elsewhere when specifically relevant to a statement we have made about our financial condition or results of operations. This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "plans," "estimates," "expects," "intends," "designed," "anticipates," "may," "will," "should," "could," "become," "upcoming," "potential," "pending," and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties, including the risks and uncertainties described above in "Variability of Results" and elsewhere in this report, and those described below. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as in other sections of this report and in our other public filings and our press releases.

     CONDITIONS IN THE SECURITIES AND FINANCIAL MARKETS MAY AFFECT OUR RATES OF CUSTOMER ACQUISITION, RETENTION AND TRADING ACTIVITY

     Our products and services are, and will continue to be, for customers who trade actively in the securities and financial markets. There has been for the past 2 1/2 years, and continues to be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading has decreased or in the future decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, such as has recently occurred, or future tax law changes, recessions, depressions, wars, terrorism (including "cyberterrorism"), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Also, unfavorable market conditions may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by frustrated clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those kinds of potential claims. See "THE NATURE OF OUR BUSINESS RESULTS IN POTENTIAL LIABILITY TO CUSTOMERS" below.

     OUR INDUSTRY IS INTENSELY COMPETITIVE, WHICH MAKES IT DIFFICULT TO ATTRACT AND RETAIN CUSTOMERS

     The markets for online brokerage services, client software and Internet-based trading tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry. We believe that competition from large online brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. These include: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; the development and support of efficient, materially error-free Internet-based systems; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

     SYSTEMS FAILURES MAY RESULT IN OUR INABILITY TO DELIVER ACCURATELY, ON TIME, OR AT ALL, IMPORTANT AND TIME-SENSITIVE SERVICES TO OUR CUSTOMERS

     The online trading platform we provide to our clients is based upon the integration of our sophisticated front-end software technology with our equally sophisticated Internet-based server farm technology. Our server farm technology is the foundation upon which online trading clients receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided by the systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of ECNs and electronic systems offered by the exchanges, and the clearing and back-office systems of the clearing firms we currently use. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement and execution of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, exchange, clearing firm and ECN outages or issues, which are beyond our control. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a systems failure. When systems in the trading process slow down significantly or fail, even for a short time, our brokerage customers could suffer delays in trading, or unintended results or other problems, potentially causing losses and possibly subjecting us to claims for such losses. Such failures or delays, depending upon how often they occur and how serious they are, could also result in our clients and client prospects losing or failing to gain confidence in our trading platform. Additionally, as a general matter not applicable only to our company, the integrity of these types of systems is increasingly being attacked by persons sometimes referred to as "hackers" who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, "cyberterrorism," should it occur, may significantly affect people's willingness to use Internet-based services, particularly ones that involve their personal or company's assets. During a system outage, our brokerage may be able to take orders by telephone; however, only associates with appropriate securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. System delays, errors, outages and failures, depending upon how serious and how often they occur, could have a material adverse effect on our business, financial condition, results of operations and prospects. See "THE NATURE OF OUR BUSINESS RESULTS IN POTENTIAL LIABILITY TO CUSTOMERS" below.

     DEPENDENCE UPON OUTSIDE DATA SOURCES AND CLEARING RELATIONSHIPS CREATES RISKS OUTSIDE OF OUR CONTROL WHICH MAY AFFECT OUR ABILITY TO PROVIDE, AND OUR COST TO PROVIDE, MARKET DATA AND CLEARING AND ACCOUNT SERVICES

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing firms in order to provide market data and news and clearing and account services, respectively, to our customers. We obtain the market data and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges and news sources, and the clearing and back-office account services are obtained from large brokerage firms. The data contracts typically provide for royalties based on usage or minimums, and the clearing contracts provide for transactional clearing fees and charges. While we are not aware of any material data vendor or clearing services contracts that are in jeopardy of being terminated or not renewed, there can be no assurance that we will be able to renew or maintain our current contracts or acceptable price levels. Further, if any of those relationships become unfavorable or are terminated, and we decide to provide data services directly from the exchanges, or self-clear client trades and carry client accounts, we would face significant infrastructure expansion costs, and would be engaging in business operations in which we have little or no prior experience. These risks and uncertainties should be considered when evaluating the potential cost-benefit and operational efficiency and quality that the direct performance of such services could provide. As a general matter, termination of our relationship with one or more of these third parties could have a material adverse effect on our business, financial condition, results of operations and prospects.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR PRESERVE OUR RIGHTS IN INTELLECTUAL PROPERTY

     Our success is and will continue to be heavily dependent on proprietary technology, including existing trading-tool, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. Policing unauthorized use of our products and services is difficult, however, and we may be unable to prevent, or unsuccessful in attempts to prevent, theft, copying or other unauthorized use or exploitation of our product and service technologies. There can be no assurance that the steps taken by us to protect (or defend) our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

     THE NATURE OF OUR BUSINESS RESULTS IN POTENTIAL LIABILITY TO CUSTOMERS

     Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. In particular, our proprietary order routing technology is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections in their designs or performance, may operate too slowly, fail or cause confusion or uncertainty to the user. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, our other non-brokerage products and services are used by traders in the financial markets, and, as a result, an investor or trader might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading tools or inaccurate assumptions made by the trading tools regarding data, or inaccurate data. We do not currently carry any errors or omissions insurance that might cover, in part, some of the above-described risks. See "CONDITIONS IN THE SECURITIES AND FINANCIAL MARKETS MAY AFFECT OUR RATES OF CUSTOMER ACQUISITION, RETENTION AND TRADING ACTIVITY," and "SYSTEMS FAILURES MAY RESULT IN OUR INABILITY TO DELIVER ACCURATELY, ON TIME, OR AT ALL, IMPORTANT AND TIME-SENSITIVE SERVICES TO OUR CUSTOMERS" above.

     WE DO NOT HAVE A LONG OPERATING HISTORY AS AN ONLINE BROKERAGE FIRM AND, UNTIL VERY RECENTLY, HAVE NOT OPERATED PROFITABLY.

     We launched the TRADESTATION 6 direct access online trading platform at the end of the 2001 second quarter. Prior to that, our brokerage operations consisted mainly of brokers taking phone calls from clients and then placing those clients' orders via direct access order execution. Accordingly, the online brokerage business, as currently conducted, has a very short operating history. Further, the second and third quarters of 2002 were the first profitable quarters (and even they are only slightly above breakeven) we have had since the third quarter of 1999. This lack of operating history, and our lack of historical profitable results over the last three years, should be taken into account when evaluating our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     On October 14, 2002, an evaluation was completed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 14, 2002 and as of and for the three months ended September 30, 2002. Based on that evaluation, the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of October 14, 2002 and as of and for the three months ended September 30, 2002. As of the date of this report, there have been no significant changes subsequent to October 14, 2002 in the Company's internal controls or in other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)  SALES OF UNREGISTERED SECURITIES

     During the three months ended September 30, 2002, we issued to two nonemployee directors options to purchase an aggregate of 14,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $1.46 per share, which was the fair market value (as defined in our Nonemployee Director Stock Option Plan) of our common stock on the date on which the options were granted. All of the options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the third quarter of 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A)  MEETING

     On September 6, 2002, TradeStation Group held its 2002 Annual Meeting of Shareholders (the "Annual Meeting").

(B) ELECTION OF BOARD OF DIRECTORS

     At the Annual Meeting, an election was held for the Board of Directors of TradeStation Group. All six nominees to the Board of Directors were elected (all six of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to the their respective names below:


                                              FOR ELECTION                             ABSTENTIONS
                                 --------------------------------------  -------------------------------------
     NOMINEE FOR DIRECTOR              NUMBER            PERCENTAGE            NUMBER           PERCENTAGE
     --------------------        ------------------  ------------------  -----------------   -----------------
     Ralph L. Cruz                    37,858,642            99.3%              273,496             0.7%
     William R. Cruz                  37,858,642            99.3%              273,496             0.7%
     Michael W. Fipps                 38,089,781            99.9%               42,357             0.1%
     Stephen C. Richards              38,089,781            99.9%               42,357             0.1%
     Salomon Sredni                   37,858,642            99.3%              273,496             0.7%
     Charles F. Wright                37,858,642            99.3%              273,496             0.7%



 (C) OTHER VOTING MATTERS

     The only other matter voted upon at the Annual Meeting was a proposal to ratify the selection of Ernst & Young LLP as independent public accountants for TradeStation Group for the fiscal year ending December 31, 2002. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:


                   FOR                                 AGAINST                            ABSTENTION
     -------------------------------      -------------------------------       ------------------------------
               38,081,371                              13,316                               37,451
                  99.9%                                 0.0%                                 0.1%


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     99.1     Certification of Co-Chief Executive Officers Under 18 U.S.C.
              ss.1350.

     99.2     Certification of Chief Financial Officer Under 18 U.S.C.ss.1350.

(B)  REPORTS ON FORM 8-K

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


                               TradeStation Group, Inc.
                               Registrant


November 13, 2002              /s/ David H. Fleischman
-----------------              --------------------------------------------
Date                           David H. Fleischman
                               Chief Financial Officer
                               Vice President of Finance and Treasurer
                               (Signing both in his capacity as duly
                                 authorized officer and as Principal Financial and Chief Accounting Officer of the Registrant)

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                           CO-CHIEF EXECUTIVE OFFICER

I, William R. Cruz, Co-Chairman of the Board and Co-Chief Executive Officer of TradeStation Group, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TradeStation
         Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                     By:   /s/ William R. Cruz
-----------------                           -----------------------------------
Date                                        William R. Cruz
                                            Co-Chairman of the Board
                                            and Co-Chief Executive Officer

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                           CO-CHIEF EXECUTIVE OFFICER

I, Ralph L. Cruz, Co-Chairman of the Board and Co-Chief Executive Officer of TradeStation Group, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TradeStation
         Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                        By:  /s/ Ralph L. Cruz
-----------------                             --------------------------------
Date                                           Ralph L. Cruz
                                               Co-Chairman of the Board
                                               and Co-Chief Executive Officer

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                             CHIEF FINANCIAL OFFICER

I, David H. Fleischman, Chief Financial Officer of TradeStation Group, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TradeStation
         Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                By:  /s/ David H. Fleischman
-----------------                     ------------------------------------------
Date                                   David H. Fleischman
                                       Chief Financial Officer
                                       Vice President of Finance and Treasurer

                                  EXHIBIT INDEX

Exhibit No.                Exhibit
-----------                -------

99.1                Certification of Co-Chief Executive Officers Under 18
                    U.S.C.ss.1350.

99.2                Certification of Chief Financial Officer Under 18
                    U.S.C.ss.1350.