Form 10-K
period 2002-12-31
TRADESTATION GROUP INC
filed 2003-03-21
CIK 1111559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number: 0-31049

TradeStation Group, Inc.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0977576 (I.R.S. Employer Identification No.)

8050 S.W. 10th Street, Suite 4000, Plantation, Florida (Address of principal executive offices)	33324 (Zip Code)

954-652-7000
(Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2002, based upon the closing market price of the registrant’s common stock on The Nasdaq National Market on such date, was approximately $27,329,000.

     The registrant had 39,590,042 shares of common stock, $.01 par value, outstanding as of March 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

PART I
ITEM 1. BUSINESS
Overview and Recent Developments
Industry Background
Products and Services
Sales and Marketing
Strategic Relationships
Technology Development
Client Services and Support and Training
Competition
Intellectual Property
Government Regulation
Employees
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Common Stock Information
Dividend Policy
Recent Sales of Unregistered Securities
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Results of Operations
Critical Accounting Policies and Estimates
Years Ended December 31, 2002 and 2001
Years Ended December 31, 2001 and 2000
Income Taxes
Variability of Results
Liquidity and Capital Resources
Off-Balance-Sheet Arrangements
Recently Issued Accounting Standards
Issues, Uncertainties and Risk Factors
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
Independent Directors; Committees of the Board of Directors
Audit Committee Financial Experts
Section 16(a) Beneficial Ownership Reporting Compliance
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation Tables
Other Compensation Arrangements
Non-Competition Agreements
Compensation Committee Interlocks And Insider Participation
Director Compensation
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CO-CHIEF EXECUTIVE OFFICER
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CO-CHIEF EXECUTIVE OFFICER
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CHIEF FINANCIAL OFFICER
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS *
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL SCHEDULE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX
EX-10.14 Modification and Ratification of Lease
EX-10.16 Lease Termination and Surrender Agreement
EX-10.21 Sublease Agreement
EX-10.23 Stock Purchase Agreement dated 8/18/02
EX-10.24 Stock Purchase Agreement dated 10/18/02
EX-10.25 Stock Purchase Agreement dated 11/26/02
EX-23.1 Consent of Ernst & Young LLP
EX-99.1 Certification Co-Chief Executive Officers
EX-99.2 Certification of Chief Financial Officer

PART I

ITEM 1. BUSINESS

Overview and Recent Developments

     TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. See Note 3 of Notes to Consolidated Financial Statements – BUSINESS COMBINATIONS.

     TradeStation Securities, a leading direct-access brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. By the end of 2002, TradeStation Securities had nearly 8,000 equities and futures accounts. The average equities account made more than 600 revenue trades during 2002, and the average futures account traded just under 500 round-turn contracts. During the 2002 fourth quarter, TradeStation Securities’ equities account base averaged just under 13,000 revenue trades per trading day, and its future accounts base traded, on average, more than 4,250 round-turn contracts per trading day. The average account asset balance of an equities account was more than $100,000 during the 2002 fourth quarter.

     In March 2003, we launched the latest version of our electronic trading platform: TradeStation 7. TradeStation 7 contains significant enhancements to TradeStation 6, including our award-winning RadarScreen and OptionStation technologies for equities and options traders, list/basket trading and multiple account allocation features for institutional traders, improved seamless direct-access order execution for electronic futures trades, and 10 years of historical one-minute-and-above intra-day equities data and 20 years of historical one-minute-and-above futures data.

     In the March 10, 2003 issue of Barron’s magazine, TradeStation Securities, based principally on the magazine’s review of the TradeStation 7 electronic trading platform, was named the Best Broker for the Active Trader. TradeStation Securities also won the Technical Analysis of Stocks and Commodities Readers’ Choice Awards for best Direct Access Stock Brokerage, best Direct Access Futures Brokerage, best Institutional Platform, and best Professional Platform in February 2003. TradeStation Securities has won similar first-place awards and ratings since the 2001 launch of the TradeStation electronic trading platform.

     The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and “intelligent” direct-access order-routing and execution. Direct-access trading means, with respect to equity security and futures transactions, direct Internet connections to electronic marketplaces, such as electronic communication networks (ECNs) or E-Mini exchanges, where anonymous buyers and sellers participating on the network are matched. A formal patent application covering the TradeStation electronic trading platform has been filed with the United States Patent and Trademark Office.

     We seek recurring revenues mainly by offering, through the TradeStation electronic trading platform, commission-based brokerage services. We have leveraged our historical success providing strategy trading software tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious, active individual traders.

     We also continue to provide via our technologies subsidiary, TradeStation Technologies, subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee. Domestically, we no longer offer our traditional software products, i.e., “client” software products delivered on disks.

     TradeStation Technologies also owns and operates TradeStationWorld.com, which was launched July 2002. TradeStationWorld.com is an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community provides numerous discussion forums on a variety of topics related to strategy development and technical trading as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary EasyLanguage, many of which are donated by third parties. The company believes that TradeStationWorld.com has generated and will continue to generate renewed and intensified interest in strategy traders who use TradeStation trading software, as well as a new generation of traders who wish to embrace strategy trading through a state-of-the-art trading platform.

     Our principal executive offices are located in The TradeStation Building, 8050 S.W. 10th Street, Suite 4000, Plantation, Florida 33324, and our telephone number is (954) 652-7000.

     THIS REPORT (PARTICULARLY “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – ISSUES, UNCERTAINTIES AND RISK FACTORS.”

Industry Background

Active Trader Market

     The active trader market is usually defined as retail individuals, which include intra-day or day traders, semi-professionals, active “self-directed” traders, people who trade for themselves as a full-time or part-time business endeavor, or any other individual that trades much more actively than the typical online trading account. An active trader has historically been defined as one who trades a minimum of 10 times per month.

     The vast majority of active traders are believed to be with “traditional” online brokerage firms (e.g., Schwab, E*Trade, Ameritrade, T.D. Waterhouse, Fidelity, etc.). It has been estimated that 5% (or more) of each traditional online brokerage firm’s client base consists of active traders. All of the large online brokerage firms have tried over the past two to three years to acquire direct-access firms or technology, and more sophisticated trading analysis platforms, in order to retain and grow this most valuable segment of their client bases. There are estimated to be approximately 20 million online accounts today, and direct-access accounts (many of which are active trader accounts) have grown dramatically over the last few years and account for a higher percentage of trading activity of both Nasdaq and listed securities. According to a Q1 2002 report by JPMorgan H&Q, during the 2001 fourth quarter ECNs gained market share for the eighth consecutive quarter and accounted for 51.2% of Nasdaq trades. ECNs, of course, are one of the avenues of electronic order placement and execution used by direct-access online traders. According to an April 2002 article in Traders magazine, “40% of all order flow – both listed and Nasdaq – [is] handled electronically today, [and] it could rise to as much as 75 percent in two years.” The article states that such electronic order flow was placed mostly by “self-directed and active traders.” Active traders are believed to account for more than half of online daily trades (approximately 1 million daily trades), and have larger account asset balances (under current regulations, a minimum account balance of $25,000 is required for “day trading”). In the 2002 fourth quarter, the average account asset balance of a TradeStation Securities equities account was more than $100,000.

     We believe an online brokerage focused on active traders, in order to maximize its potential for successful market penetration, needs to deliver:

•	Strategy testing and automation, and advanced charting and analysis, software

•	Streaming, real-time quotes, including Level II

•	Direct-access order placement and execution

•	Access to most, if not all, electronic execution agents (ECNs, SuperSOES, SuperDOT, etc.)

•	Intelligent/smart order routing

•	State-of-the-art advanced orders capabilities – the ability to use various order-placement features (limits, trailing stops, simultaneous orders, contingency orders, reserve orders, hidden orders, pegged orders, discretionary orders, etc.)

•	Client training services

•	Trade desk, brokerage client and technical support services

•	A commission pricing structure that is suitable for active traders

     TradeStation Securities offers each of the above-mentioned features, including an attractive per share (as opposed to per ticket) pricing structure.

Institutional Trader Market

     We see the institutional trader market, as it relates to potential client relationships for direct-access brokerage firms like TradeStation Securities, as hedge fund and money managers, registered investment advisers and commodity trading advisors who use short-term trading strategies, and institutional service bureau arrangements.

     There are approximately 6,000 hedge funds today (approximately 2,000 of which manage assets under $100 million), 1,680 commodity pool operators, 13,000 registered investment advisors, 800 registered commodity trading advisors and 8,000 unregistered commodity trading advisors. A service bureau arrangement is one in which the direct-access broker – the service bureau – provides mainly its technology and systems, and perhaps technical support and minor trade desk support services, to the institutional clients of the broker-dealer it serves, but no other brokerage or financial services. The firm-client relationship remains mostly (or solely) between the end-user institutional client and its prime broker-dealer (who is, in effect, the service bureau’s customer). We do not currently act as a service bureau. However, it is possible we may be offered, or pursue, such opportunities as we continue to add features attractive to institutional traders to the TradeStation electronic trading platform, as discussed in more detail in the next two paragraphs. We believe it is worth noting that without even taking into account the new institutional features that TradeStation 7 offers, TradeStation Securities’ electronic trading platform was rated the best Institutional Platform and the best Professional Platform in Technical Analysis of Stocks & Commodities magazine’s 2003 Readers’ Choice Awards.

     Many believe that buy side institutional traders have become less and less pleased with Wall Street (traditional sell side brokerage firms) and are moving, to one degree or another, towards using direct-access execution of their trading decisions. The biggest concern institutional traders are said to have today is that the cost of their trades – not just commissions, but mainly the costs that result from adverse market movement caused by large block trades – is no longer acceptable, particularly given the market conditions of the past three years. Accordingly, these institutional traders are looking for systems that provide the fastest execution at the best prices possible. The fastest execution is provided by robust direct-access technology, and the “best prices possible” means an exhaustive list of execution venues to ensure maximum access to liquidity through intelligent order routing. It also means that the direct-access platform offers “stealthy” execution of large block orders (anonymity) through advanced reserve order, hidden order, discretionary order and order pegging technology – technology that enables the trade to be completed with minimal market disturbance. These basics: (1) effective, robust speedy execution; (2) full liquidity (all avenues available); (3) advanced order capabilities; and (4) intelligent order routing, must be in place before an institutional fund manager or other institutional buy side trader will consider using a direct-access brokerage firm. These are all strengths of the TradeStation electronic trading platform.

     Other features and services that are important to many buy side institutional traders include sophisticated decision-support front ends, automated trading functionality, list/basket trading, multiple account trade allocation, and a broad scope of assets (stocks, options and futures). TradeStation 7 contains, arguably, the best decision-support and automated trading functionality on the market, list/basket trading, multiple account trade allocation, and state-of-the-art direct-access execution services for both stocks and futures. It also includes award-winning options trading research and analysis functionality.

Products and Services

     Overview – TradeStation

     Our main product/service offering is the TradeStation electronic trading platform, complete with direct-access order execution services, for institutional, professional and serious, active individual traders. A formal patent application covering what we believe to be the unique, powerful technology of TradeStation is pending. TradeStation does not provide investment or trading advice or recommendations, or recommend the use of any particular strategy, but rather enables the trader to design, test and automate his own, custom trading strategies. TradeStation is a registered trademark in the United States, Australia, Canada, the European Community, Indonesia, Korea, Singapore, South Africa and Taiwan.

     In addition to offering the TradeStation electronic trading platform to the brokerage customers of our TradeStation Securities subsidiary, we offer, through our TradeStation Technologies subsidiary, TradeStation subscriptions. The difference between the TradeStation electronic trading platform and the TradeStation subscription service is that the subscription service does not include order execution or account management capabilities.

     TradeStation has, since its initial release as a strategy trading software program in 1991, been our flagship product. From 1996 until October 2001 it was marketed worldwide to institutional traders on a monthly subscription basis by Telerate, Inc. as a premium tool for the Telerate data feed service. It has also served, and continues to serve, as a strategy trading platform for numerous third-party software applications. Its state-of-the-art technology empowers the trader to design and develop a trading strategy based upon the trader’s objective rules and criteria, test the potential profitability of that trading strategy against historical data, and then computer-automate it to monitor the applicable market and alert the trader in real-time when the criteria of the trading strategy have been met and an order should, therefore, be placed. The principal features of TradeStation which enable the trader to design and develop trading strategies are EasyLanguage and the PowerEditor. EasyLanguage is a proprietary computer language we developed consisting of English-like statements and trading terms which can be input by the trader to describe particular objective rules and criteria. The PowerEditor is a compiler of EasyLanguage statements that provides the trader with considerable flexibility to modify and combine different trading rules and criteria, which ultimately result in the design of the trader’s trading strategies. EasyLanguage and PowerEditor are also registered trademarks.

Brokerage Services

     TradeStation Securities’ principal offering today is online brokerage services, covering both equity security and futures transactions, through the TradeStation electronic trading platform. TradeStation Securities’ targeted customer base for equity securities and futures brokerage services includes active individual, professional and institutional traders, including hedge fund and money managers and investment advisors who use short-term trading strategies. In addition to providing direct-access online services through the TradeStation electronic trading platform, the brokerage firm offers personal services by its registered representatives who execute customers’ orders through direct-access order execution systems. Having a “direct-access” order execution system, whether accessed directly by the brokerage client through the TradeStation electronic trading platform or by a TradeStation Securities broker on behalf of the brokerage client, means that both the online services and the firm’s trading desks are directly connected to stock and futures exchanges and ECN’s. ECN’s, such as Archipelago, BRUT and Island, directly match anonymous buyers and sellers participating on the network. This system often results in the simplest, most direct and speediest execution of orders for equity securities at the best available price. With respect to futures, the TradeStation electronic trading platform is directly connected to the futures clearing firm’s online execution system which, depending on the type of futures contract, either sends the order directly to the trading pit or, for electronic futures markets, implements an electronic order placement and execution. In the case of telephone orders, the brokerage’s registered representatives are committed to using the firm’s trading desks and direct-access technology to obtain the fastest execution and best possible price at the time the clients’ equity securities orders are taken. The TradeStation electronic trading platform offers brokerage clients a new level of online trading empowerment by enabling them to design, test and automate simple or complex trading strategies that instantaneously produce direct-access buy or sell orders when the strategies’ buy or sell conditions are triggered in the markets.

     Client accounts for equity securities and futures are carried on a “fully disclosed” basis by the brokerage’s clearing firms, Bear, Stearns Securities Corp. and Refco, LLC, respectively. TradeStation Securities executes its clients’ transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its clients directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a client’s order to purchase, purchase the securities in the market for the brokerage firm, and then sell the securities to the client. TradeStation Securities does not mark-up its clients’ equities or futures transactions. It always charges only an agreed-upon commission and never earns income from marking up or marking down its clients’ equities or futures transactions.

     For financial information concerning the brokerage services segment of our operations, see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 17 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION.

Software Products and Services

     In December 2000, we launched the TradeStation electronic subscription service. The TradeStation electronic subscription service includes our award-winning strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, Level II data, time and sales data, quote lists, option chains, market leaders data, Internet SmartSearch (a feature that enables the trader to access relevant Internet research services), live ticker, portfolio management, profit/loss tracking, and wireless access. During 2002, the TradeStation electronic subscription service was offered to new subscribers at monthly rates of $49.95 for an end-of-day version and $199.95 for a real-time version, and to legacy customers who “upgraded” at monthly rates ranging from $79.95 to $99.95. We evaluate our approach to subscription fee pricing on an ongoing basis, which has resulted and will likely continue to result in different price offerings during 2003. The 2003 version of TradeStation released in March 2003 (TradeStation 7) also offers our OptionStation and RadarScreen functions and features, which are described below, as optional services for an increased monthly fee.

     From our formation in 1982 until the end of 1999, our business consisted mainly of the licensing of strategy trading software products produced and distributed to end-user customers on disks. Our most recent version of those client software products, the 2000i line, which includes TradeStation 2000i, OptionStation 2000i, RadarScreen 2000i and ProSuite 2000i (a combination of the three), was released in February 1999. We discontinued active marketing efforts of the 2000i line in May 2000 as we focused on the marketing of our then-new Internet-based services, and the completion of our change in business model to a direct-access online brokerage founded on our award-winning TradeStation technology. The 2000i line is no longer available in the United States. OptionStation 2000i, also an award-winning technology, is an options trading analysis product for equities, index and futures options that enables traders to explore options trading strategies. RadarScreen 2000i enables traders to scan up to hundreds or thousands, depending upon the data service and computer hardware used, of equities or other securities to identify potential buying or selling opportunities based upon the traders’ own trading strategies. Internet-based versions of both the RadarScreen and OptionStation technology have been incorporated into the recently-launched TradeStation 7. For our 2000 and 2001 fiscal years, our software products and services operations have been responsible for the majority of our revenues. In particular, client software products accounted for approximately 12% and 35% of our total revenues in 2001 and 2000, respectively. However, in 2002, and, we expect, for the foreseeable future, our brokerage operations produced and should continue to produce the majority of our revenues. In 2002, brokerage revenues accounted for approximately 80% of our total revenues, and subscription fee revenues accounted for approximately 14% of our total revenues.

     For financial information concerning the software products and services segment of our operations, see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 17 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION.

Sales and Marketing

     No significant marketing of the TradeStation electronic trading platform was commenced until February 2002, when we began daily television advertising of our brokerage services. We also use print advertising in Investor’s Business Daily, Technical Analysis of Stocks & Commodities and Active Trader, direct mail and e-mail, sales seminars, and our Web sites. The mix and use frequency of television, print, Web-site, direct-mail and in-person marketing methods we use to try to achieve results will likely be continually modified as we test such methods and mixtures and analyze and interpret the results.

     Also, TradeStationWorld.com, a Web site owned and operated by TradeStation Technologies, is an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community provides numerous discussion forums on a variety of topics related to strategy development and technical trading as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary

EasyLanguage, many of which are donated by third parties. The company believes that TradeStationWorld.com has generated and will continue to generate renewed and intensified interest in strategy traders who use TradeStation trading software, as well as a new generation of traders who wish to embrace strategy trading through state-of-the-art trading software.

     Less than 10% of our revenues were derived from customers outside of the United States for the years ended December 31, 2002, 2001 and 2000. International revenues are collected in U.S. dollars.

Strategic Relationships

     Clearing Services. Our brokerage’s clearing services for equities and equities options, and for futures and futures options, are currently provided by Bear, Stearns Securities Corp. and Refco, LLC, respectively, pursuant to industry-standard clearing agreements.

     Market Data Services. The real-time market data included in TradeStation are licensed from S&P Comstock, Inc.

Technology Development

     We believe that our success depends, in large part, on our ability to offer unique, Internet-based strategy trading technologies with state-of-the-art, intelligent direct-access order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user education and other training materials internally. In 2002, 2001 and 2000, technology development expenses were approximately $8.9 million, $9.3 million and $8.1 million, respectively. As of December 31, 2002, our technology development team was comprised of 79 persons, as compared to 98 as of December 31, 2001, a 20% decrease.

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

     The market for strategy trading software tools, streaming real-time market data and news services, and online order execution services is characterized by: rapidly changing technology; evolving industry standards in computer hardware, programming tools and languages, operating systems, database technology and information delivery systems; changes in customer requirements; and frequent new product and service introductions and enhancements. Our success will depend in part upon our ability to develop and maintain competitive technologies and to develop and introduce new products, services and enhancements in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that we will be able to develop and market, on a timely basis, if at all, products, services or enhancements that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in the introduction of new products and services or enhancements, could cause customers to delay using, or decide against the use of, our products and services and could have a material adverse effect on our business, financial condition and results of operations.

Client Services and Support and Training

     We provide client services and support and product-use training in the following ways:

     Client Services and Support. TradeStation Securities provides telephone client services to its brokerage customers through a trained client services team. Technical support to subscription and brokerage customers who use the TradeStation electronic platform is provided by TradeStation Technologies’ technical support team. Customers of the 2000i line of products may also receive technical support from TradeStation Technologies’ technical support team. Advanced EasyLanguage consulting services (services that technically assist customers in the use of EasyLanguage to write the customers’ own trading strategies) are also available from internal resources and unaffiliated, independent EasyLanguage consultants. A substantial amount of technical support information is also provided on our Web sites, TradeStationWorld.com and the TradeStation Securities client support Web site. We try to closely coordinate our brokerage client and technical support services for our brokerage customers who use the TradeStation electronic trading platform.

     Product-use Training. We consider user education important to try to help our customers increase their ability to use our products and services fully and effectively. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites, including online tutorials, and in-person training seminars, so that our customers may learn to use and take full advantage of the sophisticated technology of the TradeStation electronic trading platform.

Competition

     The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry of online brokerage services, Internet-based real-time market data services, and trading analysis software tools. With the TradeStation electronic trading platform, we have embraced this evolution and consolidation. However, we believe that due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: pricing and price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services offered by firms that have traditionally served mostly retail clients; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

     We face direct competition from several publicly-traded and privately-held companies, principally online brokerages, including providers of direct-access order execution services. Our competitors include the many online brokerages currently active in the United States, including Ameritrade, Inc. (which recently acquired Datek Online Financial Services LLC), Charles Schwab & Co., Inc. (including the CyberTrader and StreetSmartPro direct-access services), CSFBdirect (formerly DLJdirect), E*Trade Securities, Incorporated, Fidelity Brokerage Services, Inc., Instinet Corporation (a Reuters subsidiary, and an ECN that also provides direct-access brokerage service), Interactive Brokers, JPMorgan, Merrill Lynch Direct, Morgan Stanley Online, Quick & Reilly, Inc., Redi Products, a division of Spear, Leeds & Kellogg (which is owned by Goldman Sachs), Scottrade, TD Waterhouse Investor Services, Inc., and Terra Nova. Those brokers currently serve, in the aggregate, more than 90% of existing online accounts, and many are focusing on attracting and retaining active traders to and who use their services. Many online brokerages currently claim to offer direct-access service. Even though we are rated as one of the best, if not the best, direct-access brokerage firm in the United States, there can be no assurance that we will be able to maintain such ratings, be rated that highly in the future, compete effectively with our competitors, adequately educate potential customers about the benefits our products and services provide, or continue to offer such products and services.

     Many of our existing and potential competitors, which include large, online discount and traditional national brokerages, and financial institutions that are focusing more closely on online services, including direct-access services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than do we. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing as a “loss leader” to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

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

Intellectual Property

     Our success is and will be heavily dependent on proprietary software technology, including certain technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We have a formal patent application pending for the TradeStation trading platform, but software patents, particularly Internet-related software patents, are increasingly difficult to obtain, and there can be no assurance that we will obtain a patent or patents broad enough in scope to have value, or obtain a patent at all. We have registered copyright rights in our EasyLanguage dictionary and documentation and TradeStation software.

     We have obtained trademark registrations for the TradeStation mark in the United States, Australia, Canada, the European Community, Indonesia, Korea, Singapore, South Africa and Taiwan. We have obtained registrations for the OptionStation mark in the United States, Canada and the European Community. We have obtained registrations in the United States for the marks ActivityBar, EasyLanguage, PositionGraphs, PowerEditor, ProbabilityMap, ProSuite, RadarScreen, Test Before You Trade and other marks.

     We use an online subscription agreement for our Internet trading software and data services between TradeStation Technologies and each of the users (whether the users are brokerage customers or monthly subscribers) in order to protect our copyrights and trade secrets and to prevent such users from commercially exploiting such copyrights and trade secrets for their own gain. Since these licenses are not physically signed by the licensees, it is possible their enforceability is limited under certain state laws and the laws of many foreign jurisdictions.

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

     There has been substantial litigation in the software industry involving intellectual property rights. We do not believe that we are infringing, or that any technology in development will infringe, the intellectual property rights of others. The risk of infringement by us is heightened with respect to our TradeStation 6 and TradeStation 7 technology, as that technology has not stood any significant “test of time” as has our legacy client software technology. There can be no assurance that infringement claims would not have a material adverse effect on our business, financial condition and results of operations. In addition, to the extent that we acquire or license a portion of the software or data included in our products or services from third parties (all data is licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. In the future, litigation may be necessary to establish, define, enforce and protect trade secrets, copyrights, trademarks and other intellectual property rights. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management’s attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

     Our brokerage subsidiary, TradeStation Securities, is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities business and as an introducing broker with respect to its futures business. Broker-dealers and introducing brokers are subject to regulations covering all aspects of those businesses, including: sales methods; trade practices; use and safe-keeping of customers’ funds and securities; arrangements with clearing houses; capital structure; record keeping; conduct of directors, officers and employees; and supervision. To the extent TradeStation Securities solicits orders from customers or makes investment recommendations, it is subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to its customers.

     TradeStation Securities’ mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”), the Board of Governors of the Federal Reserve System, the various stock and futures exchanges and other self-regulatory organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerages that target an active trader customer base.

     With respect to active trading, the NASD has adopted rules that require firms to provide customers with a risk disclosure statement about active trading. Further, the NASD and NYSE’s margin rules impose more restrictive requirements for “pattern” active traders. Governmental concern is focused in two basic areas: that the customer has sufficient trading experience and has sufficient risk capital to engage in active trading. A minimum equities account balance of $25,000 is required. TradeStation Securities’ customer account documentation specifies that being a brokerage customer of TradeStation Securities is only for traders who have experience in active trading, are willing to risk considerable amounts of capital (at least $50,000), and are interested in engaging in high-risk, speculative trading activity. We believe our brokerage firm’s minimum suitability requirements, as well as the extensive user education documentation and tutorials offered on our Web site, are consistent with both the letter and the spirit of NASD rules and regulations concerning active trading.

     The SEC, the NASD, the CFTC, the NFA and other self-regulatory organizations and state securities commissions can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or introducing broker or any of its officers or employees.

     Marketing campaigns by TradeStation Securities to bring brand name recognition to it and to promote the benefit of its services, such as the TradeStation electronic trading platform and its direct-access electronic order execution, are regulated by the NASD and NFA, and all marketing materials must be reviewed by an appropriately-licensed TradeStation Securities principal prior to release, and must conform to standards articulated by the SEC, NASD and NFA. The NASD or NFA may request that revisions be made to marketing materials, and can impose certain penalties for violations of its advertising regulations, including censures or fines, a requirement of advance regulatory approval of all advertising, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or introducing broker or any of its officers or employees.

     The SEC, the NASD, the CFTC and the NFA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and introducing brokers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it must cease conducting business and, if it does not do so, it may be subject to suspension or revocation of registration by the SEC or the CFTC and suspension or expulsion by the NASD or NFA, and it could ultimately lead to the firm’s liquidation.

     TradeStation Securities is registered as a broker-dealer in every U.S. state and the District of Columbia, and is subject to regulation under the laws of those jurisdictions, including registration requirements and being subject to sanctions if a determination of misconduct is made.

     TradeStation Securities is a member of the Securities Investor Protection Corporation (“SIPC”). SIPC provides protection of up to $500,000 for each equities account brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. In addition, TradeStation Securities clears all of its custody and clearing issues associated with equities brokerage transactions through Bear, Stearns Securities Corp. Bear, Stearns has obtained an excess securities bond issued by Travelers Casualty and Surety Company which provides protection for any loss of securities and/or cash in excess of the primary SIPC protection up to the amount of the covered accounts’ net equity.

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

Employees

     As of December 31, 2002, we had 230 full-time equivalent employees consisting of 79 in technology development, including software engineering, product management, user education and quality assurance, 114 in sales and marketing relating to brokerage services, subscriptions and software products (including 31 in sales, 20 on the trading desk, 50 in client services and software support and 13 in marketing and fulfillment), and 37 in general and administrative, including executive management, finance, information technology services and human resources. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

ITEM 2. PROPERTIES

     In November 2001, we signed a ten-year lease (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square-foot corporate headquarters in Plantation, Florida. Plantation is just west of Ft. Lauderdale, Florida (Broward County). This headquarters consolidated personnel and operations of the Miami and Boca Raton offices.

     Our former corporate headquarters was located in Miami, Florida, in a leased facility consisting of approximately 60,500 square feet of office space that expired in August 2002. Our brokerage operations were formerly conducted chiefly from 11,800 square feet of office facilities in Boca Raton, Florida pursuant to a lease that expires in 2007 (part of which is now being subleased). We also had leased a second facility in Boca Raton, Florida, consisting of approximately 6,000 square feet of space, for additional technology development and data services operations. That lease was terminated as of December 31, 2002.

     The brokerage had small branch offices in Osterville, Massachusetts, Pittsburgh, Pennsylvania, and Hudson and Cincinnati, Ohio, all of which have been, or are in the process of being, closed.

     The technologies subsidiary has an approximately 13,500 square foot leased facility in Richardson, Texas from which certain data services development and technical operations are conducted. Commencing January 2003, a portion of those facilities serve as a branch office for TradeStation Securities. That lease expires July 31, 2007. We also lease space for our data server farms at two sites, one in Richardson, Texas, and one in Miami, Florida. None of the facilities described in this paragraph were affected by the consolidation of the south Florida operations in Plantation last summer.

     We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     In October 2002, we received information about alleged fraudulent conduct by an executive of a company that referred individual accounts to TradeStation Securities. The executive of the referral company was authorized to trade on behalf of such individuals and allegedly issued fraudulent account statements to them. The referred account holders incurred several million dollars of trading losses, in the aggregate, during the time the executive of the referral company traded on their behalves. On February 2, 2003, the referral company communicated to TradeStation Securities in writing that it believes TradeStation Securities shares responsibility for some or all of the alleged losses incurred by the referred account holders and/or the referral company and wishes to make an amicable settlement. The referral company further stated that if an amicable settlement is not reached it intends to initiate legal action of some kind against TradeStation Securities in the United States. We believe the referral company’s claims are without merit and, to date, no legal action has been commenced against TradeStation Securities by any of the referred account holders or the referral company.

     During January 2003, the bankruptcy estate of Bridge Information Systems, Inc. demanded that we return payments made to us by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferential under the Bankruptcy Code. We have refused the demands on various grounds, and believe the demands are without merit.

     We are also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, our business (two arbitrations are currently pending, one claiming $250,000 in actual damages and $250,000 in punitive damages, and one claiming $560,000 in damages).

     We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

     Since January 2, 2001, our common stock, par value $.01 per share, has been listed on The Nasdaq National Market under the symbol “TRAD.” Prior to that time, the predecessor company’s common stock was listed under the symbol “OMGA.”

     The high and low closing sales prices based on actual transactions on The Nasdaq National Market during each of the quarters presented are as follows:

	Closing Sales Price

	High	Low

2001:
First Quarter	$3.13	$1.88
Second Quarter	5.30	1.75
Third Quarter	5.37	1.92
Fourth Quarter	2.38	1.35

2002:
First Quarter	$1.72	$1.10
Second Quarter	1.55	0.99
Third Quarter	1.49	1.14
Fourth Quarter	1.44	1.15

2003:
First Quarter (through March 10, 2003)	$2.57	$1.40

     As of March 10, 2003, there were 128 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 4,000 beneficial owners.

Dividend Policy

     We intend to retain future earnings to finance our growth and development and therefore do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2002, 2001, or 2000.

Recent Sales of Unregistered Securities

     During the three months ended December 31, 2002, we issued to 211 employees (including 3 executive officers) options to purchase an aggregate of approximately 647,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $1.34 to $1.39 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the fourth quarter of 2002.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Operations Data presented below for the year ended December 31, 2002, and the Consolidated Balance Sheet Data as of December 31, 2002, have been derived from our Consolidated Financial Statements included on pages F-1 through F-29 of this report, which have been audited by Ernst & Young LLP, independent certified public accountants. The Consolidated Statement of Operations Data presented below for each of the years in the two-year period ended December 31, 2001, and the Consolidated Balance Sheet Data as of December 31, 2001 have been derived from our Consolidated Financial Statements included on pages F-1 through F-29 of this report, which were audited by Arthur Andersen LLP, independent certified public accountants. The Consolidated Statement of Operations Data presented below for each of the years in the two-year period ended December 31, 1999, and the Consolidated Balance Sheet Data as of December 31, 2000, 1999, and 1998, have been derived from audited financial statements not included in this report. See also Note 18 of Notes to Consolidated Financial Statements — UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly financial information for fiscal years 2002 and 2001.

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

	(In thousands except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Revenues:
Brokerage revenues	$38,494	$18,602	$17,934	$9,783	$5,628
Subscription fees	6,639	9,566	8,170	304	—
Licensing fees	1,131	5,029	18,343	16,218	22,005
Other	2,127	7,790	8,479	7,214	6,211

Total revenues	48,391	40,987	52,926	33,519	33,844

Operating expenses:
Clearing and execution costs	11,312	5,772	4,787	2,708	1,840
Data center costs	4,891	5,302	4,002	81	—
Technology development	8,851	9,309	8,128	4,932	3,319
Sales and marketing	12,473	11,325	27,680	23,909	17,690
General and administrative	9,882	12,925	11,915	6,785	8,578
Amortization of intangible assets	891	6,198	5,979	1,033	2
(Recovery of) provision for insurance loss	(1,250)	2,707	—	—	—
Impairment of goodwill and intangible assets	—	5,285	—	—	—
Merger related costs	—	—	3,800	—	—

Total operating expenses	47,050	58,823	66,291	39,448	31,429

Income (loss) from operations	1,341	(17,836)	(13,365)	(5,929)	2,415
Other income, net	427	599	1,293	1,653	752

Income (loss) before income taxes	1,768	(17,237)	(12,072)	(4,276)	3,167
Income tax provision (benefit)	4	4,668	1,403	(1,634)	1,104

Net income (loss)	$1,764	$(21,905)	$(13,475)	$(2,642)	$2,063

(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):

(Continued)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

	(In thousands except per share data)
Earnings (loss) per share:
Basic	$0.04	$(0.49)	$(0.31)	$(0.07)	$0.06
Diluted	0.04	(0.49)	(0.31)	(0.07)	0.05
Dividends declared per share	—	—	—	—	—

Weighted average shares outstanding:
Basic	43,328	44,459	43,956	40,065	36,756
Diluted	43,386	44,459	43,956	40,065	37,968

	DECEMBER 31,

	2002	2001	2000	1999	1998

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA (1):
Cash and cash equivalents (2)	$16,410	$19,982	$18,395	$17,304	$8,443
Total assets	22,618	26,821	50,354	58,920	31,797
Capital lease obligations	1,382	1,407	214	112	—
Subordinated loans	—	—	—	—	525
Shareholders’ equity	12,393	17,458	39,025	51,740	28,120

(1)	The selected financial data as of and for the three years ended December 31, 2000 were restated to reflect the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities under the pooling-of-interests method of accounting. See Note 3 of Notes to Consolidated Financial Statements – BUSINESS COMBINATIONS.

(2)	Includes restricted cash of $3.4 million, $3.6 million and $510,000 at December 31, 2002, 2001 and 2000, respectively. There was no restricted cash at December 31, 1999 or 1998. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report.

Overview

     TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. See Note 3 of Notes to Consolidated Financial Statements – BUSINESS COMBINATIONS.

     TradeStation Securities, a leading direct-access brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. By the end of 2002, TradeStation Securities had nearly 8,000 equities and futures accounts. The average equities account made more than 600 revenue trades during 2002, and the average futures account traded just under 500 round-turn contracts. During the 2002 fourth quarter, TradeStation Securities’ equities account base averaged just under 13,000 revenue trades per trading day, and its futures accounts base traded, on average, more than 4,250 round-turn contracts per trading day. The average account asset balance of an equities account was more than $100,000 during the 2002 fourth quarter.

     In March 2003, we launched the next version of our electronic trading platform: TradeStation 7. TradeStation 7 contains significant enhancements to TradeStation 6, including our award-winning RadarScreen and OptionStation technologies for equities and options traders, list/basket trading and multiple account allocation features for institutional traders, improved seamless direct-access order execution for electronic futures trades, and 10 years of historical one-minute-and-above intra-day equities data and 20 years of historical one-minute-and-above futures data.

     In the March 10, 2003 issue of Barron’s magazine, TradeStation Securities, based principally on the magazine’s review of the TradeStation 7 electronic trading platform, was named the Best Broker for the Active Trader. TradeStation Securities also won the Technical Analysis of Stocks and Commodities Readers’ Choice Awards for best Direct Access Stock Brokerage, best Direct Access Futures Brokerage, best Institutional Platform, and best Professional Platform in February 2003. TradeStation Securities has won similar first-place awards and ratings since the 2001 launch of the TradeStation electronic trading platform.

     The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and “intelligent” direct-access order-routing and execution. Direct-access trading means, with respect to equity security and futures transactions, direct Internet connections to electronic marketplaces, such as electronic communication networks (ECNs) or E-Mini exchanges, where anonymous buyers and sellers participating on the network are matched. A formal patent application covering the TradeStation electronic trading platform has been filed with the United States Patent and Trademark Office.

     We seek recurring revenues mainly by offering, through the TradeStation electronic trading platform, commission-based brokerage services. We have leveraged our historical success providing strategy trading software tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious, active individual traders.

     We also continue to provide via our technologies subsidiary, TradeStation Technologies, subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee. Domestically, we no longer offer our traditional software products, i.e., “client” software products delivered on disks.

     TradeStation Technologies also owns and operates TradeStationWorld.com, which was launched July 2002. TradeStationWorld.com is an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community provides numerous discussion forums on a variety of topics related to strategy development and technical trading as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary EasyLanguage, many of which are donated by third parties. The company believes that TradeStationWorld.com has generated and will continue to generate renewed and intensified interest in strategy traders who use TradeStation trading software, as well as a new generation of traders who wish to embrace strategy trading through a state-of-the-art trading platform.

Results of Operations

     For the three years ended December 31, 2002, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. For the periods indicated, the following table presents certain items in our consolidated statements of operations broken down by segment:

	YEAR ENDED				YEAR ENDED
	DECEMBER 31, 2002				DECEMBER 31, 2001

		Software				Software
		Products				Products
	Brokerage	and	Elimin-		Brokerage	and	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total

		(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$38,494	$—	$—	$38,494	$18,602	$—	$—	$18,602
Subscription fees	—	16,352	(9,713)	6,639	—	9,566	—	9,566
Licensing fees	—	1,131	—	1,131	—	5,029	—	5,029
Other	—	2,127	—	2,127	—	7,790	—	7,790

Total revenues	38,494	19,610	(9,713)	48,391	18,602	22,385	—	40,987

Operating expenses:
Clearing and execution costs	11,312	—	—	11,312	5,772	—	—	5,772
Data center costs	9,809	4,795	(9,713)	4,891	—	5,302	—	5,302
Technology development	644	8,207	—	8,851	224	9,085	—	9,309
Sales and marketing	11,179	1,294	—	12,473	7,776	3,549	—	11,325
General and administrative	5,576	4,306	—	9,882	3,829	9,096	—	12,925
Amortization of intangible assets	—	891	—	891	661	5,537	—	6,198
(Recovery of) provision for insurance loss	—	(1,250)	—	(1,250)	—	2,707	—	2,707
Impairment of goodwill and intangible assets	—	—	—	—	1,043	4,242	—	5,285
Merger related costs	—	—	—	—	—	—	—	—

Total operating expenses	38,520	18,243	(9,713)	47,050	19,305	39,518	—	58,823

(Loss) income from operations	$(26)	$1,367	$—	$1,341	$(703)	$(17,133)	$—	$(17,836)

	YEAR ENDED
	DECEMBER 31, 2000

		Software
		Products
	Brokerage	and	Elimin-
	Services	Services	ations	Total

		(In thousands)
Revenues:
Brokerage revenues	$17,934	$—	$—	$17,934
Subscription fees	—	8,170	—	8,170
Licensing fees	—	18,343	—	18,343
Other	—	8,479	—	8,479

Total revenues	17,934	34,992	—	52,926

Operating expenses:
Clearing and execution costs	4,787	—	—	4,787
Data center costs	—	4,002	—	4,002
Technology development	701	7,427	—	8,128
Sales and marketing	6,006	21,674	—	27,680
General and administrative	3,456	8,459	—	11,915
Amortization of intangible assets	541	5,438	—	5,979
(Recovery of) provision for insurance loss	—	—	—	—
Impairment of goodwill and intangible assets	—	—	—	—
Merger related costs	1,290	2,510	—	3,800

Total operating expenses	16,781	49,510	—	66,291

Income (loss) from operations	$1,153	$(14,518)	$—	$(13,365)

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in this report – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Brokerage Revenues. Brokerage revenues are the key component of our results of operations and are comprised primarily of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. Brokerage commissions and fees and their related clearing costs are recorded on a trade date basis as transactions occur. Platform fees and interest are recorded monthly, when earned.

     Income Taxes. Management determines any valuation allowance recorded against our net deferred income tax assets, which includes the benefit from net operating loss carryforwards. For the years ended December 31, 2002 and 2001, a valuation allowance was recorded to offset the tax benefit of all current period changes in deferred income taxes. During the 2001 fourth quarter, we recorded a $4.8 million charge establishing a full valuation allowance against our previously recorded deferred income tax assets and we have continued to apply a full valuation allowance against our deferred income tax assets in 2002. As of December 31, 2002, we have approximately $10.8 million of deferred income tax assets that have been fully reserved, the benefit of which may be recorded in future periods should realization become more likely than not. See Income Taxes below, and Note 13 of Notes to Consolidated Financial Statements – INCOME TAXES.

     Insurance Claim. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client’s account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded in our consolidated balance sheet was fully reserved as of December 31, 2001. On July 25, 2002, we entered into an agreement to settle this claim for $1.25 million, payment of which was received in August 2002. The effect of this settlement was recorded in the third quarter of 2002. See “Software Products and Services Segment – Operating Expenses — (Recovery of) Provision for Insurance Loss.”

     Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. See “Brokerage Services Segment – Operating Expenses – General and Administrative.”

     Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using current market factors, we estimated the potential losses relating to the sublease of facilities that we will no longer occupy. During the year ended December 31, 2002, we increased our estimated loss accrual by $733,000 while net payments of $380,000 were applied against this accrual, resulting in a balance of $733,000 as of December 31, 2002.

     Impairment of Goodwill and Intangible Assets. In December 2001, we recorded a non-cash charge of $5.3 million for impairment of goodwill and certain intangible assets due to certain operational decisions made by management which resulted in the reduction of the fair value of such assets. The fair value was determined by a qualified independent appraiser, representing the price at which the assets would change hands between a willing buyer and seller. This charge was recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, the effective guidance at that time. See “Years Ended December 31, 2001 and 2000 – Brokerage Services Segment –Operating Expenses – Impairment of Goodwill and Intangible Assets” and “Years Ended December 31, 2001 and 2000 – Software Products and Services Segment – Operating Expenses – Impairment of Goodwill and Intangible Assets” below, and Note 6 of Notes to Consolidated Financial Statements – INTANGIBLE ASSETS, NET.

Years Ended December 31, 2002 and 2001

Overall

     Total revenues were $48.4 million for the year ended December 31, 2002, as compared to $41.0 million for the year ended December 31, 2001, an increase of $7.4 million, or 18%, due primarily to an increase in brokerage revenues, partially offset by decreases in other revenues, licensing fees and subscription fees.

     Income from operations was $1.3 million for the year ended December 31, 2002, as compared to a loss from operations of $17.8 million for the year ended December 31, 2001, an improvement of $19.1 million, or 107%. This improvement related primarily to higher revenues, lower amortization of intangible assets which resulted from the 2001 fourth quarter impairment charge of $5.3 million that reduced certain intangible assets to their estimated fair value, lower general and administrative expense, and a $1.25 million insurance settlement in the 2002 third quarter relating to a $2.7 million loss that had been fully reserved during the prior year. See “Software Products and Services Segment - Operating Expenses — (Recovery of) Provision for Insurance Loss.” This improvement was partially offset by the higher clearing and execution costs associated with higher brokerage revenues.

     Other income, net was $427,000 for the year ended December 31, 2002, as compared to $599,000 for the year ended December 31, 2001, a decrease of $172,000, or 29%, due primarily to a decrease in interest income as a result of lower interest rates, partially offset by a gain of $287,500 recorded on the sale of legacy customer accounts during the second quarter of 2002.

Brokerage Services Segment

Revenues

     Brokerage Revenues. Brokerage revenues are comprised primarily of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. For the year ended December 31, 2002, brokerage revenues were $38.5 million (which included brokerage commissions and fees of $34.4 million) as compared to brokerage revenues of $18.6 million (which included brokerage commissions and fees of $17.3 million) for the year ended December 31, 2001. This increase of $19.9 million, or 107%, was due primarily to increased trading volume related to customer account growth fueled by our June 27, 2001 launch of the TradeStation electronic trading platform. During the year ended December 31, 2002, 82% of total brokerage revenues were generated from clients using the TradeStation electronic trading platform as compared to 26% during the year ended December 31, 2001. As of December 31, 2002, substantially all of our brokerage customers have their trades executed through the TradeStation electronic trading platform.

     In April 2002, our new brokerage commission plan – one that charges traders fees based solely upon the share volume of client trades as opposed to per ticket charges – became effective. The new plan, as expected, significantly reduced our commissions per trade. This reduction was partially offset by charging brokerage clients monthly platform fees. In August 2002, we modified our price per share plan by reducing the price per share. Additionally, as compared to the first half of 2002, media advertising expenditures were reduced during the second half of 2002. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve revenue growth with reduced advertising expenditures, are challenges we expect to face for the foreseeable future. In 2003, we reduced our commission pricing for futures and options trades.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and execution costs were $11.3 million for the year ended December 31, 2002, as compared to $5.8 million for the year ended December 31, 2001, an increase of $5.5 million, or 96%, due primarily to increased trading volume related to account growth. Clearing and execution costs as a percentage of brokerage revenues decreased to 29% for the year ended December 31, 2002, from 31% for the year ended December 31, 2001, due to improved clearing cost rates provided by our clearing firms, partially offset by the lower gross margins that resulted from our new per share pricing structure. Clearing costs as a percentage of brokerage revenues are expected to increase in 2003, as a greater percentage of our customers will be on our per share pricing structure.

     Data Center Costs. Data center costs are primarily intercompany subscription fees paid to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients. See “Technology Development” below. Data center costs for the year ended December 31, 2002 were $9.8 million. No data center costs were charged to the brokerage segment during the year ended December 31, 2001.

See “Software Products and Services Segment – Revenues – Subscription Fees" and “ – Operating Expenses – Data Center Costs.”

     Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients. Technology development expenses for the year ended December 31, 2002 were $644,000, as compared to $224,000 for the year ended December 31, 2001, an increase of $420,000, or 187%. This increase is because the brokerage did not employ product management personnel until the end of the 2001 second quarter. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment – Operating Expenses – Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web site maintenance and administration costs. Sales and marketing expenses were $11.2 million for the year ended December 31, 2002, as compared to $7.8 million for the year ended December 31, 2001, an increase of $3.4 million, or 44%. This increase was due primarily to increased advertising and promotional costs of $2.6 million and increased personnel and related costs of $722,000. However, we have significantly decreased our media advertising expenditures in the second half of 2002 as compared to the first half of 2002, and expect to further reduce these expenditures in 2003.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $5.6 million for the year ended December 31, 2002, as compared to $3.8 million for the year ended December 31, 2001, an increase of $1.8 million, or 46%. This change is due primarily to increases in personnel and related costs of $1.2 million and increases in facility costs of $1.2 million (related mainly to an increase in the estimated loss on the sublease of facilities that will no longer be occupied), partially offset by a decrease in uninsured loss provisions of $747,000. See “Critical Accounting Policies and Estimates – Uninsured Loss Reserves” and “– Sublease of Facilities.”

     Amortization of Intangible Assets. Historically, amortization of intangible assets was related to the December 1999 acquisition of certain customer accounts of Newport Discount Brokerage, Inc. (“Newport”), which was accounted for under the purchase method of accounting. Based upon our decision made in December 2001 to sell those accounts (as they did not meet the requirements of our active and institutional trader business model), we determined that these intangible assets were impaired and, therefore, they were reduced to their estimated fair value, as determined by an independent appraisal. There was no amortization during 2002, as these intangible assets were held for sale, and then sold during the second quarter of 2002. Amortization of intangible assets for the year ended December 31, 2001 was $661,000. See “Years Ended December 31, 2001 and 2000 – Brokerage Services Segment – Operating Expenses – Impairment of Goodwill and Intangible Assets” below.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were approximately $19.6 million for the year ended December 31, 2002, as compared to $22.4 million for the same period in 2001, a decrease of $2.8 million, or 12%, due primarily to a decrease in other revenues and licensing fees (both of which relate primarily to our legacy software business, which is no longer a primary focus), partially offset by an increase in subscription fees.

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities the right to provide this software and data service to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Subscription fees were $16.4 million for the year ended December 31, 2002, as compared to $9.6 million for the year ended December 31, 2001, an increase of $6.8 million, or 71%. This increase was due primarily to $9.7 million of Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees decreased $2.9 million, or 31%, due to our December 2000 decision not to actively market subscription services, but rather to focus on the growth of our brokerage business.

     Licensing Fees. Licensing fees are derived from direct sales of our legacy client software products and are recognized on a cash basis due to the lack of predictability of return reserves and future collectibility of receivables in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition. Licensing fees were $1.1 million for the year ended December 31, 2002, as compared to $5.0 million for the year ended December 31, 2001, a decrease of $3.9 million, or 78%. This expected decrease was due primarily to the May 2000 termination of active marketing of client software products and, as of September 2001, no longer offering these products domestically. Accordingly, licensing fees are expected to continue to decrease in the future.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products. Other revenues were $2.1 million for the year ended December 31, 2002, as compared to $7.8 million for the year ended December 31, 2001, a decrease of $5.7 million, or 73%. This expected decrease was due primarily to a decrease in royalties resulting from the expiration of a minimum royalty arrangement with a third party in 2001. Other revenues are expected to continue to decrease in the future.

Operating Expenses

     Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent for facilities, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the year ended December 31, 2002 were $4.8 million, as compared to $5.3 million for the year ended December 31, 2001, a decrease of $507,000, or 10%. The decrease was due primarily to lower lease costs associated with the conversion of certain operating leases to capital leases, and lower data distribution fees resulting from more favorable rates negotiated in the third quarter of 2001, partially offset by higher facility costs and exchange fees.

     Technology Development. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, telecommunications costs and consulting fees. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $8.2 million for the year ended December 31, 2002, as compared to $9.1 million for the year ended December 31, 2001, a decrease of $878,000, or 10%, due primarily to lower personnel and related costs of $662,000 and lower facility costs of $169,000.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being to continue to build an online brokerage firm for active traders. Sales and marketing expenses have consisted primarily of marketing programs, including advertising, brochures, and direct mail programs; sales commissions; personnel costs for marketing and customer support centers; Web site maintenance and administration costs; and inventory and handling costs. Sales and marketing expenses were $1.3 million for the year ended December 31, 2002, as compared to $3.6 million for the year ended December 31, 2001, a decrease of $2.3 million, or 64%, due primarily to decreases in advertising and promotional costs of $1.0 million, decreases in personnel and related costs of $855,000 and decreases in facility costs of $230,000.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; insurance; and provision for bad debts. General and administrative expenses were $4.3 million for the year ended December 31, 2002, as compared to $9.1 million for the year ended December 31, 2001, a decrease of $4.8 million, or 53%, due primarily to decreases in personnel and related costs of $2.0 million, decreases in professional fees of $803,000, decreases in facility costs of $794,000, and decreases in provision for bad debts of $714,000. The entire 2001 provision for bad debts relates to the portion of TradeStation Technologies’ 2001 Telerate royalty receivable that was part of a “pre-petition” estate in a Chapter 11 bankruptcy filed in February 2001 and was not paid as a result of the rejection of that agreement in those bankruptcy proceedings. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES –Telerate Royalty Agreement.

     Amortization of Intangible Assets. Amortization of intangible assets includes, primarily, amortization related to the October 1999 acquisition of Window On WallStreet. which was accounted for under the purchase method of accounting, its assets being amortized over their estimated useful lives, which range from three to four years. Amortization of intangible assets also includes amortization of data rights and other intangibles. Amortization of intangible assets was $891,000 for the year ended December 31, 2002, as compared to $5.5 million for the year ended December 31, 2001, a decrease of $4.6 million, or 84%. The decrease is due to the December 2001 impairment that reduced the value of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet to their estimated fair value. This resulted from our decision, made and implemented in the fourth quarter of 2001, to upgrade all WindowOnWallStreet.com subscribers to TradeStation 6. See "Years Ended December 31, 2001 and 2000 – Software Products and Services Segment – Operating Expenses – Impairment of Goodwill and Intangible Assets” below.

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

     Loss from operations was $17.8 million for the year ended December 31, 2001, as compared to $13.4 million for 2000, an increase of $4.4 million, or 33%. This increase related primarily to lower revenues, a 2001 non-cash charge for the impairment of all goodwill and certain intangible assets totaling $5.3 million, a 2001 provision for insurance loss of $2.7 million, and, to a lesser extent, higher data center costs, technology development expenses, general and administrative expenses and clearing and execution costs, partially offset by substantially lower sales and marketing expenses and no merger costs in 2001.

Brokerage Services Segment

Revenues

     Brokerage Revenues. For the year ended December 31, 2001, brokerage revenues were $18.6 million (which included $17.3 million of brokerage fees) as compared to $17.9 million (which included $17.1 million of brokerage fees) for the year ended 2000. This increase of $668,000, or 4%, is due to increased trading volume and increased interest earned from the interest revenue sharing arrangements with the brokerage’s clearing firms as a result of higher cash balances having been maintained by the clearing firms.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs were $5.8 million for the year ended December 31, 2001, as compared to $4.8 million for 2000, an increase of $1.0 million, or 21%, primarily as a result of increased trading volume. Clearing and execution costs as a percentage of brokerage revenues increased from 27% for the year ended December 31, 2000 to

31% for the year ended December 31, 2001 due to more lower-priced transactions during the year ended December 31, 2001 as compared to 2000.

     Technology Development. Technology development expenses for the year ended December 31, 2001 consisted of personnel costs associated with product management of the brokerage products and services of TradeStation Securities, which totaled $224,000 for the year. Technology development expenses for the year ended December 31, 2000 were $701,000, consisting of consulting and professional fees and personnel costs for the pre-merger joint development of our order execution technology. See “Software Products and Services Segment – Operating Expenses — Technology Development.”

     Sales and Marketing. Sales and marketing expenses were $7.8 million for the year ended December 31, 2001, as compared to $6.0 million for the year ended December 31, 2000, an increase of $1.8 million, or 29%. This increase was due primarily to increased personnel and related costs of $1.1 million, and increased advertising and promotion costs of $605,000.

     General and Administrative. General and administrative expenses were $3.8 million for the year ended December 31, 2001, as compared to $3.5 million for 2000, an increase of $373,000, or 11%, due primarily to an increase in uninsured loss reserves of $903,000 and an increase in insurance costs of $227,000, partially offset by a decrease in personnel and related costs of $830,000 as a result of post-merger consolidation and efficiencies.

     Amortization of Intangible Assets. Amortization of intangible assets includes amortization of intangible assets from the December 1999 acquisition of the customer accounts of Newport, which was accounted for under the purchase method of accounting. Through December 31, 2001, these intangible assets were being amortized over their estimated useful lives over a period of five years. Amortization of intangible assets was $661,000 and $541,000 for the years ended December 31, 2001 and 2000, respectively. See “Impairment of Goodwill and Intangible Assets” below and Note 6 of Notes to Consolidated Financial Statements – INTANGIBLE ASSETS, NET.

     Impairment of Goodwill and Intangible Assets. In December of 2001, based upon our decision to sell the Newport accounts, which did not meet the requirements of our active and institutional trader business model, we recorded a non-cash charge of $1.1 million for the impairment of certain intangible assets associated with acquisition of those customer accounts. See Note 1 of Notes to Consolidated Financial Statements – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Impairment of Long-Lived Assets and Note 6 of Notes to Consolidated Financial Statements – INTANGIBLE ASSETS, NET.

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

     Licensing Fees. Licensing fees were $5.0 million for the year ended December 31, 2001, as compared to $18.3 million for 2000, a decrease of $13.3 million, or 73%, due primarily to our termination in May 2000 of active marketing of client software products and, as of September 2001, no longer offering these products domestically.

     Other Revenues. Other revenues were $7.8 million for the year ended December 31, 2001, as compared to $8.5 million for 2000, a decrease of $689,000, or 8%. The decrease was due primarily to the cancellation in 2001 of our trading strategy conference.

Operating Expenses

     Data Center Costs. Data center costs for the year ended December 31, 2001 were $5.3 million, as compared to $4.0 million for the year ended December 31, 2000, an increase of $1.3 million, or 32%. The increase was due primarily to increased server farm infrastructure costs (rent and depreciation for additional facilities and servers) as well as increased data distribution and exchange fees.

     Technology Development. Technology development expenses were $9.1 million for the year ended December 31, 2001, as compared to $7.4 million for the year ended December 31, 2000, an increase of $1.7 million, or 22%, due primarily to increased personnel and related expenses of $1.3 million.

     Sales and Marketing. Sales and marketing expenses were $3.6 million for the year ended December 31, 2001, as compared to $21.7 million for 2000, a decrease of $18.1 million, or 84%, due primarily to decreased advertising and promotion costs of $11.3 million, personnel and related costs of $4.3 million, inventory and handling costs of $1.1 million and travel costs of $850,000. The decrease in personnel costs was the result of a restructuring of the sales and marketing team at the end of the first quarter of 2000, and the transfer of substantially all remaining sales personnel to the brokerage services segment during the first quarter of 2001.

     General and Administrative. General and administrative expenses were approximately $9.1 million for the year ended December 31, 2001, as compared to $8.5 million for 2000, an increase of $637,000, or 8%, due primarily to a $714,000 provision for bad debts recognized in the first quarter of 2001. The provision for bad debts relates to the portion of the 2001 Telerate royalty receivable that was part of the “pre-petition” estate in Telerate’s Chapter 11 bankruptcy, which was filed in February 2001, and was not paid as a result of the rejection of that agreement in those bankruptcy proceedings. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Telerate Royalty Agreement.

     Amortization of Intangible Assets. Amortization of intangible assets includes, primarily, goodwill and other intangible amortization related to the October 1999 acquisition of Window On WallStreet accounted for under the purchase method of accounting (amortized over the assets’ estimated useful lives, ranging from three to four years) and also amortization of data rights. Amortization of intangible assets was $5.5 million and $5.4 million for the years ended December 31, 2001 and 2000, respectively. See “Impairment of Goodwill and Intangible Assets” below and Note 6 of Notes to Consolidated Financial Statements – INTANGIBLE ASSETS, NET.

     (Recovery of) Provision for Insurance Loss. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client’s account. In December 2001, the insurance company formally denied this claim and, accordingly, the receivable recorded in our consolidated balance sheet was fully reserved and a provision for insurance loss was recorded for $2.7 million for the year ended December 31, 2001. On July 25, 2002, we entered into an agreement with the insurance company to settle this claim for $1.25 million, payment of which was received in August 2002. Accordingly, we recorded a recovery of insurance loss of $1.25 million during the third quarter of 2002.

     Impairment of Goodwill and Intangible Assets. In December 2001, we recorded a non-cash charge of $4.2 million for the impairment of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet. This was done as a result of our decision, made and implemented in the fourth quarter of 2001, to upgrade all WindowOnWallStreet.com subscribers to TradeStation 6. See Note 1 of Notes to Consolidated Financial Statements – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Impairment of Long-Lived Assets and Note 6 of Notes to Consolidated Financial Statements – INTANGIBLE ASSETS, NET.

     Merger Related Costs. During the fourth quarter of 2000, our software products and services segment recorded approximately $2.5 million of merger related costs associated with the merger of TradeStation Technologies and TradeStation Securities.

Income Taxes

     During the year ended December 31, 2002, taxes were provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized, resulting in a tax provision of $4,000.

     During the year ended December 31, 2001, we recorded an income tax provision of $4.7 million, which included a fourth quarter non-cash charge of $4.8 million to establish a full valuation allowance against our deferred tax assets, in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. See Note 13 of Notes to Consolidated Financial Statements – INCOME TAXES. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during the year.

     Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. Accordingly, it is appropriate to look at each company’s income taxes separately for 2000. No taxes were provided for TradeStation Technologies during 2000, as a valuation allowance was recorded to offset the tax benefit of all net operating losses generated during the year. TradeStation Securities recorded a tax provision of $1.4 million in 2000, with an effective tax rate of 60.7%. The effective tax rate for 2000 exceeded the statutory rate due to nondeductible merger-related expenses.

Variability of Results

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. See Issues, Uncertainties and Risk Factors below and Note 18 of Notes to Consolidated Financial Statements – UNAUDITED QUARTERLY FINANCIAL INFORMATION.

Liquidity and Capital Resources

     As of December 31, 2002, we had cash and cash equivalents of approximately $16.4 million, of which $3.4 million was restricted. Restricted cash supports a facility lease, two stand-by letters of credit securing equipment leases, certain customer agreements, and a credit card clearing agreement. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

     During 2002, equipment valued at $856,000 was acquired under various capital lease obligations for use at our data server farms, replacing certain operating leases. In connection with the relocation of our three Florida offices to one Florida location, we acquired $497,000 of furniture and equipment under two additional capital lease obligations. A summary of our capital and operating leases (net of subleases) as of December 31, 2002 is as follows:

	Capital Lease	Operating
Year	Obligations	Leases	Total

2003	1,326,109	2,978,474	4,304,583
2004	205,357	2,655,028	2,860,385
2005	8,213	2,304,957	2,313,170
2006	—	2,201,036	2,201,036
2007	—	1,923,974	1,923,974
Thereafter (cumulative)	—	8,848,498	8,848,498

	1,539,679	20,911,967	22,451,646
Less interest and taxes	(157,415)	—	(157,415)

Total	$1,382,264	$20,911,967	$22,294,231

     We do not currently have any material purchase obligations. See Note 8 of Notes to Consolidated Financial Statements – CAPITAL LEASE OBLIGATIONS and Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Operating Leases for a further discussion of our outstanding capital and operating lease obligations.

     We anticipate, in connection with the expected growth of our brokerage business, capital expenditures of approximately $3.3 million through December 31, 2003. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash provided by operating activities totaled $5.2 million, $2.8 million and $241,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by operating activities during 2002 was due primarily to improved operating income (including $1.25 million received in an insurance settlement), as adjusted for non-cash items, and an increase in accounts payable and accrued expenses, partially offset by an increase in receivables from clearing firms. Net cash provided by operating activities during 2001 was due primarily to the receipt of income tax receivables of $8.5 million in April 2001 and a decrease in receivables from clearing firms, partially offset by operating losses as adjusted for non-cash items and decreases in merger and non-recurring accounts payable and in income taxes payable.

     Investing activities used cash of $331,000 and $4.0 million during 2002 and 2001, respectively, compared to cash provided of $33,000 in 2000. During 2002, net cash used in investing activities was comprised primarily of capital expenditures of $1.7 million, partially offset by cash proceeds of $1.0 million from the sale of the Newport accounts during the second quarter of 2002 (see Note 6 of Notes to Consolidated Financial Statements – INTANGIBLE ASSETS, NET). During 2001, cash used in investing activities was comprised mainly of an increase in restricted cash of $3.1 million, supporting primarily a new facility lease and an equipment lease, and $546,000 in capital expenditures. During 2000, cash provided by investing activities was comprised of proceeds from maturity of securities, net of related purchases, of $1.6 million, partially offset by capital expenditures of $1.0 million and an increase of restricted cash of $510,000 to support an equipment lease and credit card clearing agreement.

     Financing activities used cash of $8.2 million and $300,000 during 2002 and 2001, respectively, and provided cash of $307,000 during 2000. Net cash used in financing activities during 2002 was due primarily to $6.9 million of cash paid for the purchase and retirement of 5 million shares of our common stock. In July 2002, we announced a stock repurchase program authorizing, at the discretion of management, the use of available cash to purchase from time to time up to 4 million shares of our common stock in the open market or through privately-negotiated transactions. Through October 2002, we had purchased and retired all 4 million shares at prices ranging from $1.35 to $1.40 per share, for a total purchase price of $5.5 million. This included two private transactions with a former principal shareholder of onlinetradinginc.com corp. for the purchase of 1.5 million shares at a price of $1.35 per share and 2.4 million shares at a price of $1.40 per share. In November 2002, we purchased and retired an additional 1 million shares at a price of $1.35 per share in a private transaction with another former principal shareholder of onlinetradinginc.com corp., bringing the total shares of common stock purchased and retired for the year to 5 million, for a total purchase price of $6.9 million.

     Proceeds from issuance of common stock from our incentive stock plans provided cash of $43,000, $109,000 and $386,000 during 2002, 2001 and 2000, respectively. Repayments of capital lease obligations were $1.4 million, $410,000 and $78,000 during 2002, 2001 and 2000, respectively.

Off-Balance-Sheet Arrangements

     The brokerage’s client securities and futures activities are transacted on either a cash or margin basis. In margin transactions, the brokerage may be obligated for credit extended to its clients by the brokerage’s clearing firms, subject to various regulatory and clearing firm margin requirements, collateralized by cash and securities in the clients’ accounts. In connection with these activities, the brokerage executes client transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the brokerage to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that clients may incur. In the event the client fails to satisfy its obligations, the brokerage may be required to purchase or sell financial instruments at prevailing market prices to fulfill the client’s obligations.

     We seek to control the risks associated with brokerage client activities by requiring clients to maintain margin collateral in compliance with the brokerage’s clearing firms’ requirements as well as various regulatory requirements. The brokerage as well as its clearing firms, monitor required margin levels daily and require the clients to deposit additional collateral or to reduce positions when necessary.

     The brokerage client financing and securities settlement activities require the clearing firms to pledge client securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return client securities pledged as collateral, the brokerage may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its clients’ obligations. We control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, we establish credit limits for such activities and monitor compliance on a daily basis.

Recently Issued Accounting Standards

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective on January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets, and for goodwill and other intangible assets subsequent to their acquisition. Goodwill and intangible assets with indefinite useful lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. The adoption of SFAS No. 142 did not have any impact on our consolidated financial position, results of operations or cash flows as we did not have goodwill or intangible assets with indefinite useful lives at the time of adoption.

     We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. SFAS No. 144, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and Accounting Principles Board (“APB”) No. 30, Reporting the Results of Operations – Reporting the Effects of

Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the statement of operations, but broadens the presentation to include a component of an entity. The adoption of SFAS No. 144 did not have any impact on our consolidated financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the additional disclosure requirements as of December 31, 2002. See Note 1 of Notes to Consolidated Financial Statements – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Stock-Based Compensation.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial position, results of operations or cash flows.

Issues, Uncertainties and Risk Factors

     The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the “BUSINESS” section of this report, should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described below. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider these issues, uncertainties and risk factors, which include business risks relevant both to our industry and to us in particular. These issues, uncertainties and risk factors are not intended to be exclusive. Issues, uncertainties and risk factors are also included in other sections of this report when specifically relevant to a statement we have made about an aspect of our business, or our financial condition or results of operations.

     This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “plans,” “estimates,” “expects,” “intends,” “designed,” “anticipates,” “may,” “will,” “should,” “could,” “become,” “upcoming,” “potential,” “pending,” and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties, including the risks and uncertainties described below and elsewhere in this report. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as those described in other sections of this report, our other public filings and our press releases.

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

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	the effect of our new commission pricing structure (which was implemented in the 2002 second quarter and significantly modified in the 2002 third quarter), and of additional price reductions that are implemented in 2003, such as our recent 2003 reductions in commission pricing for futures and options trades;

•	market or competitive pressure to continue to lower commissions and fees charged to customers;

•	increases in clearing costs (we recently received notice from our futures clearing firm that our clearing costs will substantially increase, and as a result, we are in the process of evaluating our options);

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which have undergone significant change recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns, particularly our recent decision to reduce advertising expenditures during the second half of 2002 and further reduce advertising expenditures during 2003;

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market);

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations, our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of enhancements to the TradeStation 6 electronic trading platform (i.e., TradeStation 7 and other future versions);

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	general economic and market factors that affect active trading, including market volume, market volatility, market direction, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	pending or potential third-party claims that turn out to be significantly more (or less) costly than we currently estimate;

•	costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market; and

•	the size and frequency of any trading errors for which we ultimately suffer the economic burden, in whole or in part (including losses from third party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third party claims).

     Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

     Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. There have been for the past 3 years, and continues to be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading has decreased or in the future decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, such as has recently occurred, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Also, unfavorable market conditions may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

     Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

     The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry. We believe that competition from large online brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. These include: pricing and price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail clients; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

     Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

     The online electronic trading platform we provide to our clients is based upon the integration of our sophisticated front-end software technology with our equally sophisticated Internet-based server farm technology. Our server farm technology is the foundation upon which online trading clients receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided by the systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of ECNs and electronic systems offered by the exchanges, and the clearing and back-office systems of the clearing firms we currently use. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement and execution of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, exchange, clearing firm and ECN outages or issues which are beyond our control. Also, a hardware or software failure, software design limitations or errors, power or telecommunications interruption or natural disaster could cause a systems failure or other potentially damaging results.

     When systems in the trading process slow down significantly or fail, even for a short time, our brokerage customers could suffer delays in trading, or unintended results or other problems, potentially causing losses and possibly subjecting us to claims for such losses. Such failures or delays, depending upon how often they occur and how serious they are, could also result in our clients and client prospects losing or failing to gain confidence in our trading platform. Additionally, as a general matter not applicable only to our company, the integrity of these types of systems is increasingly being attacked by persons sometimes referred to as “hackers” who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, “cyberterrorism,” should it occur, may significantly affect people’s willingness to use Internet-based services, particularly ones that involve their personal or company’s assets.

     During a system outage, our brokerage may be able to take orders by telephone; however, only associates with appropriate securities broker’s licenses can accept telephone orders, and an adequate number of associates likely would not be available to take customer calls in the event of a systems failure. System delays, errors, outages and failures, depending upon how serious and how often they occur, could have a material adverse effect on our business, financial condition, results of operations and prospects. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

The Nature Of Our Business Results In Potential Liability To Customers

     Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Our proprietary order routing technology is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections or limitations in their designs or performance, may operate too slowly, fail, cause confusion or uncertainty to the user, or operate or produce results not understood or intended by the user. An investor or trader using either the full electronic trading platform or our subscription service might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading software tools or inaccurate assumptions made by the trading software tools regarding data, or inaccurate data. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not currently carry any errors or omissions insurance that might cover, in part, some of the above-described risks. While our contracts with customers are, we believe, clear that customers who do business with us must knowingly assume all of the risks described above, there can be no assurance that a judge, arbitrator or regulator would enforce or honor such contractual provisions. See “Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity,” and “Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers” above.

     Dependence Upon Outside Data Sources And Clearing Relationships Creates Risks Outside Of Our Control Which May Affect Our Ability To Provide, And Our Cost To Provide, Market Data And Clearing And Account Services

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing firms in order to provide market data and news and clearing and account services, respectively, to our customers. We obtain the market data and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges and news sources, and the clearing and back-office account services are obtained from large brokerage firms. The data contracts typically provide for royalties based on usage or minimums, and the clearing contracts provide for transactional clearing fees and charges. While we are not aware of any material data vendor or clearing services contracts that are in jeopardy of being terminated or not renewed, there can be no assurance that we will be able to renew or maintain our current contracts or acceptable price levels. In fact, our futures clearing firm recently notified us of a substantial increase in our clearing costs, and as a result, we are in the process of evaluating our options.

     If any of those relationships becomes unfavorable or is terminated, and we decide to provide data services directly from the exchanges, or self-clear client trades and carry client accounts, we would face significant infrastructure expansion costs, and would be engaging in business operations in which we have little or no prior experience. These risks and uncertainties would need to be considered when evaluating the potential cost-benefit and operational efficiency and quality that our direct performance of such services could provide. As a general matter, termination of our relationship with one or more of these third parties could have a material adverse effect on our business, financial condition, results of operations and prospects.

     We May Not Be Able To Adequately Protect Or Preserve Our Rights In Intellectual Property

     Our success is and will continue to be heavily dependent on proprietary technology, including existing trading software, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. Policing unauthorized use of our products and services is difficult, however, and we may be unable to prevent, or unsuccessful in attempts to prevent, theft, copying or other unauthorized use or exploitation of our product and service technologies. There can be no assurance that the steps taken by us to protect (or defend) our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

     We Do Not Have A Long Operating History As An Online Brokerage Firm And, Until Very Recently, Have Not Operated Profitably.

     We launched the TradeStation electronic trading platform at the end of the 2001 second quarter. Prior to that, our brokerage operations consisted mainly of brokers taking phone calls from clients and then placing those clients’ orders via direct access order execution. Accordingly, the online brokerage business, as currently conducted, has a relatively short operating history. Further, the second, third and fourth quarters of 2002 were the first profitable quarters we have had since the third quarter of 1999. This lack of operating history, and our lack of historical profitable results over the last three years, should be taken into account when evaluating our financial condition and results of operations.

We May Need Cash In The Foreseeable Future

     While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; price competition that may result in us continuing to charge lower commissions and fees to customers; significant, increased infrastructure costs as our business grows; and competing technological and market developments. Funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

     Our Business Model Has No Significant Historical Record, Which Makes Business Planning Difficult

     Because our business model, i.e., a direct-access brokerage based upon a sophisticated Internet-based strategy trading software platform, is one with no significant historical record for our company, and, to our knowledge, one with no significant historical record for any other company, our attempts to predict the size of our market and our potential market share, to anticipate revenues and costs, to prepare budgets, and to make decisions regarding obtaining third-party financing that may be required will generally be based upon theoretical assumptions. Future events and results may differ drastically from those planned or anticipated, which, if negative, would result in a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

The Internet, As It Grows, May Have Problems That Affect Our Business

     There is the risk that, over time, the Internet may not prove to be a viable commercial marketplace because of a failure to continue to develop the necessary infrastructure. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth.

     Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Actions Against Us

     The securities industry is subject to extensive regulation covering all aspects of the securities business. Regulatory authorities are currently focusing intensely on the online trading industry, particularly the segment that seeks the accounts of active traders. The various governmental authorities and industry self-regulatory organizations that supervise and regulate our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, new rules relating to active traders have recently been enacted and more may be enacted which severely limit the operations and potential success of our business. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel. Our brokerage could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance.

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

     Customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers’ funds, due to privacy or security concerns. This risk will grow if, as and to the extent “cyberterrorism” occurs or is perceived to be a viable, prominent threat or likelihood to occur. We currently incorporate and plan to continue to incorporate security measures into our privacy policies. However, a major breach of customer privacy or security could have serious consequences for our Internet-based operations. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects, that could also have significant negative consequences for the growth of our current and planned operations.

We May Be Subject To Intellectual Property Litigation

     There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there can be no assurance that infringement claims, if asserted, would not have a material adverse effect on our business, financial condition, results of operations and prospects, or result in our being unable to use intellectual property which is integral to one or more of our products or services. The risk of infringement claims is heightened with respect to some of the TradeStation 6 and 7 technology because that technology, as opposed to our historical client software technology, has not stood any significant “test of time.”

     Our Brokerage Must Meet Net Capital Requirements As A Broker-Dealer That, If Not Complied With, Could Result In Severe Penalties, And Which At All Times Limit Our Right To Use All Of The Brokerage’s Cash

     The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and it could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be limited. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

     Control Of TradeStation Group By The Cruzes Means That Important Decisions Affecting The Company Are Concentrated In The Judgment Of Two Related Individuals

     Affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own 21,720,306 shares of our common stock, approximately 54.9% of the outstanding shares of our common stock. Therefore, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors) will be determined by the Cruzes. This control may limit the interest of third parties who express interest in acquiring the company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto and the reports of the independent certified public accountants set forth on pages F-1 through F-29 are filed as part of this report and incorporated herein by reference.

     The Consolidated Financial Statement Schedule and the reports of the independent certified public accountants set forth on pages S-1 through S-4 are filed as part of this report and incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The executive officers and directors of TradeStation Group and their respective ages and positions as of March 10, 2003 are as follows:

NAME	AGE	POSITION WITH THE COMPANY

William R. Cruz	41	Co-Chairman of the Board and Co-Chief Executive Officer
Ralph L. Cruz	39	Co-Chairman of the Board and Co-Chief Executive Officer
Salomon Sredni	35	President and Chief Operating Officer and Director
David H. Fleischman	57	Chief Financial Officer, Vice President of Finance and Treasurer
Marc J. Stone	42	Vice President of Corporate Development, General Counsel and Secretary
Michael W. Fipps (1)	60	Director
Stephen C. Richards (1)(2)	49	Director
Charles F. Wright (1)(2)	52	Director

(1)	Member of the Audit Committee of the board of directors.

(2)	Member of the Compensation Committee of the board of directors.

     The directors hold office until the next annual meeting of shareholders. Executive officers serve at the discretion of the board of directors.

     WILLIAM R. CRUZ co-founded the company with his brother, Ralph Cruz, in 1982 and has been a director since that time. He served as President from 1982 to September 1999. Mr. Cruz was appointed Co-Chairman of the Board and Co-Chief Executive Officer of the company in 1996. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and the Juilliard School of Music, during which time he won numerous classical violin competitions. Mr. Cruz has been primarily responsible for the conception and management of the company’s products and product strategies.

     RALPH L. CRUZ co-founded the company in 1982 and has been a director since that time. Mr. Cruz was Vice President of the company from 1982 until 1996, at which time he was appointed Co-Chairman of the Board and Co-Chief Executive Officer. Mr. Cruz also serves as a director of the company’s two operating subsidiaries. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Indiana University, during which time he won numerous classical violin competitions. Mr. Cruz historically has been responsible for the company’s marketing strategies.

     SALOMON SREDNI joined the company in December 1996 as its Vice President of Operations and Chief Financial Officer and was named Treasurer and a director of the company in July 1997. In August 1999, he was named President and Chief Operating Officer. Mr. Sredni also serves as a director of the company’s two operating subsidiaries. Before joining the company, from August 1994 to November 1996, Mr. Sredni was Vice President of Accounting and Corporate Controller at IVAX Corporation, a publicly-held pharmaceutical company. Prior to that time, from January 1988 to August 1994, Mr. Sredni was with Arthur Andersen LLP. Mr. Sredni is a Certified Public Accountant and a member of the American Institute of Certified

Public Accountants and the Florida Institute of Certified Public Accountants. He has a bachelor’s degree in Accounting from The Pennsylvania State University.

     DAVID H. FLEISCHMAN joined the company as Chief Financial Officer, Vice President of Finance and Treasurer in February 2001. Prior to joining the company, Mr. Fleischman was engaged as a Director of Crossroads LLC, a firm that provides financial and management expertise and services to companies seeking to maximize the efficiencies and performance of their management teams. From January 1997 until September 2000, Mr. Fleischman served as Senior Vice President, Chief Financial Officer and member of the Board of Advisors of The SeaSpecialties Group. From 1992 to 1996, he served as Senior Vice President and Treasurer of The Kislak Organization — J.I. Kislak, Inc., an organization that, during those years, included the largest privately-held mortgage-banking company in the United States. From 1983 to 1992, Mr. Fleischman served as a Director, Vice President and Chief Financial Officer of the U.S. group of Berisford International plc, a publicly-held United Kingdom company. From 1969 to 1983, he held several positions with subsidiaries of Midland Bank plc, including London American Finance Corporation and Drake America Corporation. He began his career in 1967 in the audit division of a predecessor firm of Ernst & Young LLP. Mr. Fleischman has a bachelor’s of science degree in accounting from The New York Institute of Technology.

     MARC J. STONE joined the company in May 1997 as its Vice President of Corporate Development, General Counsel and Secretary. Mr. Stone also serves as a director of the company’s two operating subsidiaries. From January 1993 to May 1997, Mr. Stone was a partner at a predecessor law firm of Bilzin Sumberg Baena Price & Axelrod LLP, which currently serves as the company’s regular outside counsel. Prior to that time, from 1985 to 1992, Mr. Stone was an associate with that predecessor law firm. Mr. Stone is of counsel to Bilzin Sumberg. Mr. Stone has bachelor’s degrees in English and American Literature and Theatre Arts and Dramatic Literature from Brown University, and received his law degree from University of California (Boalt Hall) School of Law at Berkeley. Mr. Stone is a member of the Bar of the State of New York, The Florida Bar, the American Bar Association and the New York State Bar Association.

     MICHAEL W. FIPPS joined the Board, and became a member of the Audit Committee, in March 2002. Since October 1997, he has been semi-retired, working occasionally as an independent consultant, including associations with Endeavor Pharmaceuticals, a specialty pharmaceutical start up company, since April 2002, and Connally and Associates, a profit recovery firm, from December 1998 through April 2000. From June 1994 to October 1997, he served as Chief Financial Officer and Senior Vice President of IVAX Corporation, a publicly-held pharmaceutical company. Before going to IVAX, from 1973 to 1994, Mr. Fipps served as Vice President-Finance and Treasurer of Bergen Brunswig Corporation, a large wholesale distributor of prescription pharmaceuticals and other health care products. Mr. Fipps is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. He has a bachelor of arts degree from University of North Carolina.

     STEPHEN C. RICHARDS is Chief Operating Officer and Chief Financial Officer of Network Associates, Inc. (NYSE:NET), a provider of network security and availability solutions for e-business. He served as Chief Online Trading Officer of E*TRADE Group, Inc., a position he held from March 1999 to June 2000. From 1998 to February 1999, Mr. Richards served as Senior Vice President, Corporate Development and New Ventures at E*TRADE, following two years as E*Trade’s Senior Vice President of Finance, Chief Financial Officer and Treasurer.

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

     CHARLES F. WRIGHT is the Chairman of Fall River Group, Inc., which owns and operates a group of foundries in Wisconsin. He has been Chairman since 1984, and has been associated with Fall River Group since 1973. He is also the Chairman and a Principal of Fall River Capital, LLC, an investment advisory firm that specializes in the trading of global financial and natural resource futures. He has held these positions since 1999. Since 1997, Mr. Wright has also been Chairman and a co-owner of Quaestus & Co., Inc., a merchant banking firm located in Milwaukee, Wisconsin. Since 2001 he has been Chairman and co-owner of Kilbourn Capital Management, Inc., which manages the Kilbourn Diversified Strategy Fund, a hedge Fund of Funds. From 1992 until its acquisition by Cumulus Media, Inc. in 1997, Mr. Wright served as Chairman of Caribbean Communications Company Ltd., a developer and operator of a radio network throughout the English-speaking Caribbean Islands. Mr. Wright serves as Chairman of Goodwill Industries of Southeastern Wisconsin and Metropolitan Chicago, President of Second Harvest Food Bank Foundation, member of Greater Milwaukee Committee, and a director of the Private Industry Council of Milwaukee County. Mr. Wright is registered with the CFTC and the NFA as a Commodity Trading Advisor, and holds a Master’s Degree in Business Administration from Harvard University Graduate School of Business. Mr. Wright became a director of the company in June 2001, at which time he was also elected to the Compensation Committee and Audit Committee of the board of directors. Mr. Wright occasionally performed consulting services for the company under a 3-year agreement that expired in 2002. All compensation payable under that agreement was paid in 1999, two years before he joined our board.

Independent Directors; Committees of the Board of Directors

     The company’s board of directors currently includes three (3) nonemployee, independent members, Michael W. Fipps, Stephen C. Richards and Charles F. Wright, all of whom serve on the Audit Committee of the board of directors. The Audit Committee monitors and oversees the company’s financial reporting process on behalf of the board of directors. It reviews the independence of our auditors and is now responsible for authorizing or approving the engagement of our auditors for both audit services and permitted non-auditing services, the scope of audit and non-audit assignments, related fees, the accounting principles used in financial reporting, internal financial auditing procedures, the adequacy of the internal control procedures, critical accounting policies, and the overall quality of our financial reporting. Mr. Richards and Mr. Wright also serve on the Compensation Committee of the board of directors. The Compensation Committee determines executive officers’ salaries and bonuses and administers our Incentive Stock Plan and Employee Stock Purchase Plan.

     The board of directors does not currently have a nominating committee or a committee that performs similar functions.

Audit Committee Financial Experts

     The Audit Committee of the Board of Directors of TradeStation Group has three members, two of whom, Michael W. Fipps and Stephen C. Richards, we believe are financial experts. Each is a certified public accountant. Mr. Fipps previously served as chief financial officer of an American Stock Exchange listed company. Mr. Richards is currently the chief financial officer of a NYSE listed company and formerly served as chief financial officer of a Nasdaq National Market listed company that later became a NYSE listed company. Mr. Fipps and Mr. Richards are both independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires officers (as defined under the Exchange Act) and directors, and persons who own more than ten percent of a registered class of a company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Our officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to us and our understanding that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Tables

     The following tables provide information about executive compensation.

SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to all compensation paid or earned for services rendered to us in the three years ended December 31, 2002 by our Co-Chief Executive Officers and our three other most highly compensated executive officers (who, as a group, comprise all of the executive officers of the company) whose aggregate annual compensation for 2002 exceeded $100,000 (together, the “Named Executive Officers”). We did not have a pension plan or a long-term incentive plan, had not issued any restricted stock awards and had not granted any stock appreciation rights as of December 31, 2002. The value of all perquisites and other personal benefits received by each Named Executive Officer did not exceed 10% of the Named Executive Officer’s total annual compensation.

				Long-Term
				Compensation
	Annual Compensation			Awards

				Securities	All Other
	Fiscal			Underlying	Compen-
NAME AND PRINCIPAL POSITION	Year	Salary ($)	Bonus ($)(1)	Options(#)(2)	sation($)(3)

William R. Cruz	2002	$150,000	$—	—	$5,400
Co-Chief Executive Officer	2001	150,000	—	—	—
	2000	150,000	—	—	—

					Long-Term
					Compensation
	Annual Compensation				Awards

					Securities	All Other
	Fiscal				Underlying	Compen-
NAME AND PRINCIPAL POSITION	Year	Salary ($)		Bonus ($)(1)	Options(#)(2)	sation($)(3)

Ralph L. Cruz	2002	$150,000		$—	—	$5,400
Co-Chief Executive Officer	2001	150,000		—	—	—
	2000	150,000		—	—	—

Salomon Sredni	2002	$268,750		$54,000	130,000	$6,600
President and Chief Operating	2001	238,208		20,000	80,000	—
Officer	2000	237,000		—	60,000	—

David H. Fleischman	2002	$208,562		$20,900	60,000	$6,600
Chief Financial Officer,	2001 (4)	181,945	(4)	20,000	75,000	—
Vice President of Finance	2000	—		—	—	—
and Treasurer

Marc J. Stone	2002	$198,485		$19,850	55,000	$6,600
Vice President of Corporate	2001	198,017		—	40,000	—
Development, General	2000	197,250		—	40,000	—
Counsel and Secretary

(1)	Represents bonus earned during the year but paid in subsequent year.

(2)	Represents shares of common stock issuable upon the exercise of options granted under our Incentive Stock Plan.

(3)	Represents 401(k) Plan company contributions on behalf of the Named Executive Officer earned in 2002 but paid in 2003.

(4)	Mr. Fleischman began his employment with TradeStation Group on February 1, 2001.

OPTION GRANTS IN 2002 FISCAL YEAR

     The following table summarizes the options that were granted during the fiscal year ended December 31, 2002 to the Named Executive Officers.

	Individual Grants
							Potential Realizable
		Percent of					Value at Assumed
	Number	Total					Annual Rate of
	of	Options					Stock Price
	Securities	Granted to	Exercise	Market		Value at	Appreciation for
	Underlying	Employees	or Base	Price		Grant-Date	Option Term (1)
	Options	In Fiscal	Price	on Grant	Expiration	Market
Name	Granted(#)(2)	Year(%)	($/sh)(3)	Date ($/sh)	Date	Price 0%($)(3)	5%	10%

William R. Cruz	—	—	$—	$—	—	$—	$—	$—
Ralph L. Cruz	—	—	—	—	—	—	—	—
Salomon Sredni	100,000	5.35%	1.47	1.60	01-28-12	13,000	113,623	267,999
Salomon Sredni	30,000	1.60%	1.39	1.37	12-24-12	—	25,248	64,903
David H. Fleischman	40,000	2.14%	1.47	1.60	01-28-12	5,200	45,449	107,200
David H. Fleischman	20,000	1.07%	1.39	1.37	12-24-12	—	16,832	43,269
Marc J. Stone	40,000	2.14%	1.47	1.60	01-28-12	5,200	45,449	107,200
Marc J. Stone	15,000	0.80%	1.39	1.37	12-24-12	—	12,624	32,451

(1)	Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the SEC. The actual value, if any, a Named Executive Officer may realize will depend on the excess, if any, of the stock price over the exercise price on the date the option is exercised (if the executive officer were to sell the shares on the date of exercise), so there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.

(2)	These options vest and become exercisable ratably on an annual basis over five years, beginning on the anniversary of the date of grant date, and have a term of ten years from the date of grant, subject to acceleration under certain circumstances.

(3)	All options were granted at “fair market value” as defined under our Incentive Stock Plan, which is the average of the high and low sales prices of a share of common stock on The Nasdaq National Market on the trading day immediately preceding the date of grant. The Compensation Committee believes this calculation more accurately reflects “fair market value” of our common stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant may be different than the exercise price per share.

AGGREGATED OPTION EXERCISES IN 2002 FISCAL YEAR
AND 2002 FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the value of all options exercised during 2002 by the Named Executive Officers and of all unexercised options held at December 31, 2002 by the Named Executive Officers measured in terms of the closing market price of our common stock on December 31, 2002.

Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options At		In-the-Money Options At
	Shares		December 31, 2002 (#)		December 31, 2002 ($)(1)
	Acquired On	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

William R. Cruz	—	—	—	—	$—	$—
Ralph L. Cruz	—	—	—	—	—	—
Salomon Sredni	—	—	340,000	300,000	22,800	1,500
David H. Fleischman	—	—	15,000	120,000	—	1,000
Marc J. Stone	—	—	198,000	137,000	—	750

(1)	Based on a per share price of $1.44 on December 31, 2002, which was the closing market price of our common stock on the last day of the 2002 fiscal year.

Other Compensation Arrangements

     Executive Officer Bonus Plan. The Compensation Committee of the company put in place an incentive bonus compensation program for certain executive officers of the company for the 2001 and 2002 fiscal years. Under the program, an executive officer is eligible to earn an annual bonus of up to a certain percentage of his base salary. To be awarded a bonus in the program, certain numbers contained in the company’s internal incentive budget need to be met, or an amount may be paid as determined by, and in the discretion of, the Compensation Committee. See SUMMARY COMPENSATION TABLE above.

     Incentive Stock Plan. Pursuant to the TradeStation Group, Inc. Incentive Stock Plan, officers, employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units. The authorized number of shares of common stock for issuance under the Incentive Stock Plan is 7,500,000, subject to future antidilution adjustments. As of December 31, 2002, options to purchase 5,919,635 shares were outstanding and 1,314,181 shares were available for issuance under the TradeStation Group Incentive Stock Plan.

     The Incentive Stock Plan is administered by the Compensation Committee of the board of directors whose members must qualify as “nonemployee directors” (as such term is defined in Rule 16b-3 under the Exchange Act). The Compensation Committee is authorized to determine, among other things, the employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price (provided that, for incentive stock options, the exercise price shall not be less than 100% of the fair market value of the common stock on the date of grant). The Compensation Committee also determines the treatment to be afforded to a participant in the Incentive Stock Plan in the event of termination of employment for any reason, including death, disability or retirement, or change in control. Under the Incentive Stock Plan, the maximum term of an incentive stock option is ten years and the maximum term of a nonqualified stock option is fifteen years.

     The Compensation Committee may delegate to the company’s Co-CEOs the authority to grant options under the Incentive Stock Plan to employees (other than officers) of the company identified by the Co-CEOs. The Compensation Committee has historically delegated to the Co-CEOs the authority to grant options covering up to 250,000 shares of common stock per annum, and retains the ability to revoke the delegation at any time. No such authority is currently delegated to the Co-CEOs.

     The board of directors has the power to amend the Incentive Stock Plan from time to time. Shareholder approval of any material amendment is generally required.

     TradeStation Securities Assumed Options. In connection with the December 29, 2000 merger acquisition of TradeStation Securities, we assumed the outstanding options under TradeStation Securities’ 1999 incentive stock plan. Each option issued under TradeStation Securities’ plan was assumed and converted to 1.7172 options to purchase the company’s common stock at the original exercise price divided by 1.7172. As of December 31, 2002, options to purchase 423,447 shares were outstanding.

     Window On WallStreet Assumed Options. In October 1999, in connection with our merger acquisition of Window On WallStreet, TradeStation Technologies assumed all outstanding stock options to purchase Window On WallStreet common stock (“WOW Options”), which, based on an exchange ratio of .210974 shares of the TradeStation Technologies common stock for each share of Window On WallStreet common stock, were exercisable at the time of assumption for an aggregate of 182,529 shares of common stock (82,783 shares of common stock at an exercise price of $.48 per share, and 99,746 shares of common stock at an exercise price of $8.06 per share). The WOW Options generally vest ratably over a four-year period and their terms are ten years. After giving effect to the company’s assumption of the WOW Options pursuant to the company’s December 29, 2000 merger acquisition of TradeStation Securities, as of December 31, 2002 there were 152,376 WOW Options outstanding.

     Nonemployee Director Stock Option Plan. Our Nonemployee Director Stock Option Plan, pursuant to which initial and annual grants of nonqualified stock options are made to each nonemployee director, became operative December 29, 2000 upon the closing of the merger by, on that date, assumption of the TradeStation Technologies Nonemployee Director Stock Option Plan and all options and option agreements issued thereunder. Upon initial election to the board of directors, each nonemployee director may be granted options to purchase up to 75,000 shares of common stock as determined by the board of directors at such time. Upon each re-election to the board of directors at the annual meeting of shareholders, each nonemployee director will be granted additional options to purchase 7,000 shares of common stock. Each option will be granted at an exercise price equal to the fair market value of the common stock on the date of grant. We have reserved 350,000 shares of common stock for issuance under the Nonemployee Director Stock Option Plan, subject to antidilution adjustments. Options granted to date have a term of five years and vest in equal installments over three years. As of December 31, 2002, options to purchase 96,000 shares were outstanding and 179,000 shares were available for issuance under the Nonemployee Director Stock Option Plan.

     The board of directors has the power to amend the Nonemployee Director Stock Option Plan from time to time. Shareholder approval of any material amendment is generally required.

     Outstanding Options. As of December 31, 2002, options to purchase a total of 6,591,458 shares were outstanding under all stock option plans (inclusive of all options assumed under the plans discussed above), of which options to purchase 1,110,000 shares had been granted to executive officers. During 2002, options granted to executive officers totaled options to purchase 245,000 shares of common stock, which were granted at exercise prices ranging from $1.39 to $1.47 per share. In general, options granted under the Incentive Stock Plan and the other incentive stock plans described above vest at the rate of 20% per year and have a total term of ten years (except for the WOW Options, which vest ratably over 4 years). Options which have been granted under the Incentive Stock Plan to certain executive officers may immediately vest and become exercisable in certain circumstances. The options to purchase the shares granted and assumed under all plans discussed above that were outstanding as of December 31, 2002 have a weighted average exercise price of $2.92 per share. See Note 9 of Notes to Consolidated Financial Statements – SHAREHOLDERS’ EQUITY.

     Employee Stock Purchase Plan. Our Employee Stock Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The Employee Stock Purchase Plan is administered by the Compensation Committee of the board of directors.

     All employees whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the Employee Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of our stock, and the nonemployee directors, may not participate in the Employee Stock Purchase Plan. To participate in the Employee Stock Purchase Plan, an employee must authorize us to deduct an amount (not less than one percent nor more than ten percent of a participant’s total cash compensation) from his or her pay during six-month periods (each, a “Plan Period”). The maximum number of shares of common stock an employee may purchase in any Plan Period is 500 shares. The exercise price for the option for each Plan Period is 85% of the lower of the market price of the common stock on the first and last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions is refunded. An employee’s rights under the Employee Stock Purchase Plan terminate upon his or her voluntary withdrawal from the Employee Stock Purchase Plan or upon termination of employment. The first Plan Period (giving effect to the assumption of the predecessor company’s plan) began January 1, 1998. During the years ended December 31, 2002, 2001 and 2000, 41,565, 50,470 and 30,209 shares, respectively, of common stock were issued under the plan at average prices of $1.03, $1.49 and $2.07, respectively. As of December 31, 2002, there were 342,000 shares available for issuance under the Employee Stock Purchase Plan.

     The board of directors has the power to amend or terminate the Employee Stock Purchase Plan. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Employee Stock Purchase Plan’s status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

     401(k) Plan. We have a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation subject to the annual limit set by the Internal Revenue Service. Company contributions are vested 20% for each year of service. For the year ended December 31, 2002, contributions accrued under this plan were approximately $265,000. There were no matching contributions accrued in 2001 or 2000.

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

Compensation Committee Interlocks And Insider Participation

     We formed the Compensation Committee of the board of directors in December 2000, at which time two independent directors were appointed as members. During 2002, Stephen C. Richards and Charles F. Wright, both of whom are independent directors, served on the Compensation Committee. The compensation (including salaries, bonuses and stock options) of the company’s executive officers for 2002 was determined by the Compensation Committee. In 2002, no member of the Compensation Committee of the board of directors of our company had any relationship with the company requiring disclosure under Item 404 of Regulation S-K.

Director Compensation

     Our independent directors currently receive $750 for attendance at each meeting of the board of directors and, if held on a separate date, committees thereof, with an additional $150 paid to the chairman of the committee meeting. Pursuant to the Nonemployee Director Stock Option Plan, each independent director receives options to purchase up to 75,000 shares of common stock upon initial election as a director, as determined by the board of directors at such time, and options to purchase 7,000 shares of common stock upon each re-election as an independent director at our annual meeting of shareholders. See “EXECUTIVE COMPENSATION – Other Compensation Arrangements- Nonemployee Director Stock Option Plan.” All directors may also be reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers did not in 2002 receive additional compensation for service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 10, 2003 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise described in the footnotes below, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

	Shares Beneficially Owned (1)

Name of Beneficial Owner (1)	Number	Percent

William R. Cruz (2)	10,928,838	27.6%
Ralph L. Cruz (3)	10,791,468	27.3%
Andrew Allen (4)	2,520,960	6.4%
Salomon Sredni	420,750	1.1%
Charles F. Wright (5)	285,413	*
Marc J. Stone	230,000	*
David H. Fleischman	65,500	*
Stephen C. Richards	41,333	*
Michael W. Fipps	8,583	*
All executive officers and directors as a group (8 persons)(6)	22,771,885	56.4%

*	Less than 1%.

(1)	The address of: William R. Cruz and Ralph L. Cruz is TradeStation Group, Inc., 8050 S.W. 10th Street, Suite 4000, Plantation, Florida 33324; and Andrew A. Allen is 1115 Stonegate Court, Roswell, Georgia 30075. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. It includes options held by executive officers and/or directors which are exercisable within 60 days of March 10, 2003.

(2)	All but 100 shares are held by two Texas limited partnerships as to which William R. Cruz possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships. In one limited partnership William R. Cruz is the sole limited partner and in the other limited partnership William R. Cruz and a grantor retained annuity trust for the benefit of William R. Cruz and his family are the limited partners. Does not include 900 shares owned by the spouse of William R. Cruz with respect to which Mr. Cruz disclaims beneficial ownership.

(3)	The shares are held by two Texas limited partnerships as to which Ralph L. Cruz possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships. In one limited partnership Ralph L. Cruz is the sole limited partner and in the other Ralph L. Cruz and his spouse are the limited partners.

(4)	Based on Schedule 13D and amendments thereto filed with the SEC by Andrew A. Allen. Includes 2,393,000 shares held by Andrew A. Allen Family Limited Partnership as to which Andrew A. Allen possesses sole voting and dispositive powers through his 100% ownership of the sole general partner of such limited partnership.

(5)	Includes 6,500 shares held as custodian for the benefit of the sons of Charles F. Wright.

(6)	See other footnotes above.

Equity Compensation Plan Information

     The following sets forth information as of December 31, 2002 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,591,458	$2.92	1,834,845

Equity compensation plans not approved by security holders	—	—	—

Total (1)	6,591,458	$2.92	1,834,845

(1)	Includes outstanding options to purchase 152,376 shares of common stock at a weighted-average exercise price of $3.98 assumed in the 1999 acquisition of Window On Wall Street and options to purchase 423,447 shares of common stock at a weighted-average exercise price of $4.65 assumed in the 2000 acquisition of TradeStation Securities. Does not include warrants to purchase up to 386,370 shares of common stock at an exercise price of $6.73, granted to underwriters in connection with TradeStation Securities’ initial public offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Marc J. Stone, the Vice President of Corporate Development, General Counsel and Secretary, was a partner in a predecessor law firm to Bilzin Sumberg Baena Price & Axelrod LLP until immediately prior to joining the company in May 1997. Thereafter, Mr. Stone was of counsel to the predecessor firm and is currently of counsel to Bilzin Sumberg. Bilzin Sumberg and its predecessor firms have acted as our regular outside legal counsel since 1994. The total fees and costs paid by us to Bilzin Sumberg in 2002 were approximately $170,000. We believe that the fees paid are no less favorable to us than could be obtained from comparable law firms in south Florida.

     At the beginning of 2002, Benedict Gambino beneficially owned more than 10% of our outstanding common stock. In August 2002, we purchased 1.5 million shares of our common stock from Mr. Gambino in a private transaction at a price of $1.35 per share, or $2.0 million, and in October 2002 we purchased an additional 2.4 million shares of our common stock from Mr. Gambino in a private transaction at a price of $1.40 per share, or $3.4 million. Both transactions were part of our 4 million share stock repurchase program announced in July 2002. After these transactions, Mr. Gambino owned approximately 1.3% of our outstanding common stock.

     Andrew A. Allen, the former Chairman of the Board and Chief Executive Officer of TradeStation Securities and current beneficial owner of more than 5% of our common stock, was entitled under an employment agreement with TradeStation Securities to a severance payment of $600,000 because he elected to terminate his employment following the change in control of TradeStation Securities that occurred when we acquired that company. Prior to 2002, Mr. Allen had already been paid $400,000, and was paid the final $200,000 installment on December 29, 2002. Additionally, in November 2002, we purchased 1 million shares of our common stock from Mr. Allen in a private transaction at a price of $1.35 per share or $1.35 million. This transaction was not a part of our previously completed, or any other, stock repurchase program.

ITEM 14. CONTROLS AND PROCEDURES

     On February 24, 2003, an evaluation was completed under the supervision and with the participation of the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of February 24, 2003 and as of and for the three months and year ended December 31, 2002. Based on that evaluation, the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of February 24, 2003 and as of and for the three months and year ended December 31, 2002. As of the date of this report, there have been no significant changes subsequent to February 24, 2003 in the company’s internal controls or in other factors that could significantly affect internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

1.	Financial Statements. The Financial Statements and notes thereto and the reports of the independent auditors thereon set forth on pages F-1 through F-29 herein are filed as part of this report and incorporated herein by reference.

2.	Financial Statement Schedules. The Financial Statement Schedule and the reports of the independent auditors thereon set forth on pages S-1 through S-4 herein are filed as part of this report and incorporated herein by reference.

3.	Exhibits.

Exhibit
Number	Description

3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	Agreement and Plan of Merger and Reorganization dated as of January 19, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation, together with the following exhibit thereto: (i) Form of Omega Affiliate Agreement; (ii) Form of Online Affiliate Agreement; (iii) Form of Employment Agreement; and (iv) Form of Non-Competition and Non-Disclosure Agreement*

10.2	First Amendment to Agreement and Plan of Merger and Reorganization effective March 7, 2000 among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation, Second Amendment to Agreement and Plan of Merger and Reorganization dated as of July 19, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., TradeStation Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation and Third Amendment to Agreement and Plan of Merger and Reorganization dated as of September 21, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., TradeStation Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation *

Exhibit
Number	Description

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	TradeStation Group, Inc. Incentive Stock Plan ***#

10.5	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.6	Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc. as amended (TradeStation Agreement)+

10.7	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8	Standard Office Building Lease between 8700 Flagler, Ltd. and Omega Research, Inc., as amended by Memorandum of Commencement Date +

10.9	Form of Indemnification Agreement +

10.10	Sublease (for fourth floor of 8700 Flagler Building) and Modification of Lease Agreement (incorporated by reference to Exhibit 10.11 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.11	Form of Non-Competition and Non-Disclosure Agreement*

10.12	Form of Non-Competition Agreement +

10.13	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.14	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (filed herewith)

Exhibit
Number	Description

10.15	Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and Omega Research, Inc. (incorporated by reference to Exhibit 10.14 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.16	Lease Termination and Surrender Agreement, dated December 11, 2002, between Fairfax Boca 92, L.P. and TradeStation Technologies, Inc. (filed herewith)

10.17	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.18	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.19	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.20	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.21	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (filed herewith)

10.22	Letter Agreement dated January 19, 2000 from onlinetradinginc.com corp. to and accepted by Andrew A. Allen *

10.23	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (filed herewith)

10.24	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (filed herewith)

10.25	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (filed herewith)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) +++

23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants, with respect to TradeStation Group, Inc.’s consolidated financial statements (filed herewith)

99.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350 (filed herewith)

99.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.

**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.

+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

#	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

(i)	On December 4, 2002, we filed a Current Report on Form 8-K for an event that occurred on November 26, 2002, reporting in Item 5 thereof that the company purchased 1 million shares of the company’s common stock in a privately-negotiated transaction for a purchase price of $1.35 per share, or a total purchase price of $1.35 million.

(ii)	On January 29, 2003, we filed a Current Report on Form 8-K for an event that occurred on January 29, 2003, reporting in Item 5 thereof that the company announced that it expected to report fourth quarter 2002 net profit of $.05 per share when it formally released fourth quarter earnings February 25, 2003.

(iii)	On February 25, 2003, we filed a Current Report on Form 8-K for an event that occurred on February 25, 2003, reporting in Item 5 thereof the company’s earnings for the fourth quarter and year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2003	TradeStation Group, Inc.

By: /s/ William R. Cruz

William R. Cruz Co-Chairman of the Board of Directors and Co-Chief Executive Officer

By: /s/ Ralph L. Cruz

Ralph L. Cruz Co-Chairman of the Board of Directors and Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William R. Cruz William R. Cruz	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 21, 2003

/s/ Ralph L. Cruz Ralph L. Cruz	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 21, 2003

/s/ Salomon Sredni Salomon Sredni	Chief Operating Officer, President and Director (Principal Operating Officer)	March 21, 2003

/s/ David H. Fleischman David H. Fleischman	Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)	March 21, 2003

/s/ Michael W. Fipps Michael W. Fipps	Director	March 21, 2003

/s/ Stephen C. Richards Stephen C. Richards	Director	March 21, 2003

/s/ Charles F. Wright Charles F. Wright	Director	March 21, 2003

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
CO-CHIEF EXECUTIVE OFFICER

I, William R. Cruz, Co-Chairman of the Board and Co-Chief Executive Officer of TradeStation Group, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of TradeStation Group, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	By: /s/ William R. Cruz

Date	William R. Cruz Co-Chairman of the Board and Co-Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
CO-CHIEF EXECUTIVE OFFICER

I, Ralph L. Cruz, Co-Chairman of the Board and Co-Chief Executive Officer of TradeStation Group, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of TradeStation Group, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	By: /s/ Ralph L. Cruz

Date	Ralph L. Cruz Co-Chairman of the Board and Co-Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CHIEF FINANCIAL OFFICER

I, David H. Fleischman, Chief Financial Officer of TradeStation Group, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of TradeStation Group, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	By: /s/ David H. Fleischman

Date	David H. Fleischman Chief Financial Officer, Vice President of Finance and Treasurer

TRADESTATION GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To TradeStation Group, Inc.:

     We have audited the accompanying consolidated balance sheet of TradeStation Group, Inc. (a Florida corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of TradeStation Group, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed above, the financial statements of TradeStation Group, Inc. and subsidiaries as of December 31, 2001, and each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the transitional disclosures in Note 6 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized (including any related tax effects) to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net loss to adjusted net loss, and the related per share amounts. In our opinion, the transitional disclosures for 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP
Fort Lauderdale, Florida, February 3, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS *

To TradeStation Group, Inc.:

     We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. (a Florida corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Miami, Florida,
      February 8, 2002.

*      NOTE: Arthur Andersen LLP ceased operations in 2002. Its auditors’ report has not been revised and the above is a copy of that report as issued. The inclusion of this previously issued report is pursuant to the “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP auditing clients,” issued by the United States Securities and Exchange Commission in March 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS:

Cash and cash equivalents, including restricted cash of $3,427,290 and $3,617,282 at December 31, 2002 and 2001, respectively	$16,410,146	$19,981,591
Receivables from clearing firms	751,220	255,146
Securities owned, at market value	66,000	415,928
Accounts receivable	181,826	330,300
Property and equipment, net	4,348,752	3,224,518
Intangible assets, net	244,337	1,748,096
Other assets	615,513	865,424

Total assets	$22,617,794	$26,821,003

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Accounts payable	$1,947,602	$1,596,244
Accrued expenses	6,894,616	6,360,374
Capital lease obligations	1,382,264	1,406,872

Total liabilities	10,224,482	9,363,490

COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 39,588,881 and 44,547,316 issued and outstanding at December 31, 2002 and 2001, respectively	395,889	445,473
Additional paid-in capital	44,866,130	51,609,498
Accumulated deficit	(32,833,307)	(34,597,458)
Accumulated other comprehensive loss	(35,400)	—

Total shareholders’ equity	12,393,312	17,457,513

Total liabilities and shareholders’ equity	$22,617,794	$26,821,003

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2002	2001	2000

REVENUES:
Brokerage revenues	$38,493,928	$18,601,627	$17,933,750
Subscription fees	6,638,516	9,566,566	8,170,083
Licensing fees	1,131,193	5,028,830	18,343,279
Other	2,127,474	7,790,120	8,478,621

Total revenues	48,391,111	40,987,143	52,925,733

OPERATING EXPENSES:
Clearing and execution costs	11,311,828	5,771,610	4,787,328
Data center costs	4,890,729	5,301,917	4,001,542
Technology development	8,850,858	9,308,563	8,128,376
Sales and marketing	12,473,344	11,325,049	27,679,913
General and administrative	9,882,400	12,924,434	11,915,028
Amortization of intangible assets	891,259	6,198,264	5,978,478
(Recovery of) provision for insurance loss	(1,250,000)	2,707,249	—
Impairment of goodwill and intangible assets	—	5,285,497	—
Merger related costs	—	—	3,800,000

Total operating expenses	47,050,418	58,822,583	66,290,665

Income (loss) from operations	1,340,693	(17,835,440)	(13,364,932)

OTHER INCOME, net	427,063	598,708	1,292,632

Income (loss) before income taxes	1,767,756	(17,236,732)	(12,072,300)

INCOME TAX PROVISION	3,605	4,668,132	1,402,710

Net income (loss)	$1,764,151	$(21,904,864)	$(13,475,010)

EARNINGS (LOSS) PER SHARE:
Basic	$0.04	$(0.49)	$(0.31)

Diluted	$0.04	$(0.49)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,328,103	44,458,689	43,955,819

Diluted	43,386,250	44,458,689	43,955,819

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
					Retained	Other
		Common Stock		Additional	Earnings	Compre-
	Preferred			Paid-In	(Accumulated	hensive
	Stock	Shares	Amount	Capital	Deficit)	Loss	Total

BALANCE, December 31, 1999	$—	44,182,345	$441,823	$50,479,282	$819,099	$—	$51,740,204

Issuance of common stock	—	150,770	1,508	384,378	—	—	385,886
Issuance of common stock in connection with contingent payment of acquisition	—	143,386	1,434	255,566	—	—	257,000
Compensation expense on stock option grants	—	—	—	153,673	—	—	153,673
Change in fiscal year-end of pooled company	—	—	—	—	(36,683)	—	(36,683)
Net loss	—	—	—	—	(13,475,010)	—	(13,475,010)

BALANCE, December 31, 2000	—	44,476,501	444,765	51,272,899	(12,692,594)	—	39,025,070

Issuance of common stock	—	70,815	708	108,494	—	—	109,202
Compensation expense on stock option grants	—	—	—	228,105	—	—	228,105
Net loss	—	—	—	—	(21,904,864)	—	(21,904,864)

BALANCE, December 31, 2001	—	44,547,316	445,473	51,609,498	(34,597,458)	—	17,457,513

Issuance of common stock	—	41,565	416	42,341	—	—	42,757
Repurchase and retirement of common stock	—	(5,000,000)	(50,000)	(6,823,401)	—	—	(6,873,401)
Compensation expense on stock option grants	—	—	—	37,692	—	—	37,692
Unrealized holding losses on available-for-sale securities	—	—	—	—	—	(35,400)	(35,400)
Net income	—	—	—	—	1,764,151	—	1,764,151

BALANCE, December 31, 2002	$—	39,588,881	$395,889	$44,866,130	$(32,833,307)	$(35,400)	$12,393,312

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,764,151	$(21,904,864)	$(13,475,010)
Adjustment for change in fiscal year-end of pooled company -	—	—	(36,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,854,192	7,772,935	7,514,405
Compensation expense on stock option grants	37,692	228,105	153,673
Gain on sale of intangible assets	(287,500)	—	—
Deferred income tax provision	—	4,805,651	10,706,200
Impairment of goodwill and intangible assets	—	5,285,497	—
Provision for doubtful accounts	—	714,286	—
(Increase) decrease in:
Receivables from clearing firms	(496,074)	713,251	(269,737)
Securities owned	—	—	3,689
Accounts receivable	148,474	(400,386)	1,331,800
Income tax receivable	—	8,542,413	(10,278,458)
Other assets	249,911	225,730	509,477
Increase (decrease) in:
Accounts payable	351,358	(1,983,718)	295,529
Accrued expenses	534,242	(170,761)	3,435,429
Income tax payable	—	(1,003,912)	350,771

Net cash provided by operating activities	5,156,446	2,824,227	241,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,735,588)	(545,788)	(1,039,365)
Decrease (increase) in restricted cash	189,992	(3,107,282)	(510,000)
Purchases of securities owned	—	(317,828)	(4,086,860)
Proceeds from maturity of securities owned	314,528	151,323	5,684,064
Acquisition of intangible assets	(100,000)	(225,000)	(15,000)
Proceeds from sale of intangible assets	1,000,000	—	—
Net cash (used in) provided by investing activities	(331,068)	(4,044,575)	32,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	42,757	109,202	385,886
Repurchase and retirement of common stock	(6,873,401)	—	—
Repayment of capital lease obligations	(1,376,187)	(409,541)	(78,456)

Net cash (used in) provided by financing activities	(8,206,831)	(300,339)	307,430

NET (DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(3,381,453)	(1,520,687)	581,354

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of year	16,364,309	17,884,996	17,303,642

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of year	$12,982,856	$16,364,309	$17,884,996

(continued)

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Years Ended December 31,

	2002	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$217,924	$198,935	$51,878

Cash paid for income taxes	$—	$916,252	$1,068,949

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$1,351,579	$1,602,344	$180,450

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     In December 2000, the Company’s obligation to issue shares of common stock, valued at $257,000, as a contingent payment in connection with the 1999 acquisition of certain intangible assets became fixed, and accordingly, the intangible assets were adjusted for this amount. In December 2001, it was determined that certain of these intangible assets were impaired and, accordingly, they were reduced to their estimated fair value. See Note 6 — INTANGIBLE ASSETS, NET.

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. See Note 3 — BUSINESS COMBINATIONS for further discussion.

     Over the past few years, the Company has transformed itself from a software company to an Internet-based securities brokerage for institutional, professional and serious, active individual traders — a brokerage that offers an electronic trading platform which seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and “intelligent” direct-access order-routing and execution.

     The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TradeStation Technologies and TradeStation Securities, and Window On WallStreet Inc. (“Window On WallStreet”), which was merged into TradeStation Technologies on December 31, 2000 in a transaction between entities under common control. All significant intercompany transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of overnight investments, money market funds and certificates of deposit. Cash and cash equivalents at December 31, 2002 and 2001 include restricted cash of $3.4 million and $3.6 million, respectively. See Note 16 — COMMITMENTS AND CONTINGENCIES — Restricted Cash.

     Receivables from Clearing Firms

     Receivables from clearing firms consist of receivables from the brokerage’s clearing organizations. The Company services its brokerage customer securities accounts through Bear, Stearns Securities Corp. and its futures customer accounts through Refco, LLC (collectively, the “Clearing Firms”) on a fully disclosed basis. The Clearing Firms provide services, handle the Company’s customers’ funds, hold securities and remit monthly activity statements to the customers on the Company’s behalf. The receivables from the Clearing Firms relate primarily to commissions earned by the Company for trades executed by the Clearing Firms on the Company’s behalf.

     Securities Owned

     Securities owned are carried at market value. As of December 31, 2002, securities owned consist solely of corporate stock. As of December 31, 2001, securities owned also consisted of a certificate of deposit. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has currently designated these securities as available-for-sale securities. Unrealized holding losses have been excluded from earnings and reported in other comprehensive income (loss), as required for available-for-sale securities.

     Accounts Receivable

     As of December 31, 2002 and 2001, accounts receivable were comprised primarily of receivables earned under royalty agreements with entities that market and sell financial market data subscriptions (see Other Revenues below). The Company performs periodic credit evaluations and no allowances for potential credit losses were deemed necessary at December 31, 2002 or 2001.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables from clearing firms, securities owned, accounts receivable and accounts payable approximate fair value as of December 31, 2002 and 2001.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 5 — PROPERTY AND EQUIPMENT, NET.

     Software Development Costs

     In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company’s technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company’s products and the general release of such software substantially coincide, and, as a result, software development costs qualifying for capitalization are not significant. There were no capitalized software development costs at December 31, 2002 or 2001.

     Intangible Assets

     Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives of one to five years. See Impairment of Long-Lived Assets, below, and Note 6 — INTANGIBLE ASSETS, NET.

     Impairment of Long-Lived Assets

     The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if the carrying amount exceeds the sum of the undiscounted cash flows estimated to be generated by those assets. The amount of impairment loss is calculated as the amount by which the carrying value exceeds fair value. No impairment occurred in 2002. In December 2001, an impairment of goodwill and certain intangible assets was recorded. See Note 6 — INTANGIBLE ASSETS, NET. No impairment occurred in 2000.

     Revenue Recognition:

     Brokerage Revenues

     Brokerage revenues are comprised mainly of transactional fee income for securities and futures transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation 6 online trading platform and interest earned from interest revenue sharing arrangements with the Clearing Firms. Brokerage transactional fees and related clearing costs are recorded on a trade date basis as transactions occur, while such transactions are reported to the customer on a settlement date basis. Platform fees and interest are recorded monthly, when earned.

     Subscription Fees

     The Company provides investment analysis trading tools, including streaming real-time market information, via the Internet through its subscription services in exchange for monthly subscription fee payments. In addition to these services, payment of subscription fees gives customers access to certain customer support services such as telephone and electronic mail support. Revenue is recognized on a monthly basis as the service is provided. Payments received in advance of service are deferred and recognized on a monthly basis as service is provided.

     Licensing Fees

     The Company’s client software product sales are recognized on a cash basis due to the lack of predictability of return reserves and future collectibility of receivables, in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition.

     Other Revenues

     Other revenues are comprised mainly of royalties. The Company has, with respect to its client software products, entered into certain agreements with entities that market and sell financial market data subscriptions. Except for the agreement described in Note 16 — COMMITMENTS AND CONTINGENCIES — Telerate Royalty Agreement (which is a royalty arrangement), the Company receives monthly commission payments based on its client software customers’ use of financial market data feed subscriptions that are accessed through one of its client software products. The Company records these revenues as they are earned in accordance with the terms of the applicable contracts.

     Advertising Costs

     Advertising costs are expensed when the initial advertisement takes place, and are included in sales and marketing expenses in the accompanying statements of operations. Advertising costs for the years ended December 31, 2002, 2001 and 2000 were $2.1 million, $663,000 and $10.8 million, respectively.

     Stock-Based Compensation

     In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued. Such compensation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $38,000, $63,000 and $37,000, respectively.

     As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Generally, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. However, certain stock options granted during 1996 and 1997 were issued below fair value, as determined by an independent appraisal and, accordingly, compensation expense was recorded during 2001 and 2000, as such differences were amortized over the five-year vesting period of the related stock options. See the table below. All such differences are fully amortized as of December 31, 2002.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2002	2001	2000

Net income (loss), as reported	$1,764,151	$(21,904,864)	$(13,475,010)

Add: Stock-based employee compensation expense included in reported net income (loss), determined under the intrinsic value method, net of tax impact	—	165,526	116,225

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(1,947,348)	(2,375,136)	(2,232,119)

Pro forma net loss	$(183,197)	$(24,114,474)	$(15,590,904)

Earnings (loss) per share:
Basic and diluted, as reported	$0.04	$(0.49)	$(0.31)

Basic and diluted, pro forma	$0.00	$(0.54)	$(0.35)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2002	2001	2000

Risk free interest rate	4%	5%	6%
Dividend yield	—	—	—
Volatility factor	66%	75%	75%
Weighted average life (years)	4	4	4

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. The Company has adopted the additional disclosure requirements as of December 31, 2002. See Recently Issued Accounting Standards, below.

     See Note 9 — SHAREHOLDERS’ EQUITY — Stock Option Plans.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Prior to December 29, 2000, the effective time of the merger of TradeStation Technologies and TradeStation Securities, TradeStation Technologies and TradeStation Securities were separate tax-paying entities. Accordingly, each company’s income taxes were accounted for separately. See Note 13 — INCOME TAXES.

     Earnings (Loss) Per Share

     Earnings (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires presentation of basic and diluted loss per share. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average shares of outstanding common stock during the period. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See Note 12 — EARNINGS (LOSS) PER SHARE.

     Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized holding gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. See Note 11 — COMPREHENSIVE INCOME (LOSS).

     Segment Information

     Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires segmentation if warranted by management’s approach to the Company’s business and the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. During the three years ended December 31, 2002, management evaluated and operated its business as two segments. See Note 17 — SEGMENT AND RELATED INFORMATION.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Recently Issued Accounting Standards

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective on January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets, and for goodwill and other intangible assets subsequent to their acquisition. Goodwill and intangible assets with indefinite useful lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. The adoption of SFAS No. 142 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows as the Company did not have goodwill or intangible assets with indefinite useful lives at the time of adoption.

     The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. SFAS No. 144, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and APB No.

     30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the statement of operations, but broadens the presentation to include a component of an entity. The adoption of SFAS No. 144 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the additional disclosure requirements as of December 31, 2002. See Stock-Based Compensation above.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

(2) COMMON STOCK REPURCHASES AND RETIREMENT

     In July 2002, the Company announced a stock repurchase program authorizing, at the discretion of management, the use of available cash to purchase from time to time up to 4 million shares of the Company’s common stock in the open market or through privately-negotiated transactions. Through October 2002, the Company had purchased and retired all 4 million shares at prices ranging from $1.35 to $1.40 per share, for a total purchase price of $5.5 million. This included two private transactions with a former principal shareholder of onlinetradinginc.com corp. for the purchase of 1.5 million shares at a price of $1.35 per share and 2.4 million shares at a price of $1.40 per share.

     In November 2002, the Company purchased and retired an additional 1 million shares at a price of $1.35 per share in a private transaction with another former principal shareholder of onlinetradinginc.com corp., bringing the total shares of common stock purchased and retired for the year to 5 million, for a total purchase price of $6.9 million.

(3) BUSINESS COMBINATIONS

     TradeStation Group was formed in connection with the December 29, 2000 merger of TradeStation Technologies (formerly known as Omega Research, Inc.) and TradeStation Securities (formerly known as onlinetradinginc.com corp.)

     As a result of the merger, all of the outstanding shares of common stock of each of TradeStation Technologies and TradeStation Securities converted into shares of common stock of TradeStation Group. TradeStation Technologies shareholders received one share of TradeStation Group common stock for each share of TradeStation Technologies common stock (a 1 to 1 ratio) and TradeStation Securities shareholders received 1.7172 shares of TradeStation Group common stock for each share of TradeStation Securities common stock (a 1.7172 to 1 ratio). At the effective time of the merger, TradeStation Group was owned approximately 57% (on a fully diluted basis) by former TradeStation Technologies’ shareholders and approximately 43% (on a fully diluted basis) by TradeStation Securities’ former shareholders. After giving effect to the merger, there were outstanding 44,476,501 shares of common stock of TradeStation Group.

     Nonrecurring merger expenses recorded during the quarter ended December 31, 2000 (the period that the merger became effective) were approximately $3.8 million, comprised of approximately $1.6 million in banking fees, $1.2 million in legal, accounting and tax service fees, $600,000 in severance expenses and $400,000 in printing and miscellaneous expenses.

     The merger was intended to qualify as a tax-free reorganization for United States federal income tax purposes, and TradeStation Group accounted for the merger as a pooling-of-interests. Accordingly, the financial data herein gives retroactive effect to the combination by merger.

     Prior to the merger, TradeStation Technologies reported operations on a calendar year basis while TradeStation Securities reported operations on a fiscal year basis with a year-end of January 31. TradeStation Group reports financial information on a calendar year basis. For the year ended December 31, 2000, TradeStation Securities converted from its fiscal year-end of January 31 to a December 31 calendar year-end. The conversion of TradeStation Securities’ fiscal year-end from January 31 to December 31 resulted in the results of operations, shareholders’ equity and cash flows for the month ended January 31, 2000 being recorded twice, both in 1999 and 2000. This resulted in an adjustment to accumulated deficit during the year ended December 31, 2000 reducing shareholders’ equity by $36,683, which is comprised of the following:

Revenues	$1,504,904
Operating expenses	1,424,395
Net income	36,683

     The following table summarizes components of selected financial data for year ended December 31, 2000:

	Revenues	Net (Loss) Income

TradeStation Technologies	$34,991,983	$(14,430,631)
TradeStation Securities	17,933,750	955,621

TradeStation Group	$52,925,733	$(13,475,010)

(4) SECURITIES OWNED, AT MARKET VALUE

     Securities owned, at market value, consist of the following as of December 31, 2002 and 2001:

	2002	2001

Corporate stock	$66,000	$101,400
Certificate of deposit	—	314,528

	$66,000	$415,928

(5) PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following as of December 31, 2002 and 2001:

	Estimated Useful
	Life In Years	2002	2001

Computers and software	3-5	$8,770,635	$7,770,479
Furniture and equipment	3-7	1,556,464	692,052
Leasehold improvements	10	658,760	390,558

		10,985,859	8,853,089
Accumulated depreciation and amortization		(6,637,107)	(5,628,571)

		$4,348,752	$3,224,518

     Depreciation and amortization expense that related to property and equipment, including equipment under capital leases, was approximately $2.0 million, $1.6 million and $1.5 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

(6) INTANGIBLE ASSETS, NET

     Intangible assets, net, consist of the following as of December 31, 2002 and 2001:

		December 31, 2002
	Estimated
	Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	In Years	Amount	Amortization	Amount

Data rights	3-5	$682,900	$(480,230)	$202,670
Other	4	200,000	(158,333)	41,667

Total intangible assets		$882,900	$(638,563)	$244,337

		December 31, 2001
	Estimated
	Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	In Years	Amount	Amortization	Amount

Purchased technology	3	$7,600,000	$(6,933,333)	$666,667
Customer lists	3-5	2,631,240	(1,902,672)	728,568
Data rights	3-5	582,900	(321,706)	261,194
Other	3-4	265,000	(173,333)	91,667

Total intangible assets		$11,079,140	$(9,331,044)	$1,748,096

     During the year ended December 31, 2002, certain fully amortized intangible assets were written-off.

     In December 2001, the Company recorded a non-cash charge of $5.3 million for impairment of goodwill and certain intangible assets, reducing such assets to their estimated fair value, as determined by a qualified independent appraiser, representing the price at which the assets would change hands between a willing buyer and seller.

     Approximately $1.1 million of this impairment charge related to the brokerage services segment, and resulted from the Company’s December 2001 decision to sell accounts that did not meet the requirements of its active and institutional trader business model. Accordingly, the value of the intangible assets acquired from Newport Discount Brokerage, Inc. (“Newport”), including customer lists, was reduced to its estimated fair value of $712,500. Beginning January 1, 2002, the remaining Newport assets were held for sale and amortization was discontinued. During the second quarter of 2002, the Company sold these intangible assets for $1.0 million in cash, and recorded a gain of $287,500 on the sale, which is included in other income, net in the accompanying consolidated statement of operations.

     The remaining $4.2 million of this impairment charge related to the software products and services segment and resulted from the Company’s decision, made and implemented in the fourth quarter of 2001, to upgrade all WindowOnWallStreet.com subscribers to TradeStation 6. Accordingly, all goodwill and certain intangible assets associated with the 1999 acquisition of Window On WallStreet, including purchased technology, trade names, patents, customer lists and non-compete agreements, were determined to be impaired and were reduced to their estimated fair value.

     The following reconciliation adjusts net loss in prior years to remove amortization expense related to goodwill and workforce that is no longer amortized effective January 1, 2002 under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets:

	2001	2000

Reported net loss	$(21,904,864)	$(13,475,010)
Add back goodwill amortization	408,252	408,252
Add back workforce amortization	666,667	666,667

Adjusted net loss	$(20,829,945)	$(12,400,091)

Reported basic and diluted loss per share	$(0.49)	$(0.31)
Add back goodwill amortization	0.01	0.01
Add back workforce amortization	0.01	0.02

Adjusted basic and diluted loss per share	$(0.47)	$(0.28)

(7) ACCRUED EXPENSES

     Accrued expenses consist of the following as of December 31, 2002 and 2001:

	2002	2001

Payroll and related accruals	$923,896	$1,216,440
Deferred rent and related concessions	770,205	—
Data and exchange fees	768,000	617,000
Uninsured loss reserves	750,000	550,000
Estimated loss on sublease of facilities	732,839	380,000
Consulting and professional fees	607,740	620,751
Returns	108,377	546,000
Other	2,233,559	2,430,183

	$6,894,616	$6,360,374

     “Other” includes clearing deposits, customer credits, event termination fees, deferred revenues, commissions to third parties, and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(8) CAPITAL LEASE OBLIGATIONS

     The Company has various capital leases for computer equipment, which are used primarily at the Company’s data server farms, and office furniture and equipment. The leases were capitalized at interest rates ranging from 6.0% to 13.3% and are paid monthly over periods ranging from 12 to 36 months.

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease obligations as of December 31, 2002:

2003	$1,326,109
2004	205,357
2005	8,213

Total payments	1,539,679
Less amount representing estimated executory costs (primarily sales tax)	(78,446)

Net minimum lease payments	1,461,233
Less amount representing interest	(78,969)

Present value of net minimum lease payments	$1,382,264

     The following is an analysis of the leased property under capital leases by major classes as of December 31, 2002 and 2001:

	Estimated Useful
	Life In Years	2002	2001

Computers and software	1-5	$2,503,965	$1,644,353
Furniture and equipment	3-7	742,481	250,515

		3,246,446	1,894,868
Accumulated depreciation		(1,198,491)	(331,680)

		$2,047,955	$1,563,188

(9) SHAREHOLDERS’ EQUITY

     Preferred Stock

     The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. No specific preferences or rights have been established to date with respect to any of these shares, nor have any of these shares been issued.

     Common Stock

     The Company has authorized 200 million shares of common stock with a par value of $.01 per share. As of December 31, 2002 and 2001, 39,588,881 and 44,547,316 shares were issued and outstanding, respectively. See Note 2 — COMMON STOCK REPURCHASES AND RETIREMENT.

     Warrants

     In connection with TradeStation Securities’ initial public offering, warrants to purchase up to 225,000 shares of TradeStation Securities’ common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 11, 2004. TradeStation Group assumed such warrants in connection with the merger and, based on the 1.7172 to 1 merger conversion ratio, the underwriters may purchase up to 386,370 shares of the Company’s common stock at an exercise price of $6.73.

     Stock Option Plans

     The Company has reserved 7,500,000 shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan (the “Incentive Stock Plan”). Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Currently, only stock options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive stock options may not be less than fair value at the date of grant and their terms may not exceed ten years.

     In connection with the merger, as discussed in Note 3 — BUSINESS COMBINATIONS, TradeStation Group assumed the outstanding options under TradeStation Securities’ 1999 Stock Option Plan. Each option issued under TradeStation Securities’ plan was assumed and converted to 1.7172 options to purchase TradeStation Group’s common stock at the original exercise price divided by 1.7172.

     As part of the 1999 acquisition of Window on WallStreet, TradeStation Group assumed all outstanding stock options to purchase Window On WallStreet common stock (“WOW Options”). The WOW Options generally vest ratably over a four-year period and their terms are ten years.

     The Company has reserved 350,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of up to 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors.

     A summary of all stock option activity is as follows:

		Option Price Per Share
	Number
	of Shares	Low	High	Weighted

Outstanding, December 31, 1999	4,643,902	$.48	$11.00	$3.80
Granted	1,118,515	1.72	6.63	4.84
Canceled	(651,468)	1.66	11.00	5.03
Exercised	(120,561)	1.66	11.00	2.68

Outstanding, December 31, 2000	4,990,388	.48	11.00	3.90
Granted	1,327,690	1.88	4.08	2.24
Canceled	(553,067)	1.66	11.00	4.26
Exercised	(20,345)	1.25	2.88	1.66

Outstanding, December 31, 2001	5,744,666	.48	11.00	3.49
Granted	1,909,287	1.12	1.47	1.43
Canceled	(1,062,495)	1.25	11.00	3.36

Outstanding, December 31, 2002	6,591,458	.48	11.00	2.92

     Additional information regarding options outstanding at December 31, 2002 is as follows:

		Options Outstanding			Options Exercisable
Range of
Exercise		Number	Weighted	Weighted	Number	Weighted
Prices		Outstanding	Average	Average	Exercisable	Average
		As of	Contractual	Exercise	As of	Exercise
Low	High	12/31/02	Life in Years	Price	12/31/02	Price

$.48	$.48	81,940	2.9	$.48	81,940	$.48
1.12	1.66	2,947,398	7.6	1.45	1,073,808	1.47
1.72	2.50	945,709	7.8	2.13	236,956	2.12
2.59	3.88	1,049,938	6.0	2.97	669,324	2.99
4.00	5.97	686,356	6.2	4.55	456,654	4.59
6.03	8.57	822,292	6.5	7.34	486,156	7.50
10.25	11.00	57,825	5.5	10.61	45,825	10.71

.48	11.00	6,591,458	7.0	2.92	3,050,663	3.40

     At December 31, 2002, there were approximately 1.3 million shares available for future grants under the Incentive Stock Plan, and 179,000 shares available for future grants under the Director Plan.

     Employee Stock Purchase Plan

     The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. The exercise price for the options for each six-month Purchase Plan period is 85% of the lower of the fair market value of the Company’s common stock on the first and last business day of the Purchase Plan period. During the years ended December 31, 2002, 2001 and 2000, 41,565, 50,470 and 30,209 shares of common stock were issued under the plan at an average price of $1.03, $1.49 and $2.07, respectively. At December 31, 2002, there were approximately 342,000 shares available for future grants under the Purchase Plan.

(10) EMPLOYEE BENEFIT PLANS

     The Company provides retirement benefits through a defined contribution 401(k) plan (the “401(k) Plan”) established during 1994. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation up to the annual limit set by the Internal Revenue Service. Employer matching contributions are discretionary, as defined in the 401(k) Plan, and are vested 20% for each year of service. Matching contributions accrued under this plan were approximately $265,000 for the year ended December 31, 2002. There were no matching contributions paid or accrued in 2001 or 2000.

     From January 2000 through June 2001, eligible TradeStation Securities employees could contribute up to 15% of their eligible salary into a defined contribution 401(k) plan (the “Old Plan”). TradeStation Securities would match 50 percent of such contributions, up to $2,500. Matching contributions made under this plan were approximately $57,000 and $92,000 for the years ended December 31, 2001 and 2000, respectively. Effective July 1, 2001, the assets of the Old Plan were transferred to the 401(k) Plan.

(11) COMPREHENSIVE INCOME (LOSS)

     A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	2002	2001	2000

Net income (loss)	$1,764,151	$(21,904,864)	$(13,475,010)
Unrealized holding losses on available-for-sale securities	(35,400)	—	—

Comprehensive income (loss)	$1,728,751	$(21,904,864)	$(13,475,010)

(12) EARNINGS (LOSS) PER SHARE

     Weighted average shares outstanding for the years ended December 31, 2002, 2001 and 2000 are calculated as follows:

	2002	2001	2000

Weighted average shares outstanding (basic)	43,328,103	44,458,689	43,955,819
Impact of dilutive stock options after applying the treasury stock method	58,147	—	—

Weighted average shares outstanding (diluted)	43,386,250	44,458,689	43,955,819

     Stock options and warrants outstanding for the years ended December 31, 2002, 2001 and 2000, which were not included in the calculation of diluted loss per share because their impact was antidilutive are as follows:

	2002	2001	2000

Stock options	6,011,768	5,744,666	4,990,388

Warrants	386,370	386,370	386,370

     During the year ended December 31, 2002, the Company purchased and retired 5,000,000 shares. These shares are weighted for the portion of the year for which they were outstanding. See Note 2 — COMMON STOCK REPURCHASES AND RETIREMENT.

(13) INCOME TAXES

     The components of income tax provision (benefit) for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Current tax provision (benefit):
Federal	$—	$(100,312)	$(8,111,780)
State	3,605	(37,207)	(1,191,710)

Total current tax provision (benefit)	3,605	(137,519)	(9,303,490)

Deferred tax provision:
Federal	—	4,230,651	9,273,800
State	—	575,000	1,432,400

Total deferred tax provision	—	4,805,651	10,706,200

Total income tax provision	$3,605	$4,668,132	$1,402,710

     Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting purposes. The temporary differences that created deferred income taxes are as follows:

	2002	2001

Deferred income tax assets:
Net operating loss carryforwards	$8,702,107	$6,483,217
Deferred revenue and accrued liabilities	852,119	2,182,670
Tax credits	727,603	334,841
Stock option expense	238,358	238,358
Property and equipment depreciation	96,439	126,665
Difference in revenue recognition	89,509	2,441,786
Reserves and allowances	33,714	59,985
Intangible asset amortization	12,365	710,351

	10,752,214	12,577,873
Valuation allowance	(10,752,214)	(12,577,873)

	$—	$—

     The change in the valuation allowance in 2002 includes a decrease of approximately $952,000 relating to adjustments made to the deferred income tax assets and valuation allowance in connection with the filing of the 2001 income tax return.

     During the fourth quarter of 2001, in accordance with the requirements of SFAS No. 109, the Company recorded a $4.8 million non-cash charge establishing a full valuation allowance against its deferred income tax assets. The Company has continued to apply a full valuation allowance against its deferred income tax assets in 2002.

     The Company has available net operating loss carryforwards and tax credit carryforwards for federal tax purposes estimated at $22.8 million and $728,000, respectively, which expire between 2010 and 2022. For state tax purposes, the available net operating loss carryforwards are estimated at $26.4 million. Included in these amounts are net operating loss carryforwards and tax credit carryforwards totaling approximately $6.3 million and $124,000, respectively, through TradeStation Technologies’ acquisition of Window On WallStreet. The utilization of the Window On WallStreet net operating losses will be subject to limitations of approximately $617,000 per year, which are cumulative to the extent not utilized. The deferred income tax asset related to all of these carryforwards has been reduced to zero by a full valuation allowance.

     A reconciliation of the difference between the expected provision (benefit) for income taxes using the statutory federal tax rate of 34% and the Company’s actual provision is as follows:

	2002	2001	2000

Income tax provision (benefit) using statutory federal tax rate	$601,037	$(5,860,489)	$(4,104,582)
Change in valuation allowance	(873,546)	7,329,373	2,479,500
Nondeductible amortization of goodwill and other intangible assets	249,129	1,784,270	1,818,971
Nondeductible impairment of goodwill and other intangible assets	—	1,442,319	—
Nondeductible merger expenses	—	—	1,292,000
Other	26,985	(27,341)	(83,179)

Total income tax provision	$3,605	$4,668,132	$1,402,710

(14) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2002, TradeStation Securities had net capital of $8.3 million, which was $8.0 million in excess of its required net capital of $273,000, and a ratio of aggregate indebtedness to net capital of .49 to 1. As of December 31, 2001, TradeStation Securities had net capital of $11.9 million, which was $11.7 million in excess of its required net capital of $250,000, and a ratio of aggregate indebtedness to net capital of .28 to 1.

(15) CONCENTRATIONS AND CREDIT RISKS

     Financial Instruments With Off-Balance-Sheet Risk

     TradeStation Securities’ customer securities and futures activities are transacted on either a cash or margin basis. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by the Clearing Firms, subject to various regulatory and Clearing Firm margin requirements, collateralized by cash and securities in the customers’ accounts. In connection with these activities, TradeStation Securities executes customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose TradeStation Securities to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations.

     TradeStation Securities seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with its Clearing Firms’ requirements as well as various regulatory requirements. TradeStation Securities and its Clearing Firms monitor required margin levels daily and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary.

     TradeStation Securities’ customer financing and securities settlement activities require TradeStation Securities’ Clearing Firms to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customers’ obligations. TradeStation Securities controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, TradeStation Securities establishes credit limits for such activities and monitors compliance on a daily basis.

     Concentrations of Credit Risk

     TradeStation Securities is engaged in various trading and brokerage activities with counterparties, primarily broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, TradeStation Securities may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is TradeStation Securities’ policy to review, as necessary, the credit standing of each counterparty.

(16) COMMITMENTS AND CONTINGENCIES

     Restricted Cash

     As of December 31, 2002, the Company has $3.4 million of restricted cash which is broken down as follows: (i) $2.4 million of cash supporting a ten-year lease agreement; (ii) $488,000 of cash securing a letter of credit, which secures equipment leases; (iii) $350,000 of cash reserved for the benefit of certain customers; and (iv) $200,000 of cash securing a credit card clearing agreement.

     Insurance Claim

     In June 2001, the Company made a claim of $2.7 million with its insurance carrier relating to a trading error made with respect to a client’s account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded in the consolidated balance sheet was fully reserved as of December 31, 2001. On July 25, 2002, the Company entered into an agreement to settle this claim for $1.25 million, payment of which was received in August 2002.

     Operating Leases

     The Company has a ten-year lease (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. In addition to this lease, the Company has six non-cancelable operating leases for facilities (including 2 data centers) with expirations ranging from November 2003 through July 2007. In addition to the leases for facilities, the Company leases certain office equipment and furniture. Future minimum lease payments as of December 31, 2002 under all operating leases are as follows:

	Gross	Sublease	Net
	Payments	Rentals	Payments

2003	$3,044,334	$(65,860)	$2,978,474
2004	2,723,539	(68,511)	2,655,028
2005	2,376,217	(71,260)	2,304,957
2006	2,275,145	(74,109)	2,201,036
2007	1,936,588	(12,614)	1,923,974
Thereafter	8,848,498	—	8,848,498

	$21,204,321	$(292,354)	$20,911,967

     Total rent expense for 2002, 2001 and 2000 was approximately $3.6 million, $4.5 million and $3.6 million, net of sublease rentals, respectively. In addition, beginning in 2001 and continuing in 2002, the Company recorded a charge for future rental payments related to facilities, net of subleases, which the Company no longer occupies.

     Data Services Provider Agreement

     The Company has an agreement with its data services provider that may require the payment of a termination fee of $600,000 if terminated prior to December 31, 2004. The Company’s position is that events have transpired which have removed any termination fee obligation, and has notified the data services provider of that position. The data services vendor did not respond to that notification. No minimum obligation exists under the agreement.

     Telerate Royalty Agreement

     The Company was party to a Software License, Maintenance and Development Agreement (the “Agreement”) with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc. (“Telerate”). Under the Agreement, the Company modified one of its software products to create a Telerate version and granted Telerate a license to promote, market, sublicense and distribute the Telerate version for six years. During 2000, the Company earned approximately $6.0 million in royalties (based upon minimum royalty requirements) under the terms of this Agreement. The minimum royalty requirement for 2001 was $8.0 million. However in February 2001, Telerate and its parent company filed a Chapter 11 reorganization proceeding under the federal bankruptcy code. In October 2001, the assets of Telerate were sold to MoneyLine Network, Inc. Effective October 17, 2001, the Company entered into a new royalty agreement with MoneyLine that expired December 31, 2002, under which the guaranteed royalty minimums for the 2001 fourth quarter were $230,000 per month (as compared to the $666,667 per month minimum payments under the Telerate agreement that was rejected in the bankruptcy). Accordingly, only $6.7 million in royalties were recorded in 2001 (however, see Litigation and Claims below). Of this amount, approximately $714,000 was considered part of the “pre-petition” estate in

Telerate’s Chapter 11 bankruptcy, and was not paid as a result of the rejection of the Agreement in those bankruptcy proceedings. A $714,000 provision for bad debts was recognized in the first quarter of 2001. There were no guaranteed royalty minimums in 2002.

     Litigation and Claims

     In October 2002, the Company received information about alleged fraudulent conduct by an executive of a company that referred individual accounts (the “Referral Company”) to TradeStation Securities. The executive of the Referral Company was authorized to trade on behalf of such individuals (the “Referred Account Holders”) and allegedly issued fraudulent account statements to them. The Referred Account Holders incurred several million dollars of trading losses, in the aggregate, during the time the executive of the Referral Company traded on their behalves. On February 2, 2003, the Referral Company communicated to TradeStation Securities in writing that it believes TradeStation Securities shares responsibility for some or all of the alleged losses incurred by the Referred Account Holders and/or the Referral Company and wishes to make an amicable settlement. The Referral Company further stated that if an amicable settlement is not reached it intends to initiate legal action of some kind against TradeStation Securities in the United States. The Company believes the Referral Company’s claims are without merit and, to date, no legal action has been commenced against the Company by any of the Referred Account Holders or the Referral Company.

     In January 2003, the bankruptcy estate of Bridge Information Systems demanded that the Company return payments made to the Company by Telerate in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferential under the Bankruptcy Code. The Company has refused the demands on various grounds, and believes the demands are without merit.

     The Company is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (two arbitrations are currently pending, one claiming $250,000 in actual damages and $250,000 in punitive damages, and one claiming $560,000 in damages).

     The Company does not believe that the ultimate outcome of any of the above legal matters or claims will result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

     The Company decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon the Company’s assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company’s business.

(17) SEGMENT AND RELATED INFORMATION

     For the three years in the period ended December 31, 2002, TradeStation Group operated in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

	As of or for the Years Ended December 31,

	2002	2001	2000

Revenues:
Brokerage services	$38,493,673	$18,601,627	$17,933,750
Software products and services	19,610,988	22,385,516	34,991,983
Eliminations	(9,713,550)	—	—

	$48,391,111	$40,987,143	$52,925,733

(Loss) income from operations:
Brokerage services	$(26,014)	$(703,128)	$1,152,588
Software products and services	1,366,707	(17,132,312)	(14,517,520)

	$1,340,693	$(17,835,440)	$(13,364,932)

Identifiable assets:
Brokerage services	$14,585,643	$20,144,278	$22,461,748
Software products and services	8,032,151	6,676,725	27,892,400

	$22,617,794	$26,821,003	$50,354,148

Depreciation and amortization:
Brokerage services	$423,383	$815,356	$693,176
Software products and services	2,430,809	6,957,579	6,821,229

	$2,854,192	$7,772,935	$7,514,405

Capital expenditures:
Brokerage services	$188,877	$17,952	$290,240
Software products and services	1,546,711	527,836	749,125

	$1,735,588	$545,788	$1,039,365

(18) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001.

	2002

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$9,679,188	$12,222,789	$13,101,512	$13,387,622	$48,391,111
(Loss) income from operations	(2,239,019)	(19,477)	1,739,230	1,859,959	1,340,693
Net (loss) income	(2,251,802)	341,278	1,794,526	1,880,149	1,764,151
(Loss) earnings per share:
Basic and diluted	(0.05)	0.01	0.04	0.05	0.04
Weighted average shares outstanding:
Basic	44,547,816	44,547,816	43,698,342	40,623,764	43,328,103
Diluted	44,547,816	44,600,584	43,791,189	40,710,736	43,386,250

	2001

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$12,107,152	$10,593,479	$9,175,203	$9,111,309	$40,987,143
Loss from operations	(1,881,009)	(3,449,583)	(4,330,875)	(8,173,973)	(17,835,440)
Net loss	(1,671,121)	(3,274,872)	(4,238,635)	(12,720,236)	(21,904,864)

Loss per share:
Basic and diluted	(0.04)	(0.07)	(0.10)	(0.29)	(0.49)

Weighted average shares outstanding:
Basic and diluted	44,307,025	44,485,540	44,520,498	44,521,893	44,458,689

TRADESTATION GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL SCHEDULE

Reports of Independent Certified Public Accountants on Schedule	S-2

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000	S-4

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To TradeStation Group, Inc.:

     We have audited the consolidated financial statements of TradeStation Group, Inc. and subsidiaries as of and for the year ended December 31, 2002 and have issued our report thereon dated February 3, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The consolidated financial statements of TradeStation Group, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida, February 3, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE*

To TradeStation Group, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
      February 8, 2002.

*     NOTE: Arthur Andersen LLP ceased operations in 2002. Its auditors’ report has not been revised and the above is a copy of that report as issued. The inclusion of this previously issued report is pursuant to the “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP auditing clients,” issued by the United States Securities and Exchange Commission in March 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

TRADESTATION GROUP INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

Year ended December 31, 2002:
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for returns	—	—	—	—
Deferred tax valuation allowance	12,577,873	—	(1,825,659)	10,752,214

	$12,577,873	$—	$(1,825,659)	$10,752,214

Year ended December 31, 2001:
Allowance for doubtful accounts	$—	$714,286	$(714,286)	$—
Allowance for returns	—	—	—	—
Deferred tax valuation allowance	5,248,500	7,329,373	—	12,577,873

	$5,248,500	$8,043,659	$(714,286)	$12,577,873

Year ended December 31, 2000:
Allowance for doubtful accounts	$716,000	$—	$(716,000)	$—
Allowance for returns	83,000	26,647	(109,647)	—
Deferred tax valuation allowance	2,769,000	2,479,500	—	5,248,500

	$3,568,000	$2,506,147	$(825,647)	$5,248,500

EXHIBIT INDEX

Exhibit
Number	Description

3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	Agreement and Plan of Merger and Reorganization dated as of January 19, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation, together with the following exhibit thereto: (i) Form of Omega Affiliate Agreement; (ii) Form of Online Affiliate Agreement; (iii) Form of Employment Agreement; and (iv) Form of Non-Competition and Non-Disclosure Agreement*

10.2	First Amendment to Agreement and Plan of Merger and Reorganization effective March 7, 2000 among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation, Second Amendment to Agreement and Plan of Merger and Reorganization dated as of July 19, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., TradeStation Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation and Third Amendment to Agreement and Plan of Merger and Reorganization dated as of September 21, 2000 by and among Omega Research, Inc., onlinetradinginc.com corp., TradeStation Group, Inc., Omega Acquisition Corporation and Onlinetrading Acquisition Corporation*

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	TradeStation Group, Inc. Incentive Stock Plan***#

10.5	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)#

10.6	Software License, Maintenance and Development Agreement between Dow Jones Markets, Inc. and Omega Research, Inc. as amended (TradeStation Agreement)+

i

Exhibit
Number	Description

10.7	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8	Standard Office Building Lease between 8700 Flagler, Ltd. and Omega Research, Inc., as amended by Memorandum of Commencement Date +

10.9	Form of Indemnification Agreement +

10.10	Sublease (for fourth floor of 8700 Flagler Building) and Modification of Lease Agreement (incorporated by reference to Exhibit 10.11 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.11	Form of Non-Competition and Non-Disclosure Agreement*

10.12	Form of Non-Competition Agreement +

10.13	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.14	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (filed herewith)

10.15	Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and Omega Research, Inc. (incorporated by reference to Exhibit 10.14 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.16	Lease Termination and Surrender Agreement, dated December 11, 2002, between Fairfax Boca 92, L.P. and TradeStation Technologies, Inc. (filed herewith)

10.17	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.18	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.19	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.20	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.21	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (filed herewith)

ii

Exhibit
Number	Description

10.22	Letter Agreement dated January 19, 2000 from onlinetradinginc.com corp. to and accepted by Andrew A. Allen*

10.23	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (filed herewith)

10.24	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (filed herewith)

10.25	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (filed herewith)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants, with respect to TradeStation Group, Inc.’s consolidated financial statements (filed herewith)

99.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350 (filed herewith)

99.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.

**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.

+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

#	Indicates a management contract or compensatory plan or arrangement.

iii