Form 10-Q
period 2003-03-31
TRADESTATION GROUP INC
filed 2003-05-02
CIK 1111559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-31049

TradeStation Group, Inc.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0977576 (I.R.S. Employer Identification No.)

8050 S.W. 10th Street, Suite 4000, Plantation, Florida 33324
(Address of principal executive offices)
(Zip Code)

954-652-7000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

     As of April 25, 2003, there were 39,796,112 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Cash and cash equivalents, including restricted cash of $3,193,036 and $3,427,290 at March 31, 2003 and December 31, 2002, respectively	$17,357,913	$16,410,146
Receivables from clearing firms	1,034,768	751,220
Accounts receivable	254,234	181,826
Property and equipment, net	4,096,612	4,348,752
Intangible assets, net	206,859	244,337
Other assets	732,824	681,513

Total assets	$23,683,210	$22,617,794

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Accounts payable	$1,656,486	$1,947,602
Accrued expenses	6,402,531	6,894,616
Capital lease obligations	970,372	1,382,264

Total liabilities	9,029,389	10,224,482

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 39,613,870 and 39,588,881 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	396,139	395,889
Additional paid-in capital	44,894,319	44,866,130
Accumulated deficit	(30,581,107)	(32,833,307)
Accumulated other comprehensive loss	(55,530)	(35,400)

Total shareholders’ equity	14,653,821	12,393,312

Total liabilities and shareholders’ equity	$23,683,210	$22,617,794

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

REVENUES:
Brokerage revenues	$10,962,223	$6,848,266
Subscription fees	1,711,087	1,660,142
Other	639,253	1,170,780

Total revenues	13,312,563	9,679,188

OPERATING EXPENSES:
Clearing and execution costs	3,493,365	1,939,896
Data center costs	1,034,005	1,212,165
Technology development	1,850,693	2,347,119
Sales and marketing	2,570,114	3,239,507
General and administrative	2,157,185	2,923,748
Amortization of intangible assets	52,478	255,772

Total operating expenses	11,157,840	11,918,207

Income (loss) from operations	2,154,723	(2,239,019)
OTHER INCOME (EXPENSE), net	10,694	(12,783)

Income (loss) before income taxes	2,165,417	(2,251,802)
INCOME TAX BENEFIT	(86,783)	—

Net income (loss)	$2,252,200	$(2,251,802)

EARNINGS (LOSS) PER SHARE:
Basic	$0.06	$(0.05)

Diluted	$0.06	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,593,389	44,547,816

Diluted	40,597,919	44,547,816

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,252,200	$(2,251,802)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	566,913	715,944
Compensation expense on stock option grants	—	30,386
(Increase) decrease in:
Receivables from clearing firms	(283,548)	(777,129)
Accounts receivable	(72,408)	83,693
Other assets	(71,441)	40,550
Increase (decrease) in:
Accounts payable	(291,116)	230,776
Accrued expenses	(492,085)	516,553

Net cash provided by (used in) operating activities	1,608,515	(1,411,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(262,295)	(192,959)
Decrease in restricted cash	234,254	—
Acquisition of intangible assets	(15,000)	(100,000)

Net cash used in investing activities	(43,041)	(292,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28,439	665
Repayment of capital lease obligations	(411,892)	(268,930)

Net cash used in financing activities	(383,453)	(268,265)

NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS	1,182,021	(1,972,253)
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	12,982,856	16,364,309

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$14,164,877	$14,392,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$32,023	$81,155

Cash received for income taxes, net	$(13,783)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$—	$552,443

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to
the three months ended March 31, 2003 and 2002 are unaudited)

     TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 2003 and the consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002 have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1) EARNINGS (LOSS) PER SHARE

     Weighted average shares outstanding for the three months ended March 31, 2003 and 2002 are calculated as follows:

	For the Three Months
	Ended March 31,

	2003	2002

Weighted average shares outstanding (basic)	39,593,389	44,547,816
Impact of dilutive stock options after applying the treasury stock method	1,004,530	—

Weighted average shares outstanding (diluted)	40,597,919	44,547,816

     Stock options and warrants outstanding for the three months ended March 31, 2003 and 2002, which are not included in the calculation of diluted earnings (loss) per share because their impact is antidilutive, are as follows:

	For the Three Months
	Ended March 31,

	2003	2002

Stock Options	2,601,878	6,826,521

Warrants (expiring June 2004)	386,370	386,370

(2) STOCK-BASED COMPENSATION – PRO FORMA NET INCOME (LOSS)

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued. Such compensation expense for the three months ended March 31, 2002 was approximately $30,000. No such compensation expense was recorded for the three months ended March 31, 2003.

     As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months
	Ended March 31,

	2003	2002

Net income (loss), as reported	$2,252,200	$(2,251,802)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(471,425)	(465,622)

Pro forma net income (loss)	$1,780,775	$(2,717,424)

Earnings (loss) per share:
Basic and diluted, as reported	$0.06	$(0.05)

Basic and diluted, pro forma	$0.04	$(0.06)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months
	Ended March 31,

	2003	2002

Risk free interest rate	4%	4%
Dividend yield	—	—
Volatility factor	66%	66%
Weighted average life (years)	4	4

(3) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. The Company holds an investment in corporate stock, classified as an available-for-sale security, at market value. Temporary unrealized holding losses have been excluded from earnings and are reported in comprehensive income.

     A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	For the Three Months
	Ended March 31,

	2003	2002

Net income (loss)	$2,252,200	$(2,251,802)
Unrealized holding losses on available-for-sale securities	(20,130)	—

Comprehensive income (loss)	$2,232,070	$(2,251,802)

(4) ACCRUED EXPENSES

     Accrued expenses consist of the following as of March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

Data and exchange fees	$829,616	$768,000
Deferred rent and related concessions	790,848	770,205
Payroll and related accruals	765,832	923,896
Uninsured loss reserves	675,000	750,000
Estimated loss on sublease of facilities	661,981	732,839
Consulting and professional fees	529,827	607,740
Clearing deposits	420,978	416,731
Other	1,728,449	1,925,205

	$6,402,531	$6,894,616

     “Other” includes customer credits, commissions to third parties, technical support costs, advertising, returns, event termination fees (at December 31, 2002), and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(5) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of March 31, 2003, TradeStation Securities had net capital of $9.0 million, which was $8.7 million in excess of its required net capital of $309,000, and a ratio of aggregate indebtedness to net capital of 0.51 to 1. As of December 31, 2002, TradeStation Securities had net capital of $8.3 million, which was $8.0 million in excess of its required net capital of $273,000, and a ratio of aggregate indebtedness to net capital of 0.49 to 1.

(6) SEGMENT AND RELATED INFORMATION

     For the three months ended March 31, 2003 and 2002, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

	For the Three Months
	Ended March 31,

	2003	2002

Revenues:
Brokerage services	$10,990,548	$6,848,266
Software products and services	6,168,165	3,552,422
Eliminations	(3,846,150)	(721,500)

	$13,312,563	$9,679,188

Income (loss) from operations:
Brokerage services	$(229,568)	$(211,328)
Software products and services	2,384,291	(2,027,691)

	$2,154,723	$(2,239,019)

	As of	As of
	March 31,	December 31,
	2003	2002

Identifiable assets:
Brokerage services	$15,902,280	$14,585,643
Software products and services	7,780,930	8,032,151

	$23,683,210	$22,617,794

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of SFAS No. 146 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

(8) COMMITMENTS AND CONTINGENCIES

     Restricted Cash

     As of March 31, 2003, the Company had $3.2 million of restricted cash, broken down as follows: (i) $2.4 million of cash supporting a ten-year lease agreement; (ii) $244,000 of cash securing a letter of credit, which secures equipment leases; (iii) $360,000 of cash reserved for the benefit of certain customers; and (iv) $200,000 of cash securing a credit card clearing agreement.

     Litigation & Claims

     In October 2002, the Company received information about alleged fraudulent conduct by an executive of an unrelated company in no way affiliated with TradeStation Securities (the “Referral Company”) that referred individual accounts to TradeStation Securities. The executive of the Referral Company was authorized to trade on behalf of such individuals (the “Referred Account Holders”) and allegedly issued fraudulent account statements to them. The Referred Account Holders incurred several million dollars of trading losses, in the aggregate, during the time the executive of the Referral Company traded on their behalves. On February 2, 2003, the Referral Company communicated to TradeStation Securities in writing that it believes TradeStation Securities shares responsibility for some or all of the alleged losses incurred by the Referred Account Holders and/or the Referral Company and wishes to make an amicable settlement. The Referral Company further stated that if an amicable settlement is not reached it intends to initiate legal action of some kind against TradeStation Securities in the United States. The Company believes the Referral Company’s claims are without merit and, to date, no legal action has been commenced against the Company by any of the Referred Account Holders or the Referral Company.

     In March 2003, the bankruptcy estate of Bridge Information Systems, Inc. filed an action in bankruptcy court demanding that the Company return payments made to the Company by Telerate (one of its subsidiaries) in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were improper under the federal bankruptcy code. The Company believes this claim to be without merit on various grounds, and intends to vigorously defend this claim.

     The Company is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (two arbitrations are currently pending, one claiming $250,000 in actual damages and $250,000 in punitive damages, and another claiming over $1.0 million in damages).

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

     Capital Lease Obligations And Operating Lease Commitments

     A summary of capital and operating leases (net of subleases) as of March 31, 2003 is as follows:

	Capital Lease	Operating
Year	Obligations	Leases	Total

Remainder of 2003	$855,027	$2,340,203	$3,195,230
2004	205,357	2,655,028	2,860,385
2005	8,213	2,304,957	2,313,170
2006	—	2,201,036	2,201,036
2007	—	1,923,974	1,923,974
Thereafter (cumulative)	—	8,848,498	8,848,498

	1,068,597	20,273,696	21,342,293
Less interest and taxes	(98,225)	—	(98,225)

Total	$970,372	$20,273,696	$21,244,068

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

Results of Operations

     For the three months ended March 31, 2003 and 2002, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. All intercompany transactions are eliminated in consolidation. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment:

	Three Months Ended				Three Months Ended
	March 31, 2003				March 31, 2002

		Software				Software
		Products				Products
	Brokerage	and	Elimin-		Brokerage	and	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total

		(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$10,962	$—	$—	$10,962	$6,848	$—	$—	$6,848
Subscription fees	—	5,557	(3,846)	1,711	—	2,381	(721)	1,660
Other	29	611	—	640	—	1,171	—	1,171

Total revenues	10,991	6,168	(3,846)	13,313	6,848	3,552	(721)	9,679

Operating expenses:
Clearing and execution costs	3,493	—	—	3,493	1,940	—	—	1,940
Data center costs	3,873	1,007	(3,846)	1,034	721	1,212	(721)	1,212
Technology development	325	1,526	—	1,851	107	2,240	—	2,347
Sales and marketing	2,438	132	—	2,570	2,876	363	—	3,239
General and administrative	1,091	1,066	—	2,157	1,415	1,509	—	2,924
Amortization of intangible assets	—	53	—	53	—	256	—	256

Total operating expenses	11,220	3,784	(3,846)	11,158	7,059	5,580	(721)	11,918

Income (loss) from operations	$(229)	$2,384	$—	$2,155	$(211)	$(2,028)	$—	$(2,239)

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2002 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

     Income Taxes. Management determines any valuation allowance recorded against our net deferred income tax assets, which includes the benefit from net operating loss carryforwards. For all periods presented, a valuation allowance was adjusted to offset the tax expense or benefit of all current period changes in deferred income taxes. As of March 31, 2003, we have approximately $10.1 million of deferred income tax assets that have been fully reserved, which relate primarily to net operating loss carryforwards, the benefit of which may be recorded in future periods should realization become more likely than not. See Income Taxes below.

     Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, were accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During the quarter ended March 31, 2003, we reduced our accruals by approximately $98,000 as a result of the settlement of one of those claims for an amount lower than the amount we estimated. See “Brokerage Services Segment – Operating Expenses – General and Administrative.”

     Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using current market factors, we estimated the potential losses relating to the sublease of facilities that we will no longer occupy. During the first quarter of 2003, net payments of $71,000 were applied against this accrual, resulting in a balance of $662,000 as of March 31, 2003. See “Brokerage Services Segment – Operating Expenses – General and Administrative.”

Three Months Ended March 31, 2003 and 2002

Overall

     Total revenues were $13.3 million for the three months ended March 31, 2003, as compared to $9.7 million for the three months ended March 31, 2002, an increase of $3.6 million, or 38%, due primarily to an increase in brokerage revenues, partially offset by a decrease in other revenues (which include licensing fees).

     Income from operations was $2.2 million for the three months ended March 31, 2003, as compared to a loss from operations of $2.2 million for the three months ended March 31, 2002, an improvement of $4.4 million. This improvement related primarily to higher brokerage revenues and, to a lesser extent, decreases in all expense categories other than an increase in clearing and execution costs associated with higher brokerage revenues.

     Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents, offset by interest expense related to capital lease obligations and bank fees. Other income, net was $11,000 for the three months ended March 31, 2003, as compared to other expense, net of $13,000 for the three months ended March 31, 2002, an improvement of $24,000. This improvement was due primarily to lower interest expense associated with capital lease obligations, partially offset by a decrease in interest income.

Brokerage Services Segment

Revenues

     Brokerage Revenues. Brokerage revenues are comprised primarily of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. For the three months ended March 31, 2003, brokerage revenues were $11.0 million (which included brokerage commissions and fees of $8.8 million) as compared to brokerage revenues of $6.9 million (which included brokerage commissions and fees of $6.4 million) for the three months ended March 31, 2002. This increase of $4.1 million, or 60%, was due primarily to increased trading volume related to customer account growth associated with the TradeStation electronic trading platform. During the three months ended March 31, 2003, substantially all of our brokerage revenues were generated from clients using the TradeStation electronic trading platform as compared to 81% during the three months ended March 31, 2002.

     In April 2002, our new brokerage commission plan – one that charges traders fees based solely upon the share volume of client trades as opposed to per ticket charges – became effective. The new plan, as expected, significantly reduced our commissions per trade. This reduction was partially offset by charging brokerage clients monthly platform fees. In August 2002, we modified our price per share plan by reducing the price per share. Effective March 31, 2003, we reduced our commission pricing for futures and options trades. Additionally, 2003 media advertising expenditures have been reduced as compared to 2002. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve revenue growth with reduced advertising expenditures, are challenges we expect to face for the foreseeable future.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and execution costs were $3.5 million for the three months ended March 31, 2003, as compared to $1.9 million for the three months ended March 31, 2002, an increase of $1.6 million, or 80%, due primarily to increased trading volume related to customer account growth. Clearing and execution costs as a percentage of brokerage revenues increased to 32% for the three months ended March 31, 2003, from 28% for the three months ended March 31, 2002, due to the lower gross margins that resulted from our new per share pricing structure.

     Effective April 1, 2003, our current futures clearing firm substantially increased our clearing costs. In response, we are in the process of changing our futures clearing firm. Clearing costs as a percentage of brokerage revenues are expected to increase significantly during the 2003 second quarter as a result of the increased futures clearing costs and our reduction in our commission pricing for futures and options trades. We believe the impact of these increased futures clearing costs will have a limited negative effect since the clearing firm to which we are moving our futures accounts has offered us lower clearing costs. In addition, the majority of our brokerage revenues are generated by equities (not futures) trades, and there has been no increase in our clearing cost rate for equities trades.

     Data Center Costs. Data center costs are primarily intercompany subscription fees paid to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients. See “Technology Development” below. Data center costs for the three months ended March 31, 2003 were $3.9 million, as compared to $721,000 for the three months ended March 31, 2002, an increase of $3.2 million, or 437%, due primarily to the increased number of brokerage accounts during 2003 as compared to 2002. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses — Data Center Costs.”

     Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended March 31, 2003 were $325,000, as compared to $107,000 for the three months ended March 31, 2002, an increase of $218,000, or 204%, due to increased personnel and related costs. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment – Operating Expenses — Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web site maintenance and administration costs. Sales and marketing expenses were $2.4 million for the three months ended March 31, 2003, as compared to $2.9 million for the three months ended March 31, 2002, a decrease of $438,000, or 15%. This decrease was due primarily to decreased advertising and promotional costs of $312,000 and decreased personnel and related costs of $88,000.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were approximately $1.1 million for the three months ended March 31, 2003, as compared to $1.4 million for the three months ended March 31, 2002, a decrease of $324,000, or 23%. This decrease is due primarily to a decrease in facility costs of $289,000, mainly related to the estimated loss on the sublease of facilities recorded during 2002 related to facilities that we no longer occupy, and, to a lesser extent, a favorable settlement which resulted in a reduction of our accrual for uninsured loss reserves and related legal fees of $98,000, partially offset by an increase in communication costs of $88,000. See “Critical Accounting Policies and Estimates – Sublease of Facilities” and “– Uninsured Loss Reserves.”

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were approximately $6.2 million for the three months ended March 31, 2003, as compared to $3.6 million for the three months ended March 31, 2002, an increase of $2.6 million, or 74%, due primarily to an increase in subscription fees, partially offset by a decrease in other revenues (which relate primarily to our legacy software business, which is no longer a primary focus).

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities the right to provide this software and data service to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Subscription fees were $5.6 million for the three months ended March 31, 2003, as compared to $2.4 million for the three months ended March 31, 2002, an increase of $3.2 million, or 133%, due primarily to a $3.1 million increase in Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees increased by $51,000, or 3%. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees that are derived from direct sales of our legacy client software products. Other revenues were $611,000 for the three months ended March 31, 2003, as compared to $1.2 million for the three months ended March 31, 2002, a decrease of $560,000, or 48%. This expected decrease is the result of no longer offering these products domestically, since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent for facilities, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended March 31, 2003 were $1.0 million, as compared to $1.2 million for the three months ended March 31, 2002, a decrease of $205,000, or 17%. The decrease is due primarily to lower lease costs associated with the conversion of certain operating leases to capital leases, and lower data distribution costs, as a result of approximately $136,000 of credits received from two of our data providers, partially offset by incremental costs related to account and subscriber growth. Data center costs are expected to increase in future quarters due to the non-recurring nature of the credits received during the three months ended March 31, 2003 and continued account growth.

     Technology Development. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and, in the prior year, the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses, telecommunications costs, and consulting fees. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $1.5 million for the three months ended March 31, 2003, as compared to $2.2 million for the three months ended March 31, 2002, a decrease of $714,000, or 32%, due primarily to a decrease in personnel and related costs of $558,000 (due to 27 fewer employees at March 31, 2003 as compared to March 31, 2002), and, to a lesser extent, decreases in facility costs, communication costs and consulting fees.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being to continue to build an online brokerage firm for active traders. Sales and marketing expenses have consisted primarily of personnel costs for customer support centers and facility costs. Sales and marketing expenses were $132,000 for the three months ended March 31, 2003, as compared to $363,000 for the three months ended March 31, 2002, a decrease of $231,000, or 64%, due primarily to a decrease in personnel and related costs of $152,000 and a favorable resolution of an event cancellation dispute which resulted in a reduction of expenses during the three months ended March 31, 2003 of $112,000. Sales and marketing expenses are expected to increase in the forthcoming quarter due to the non-recurring nature of this settlement.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.1 million for the three months ended March 31, 2003, as compared to $1.5 million for the three months ended March 31, 2002, a decrease of $443,000, or 29%, due primarily to decreases in professional fees of $224,000, personnel and related costs of $113,000, and communication costs of $74,000.

     Amortization of Intangible Assets. Amortization of intangible assets includes amortization related to the October 1999 acquisition of Window On WallStreet Inc., which was accounted for under the purchase method of accounting, and amortization of data rights and other intangible assets. Amortization of intangible assets was $53,000 for the three months ended March 31, 2003, as compared to $256,000 for the three months ended March 31, 2002, a decrease of $203,000, or 79%. The decrease was due primarily to certain Window On WallStreet intangible assets becoming fully amortized in October 2002.

Variability of Quarterly Results

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. See “Issues, Uncertainties and Risk Factors” below.

Income Taxes

     During the three months ended March 31, 2003, we recorded an income tax benefit of $87,000 related to an audit of prior year federal income tax returns (see below) and a state income tax refund received for the overpayment of a prior year’s income tax. The income tax expense associated with net operating income generated during the three months ended March 31, 2003 was totally offset by a reduction to the valuation allowance associated with net operating loss carryforwards. During the three months ended March 31, 2002, a valuation allowance was recorded to offset the tax benefit of all net operating losses generated.

     In February 2003, in connection with an Internal Revenue Service (“IRS”) audit of a prior year’s federal income tax return, we learned that we were entitled to a $72,000 refund related to research and development tax credits. We recorded that benefit in the 2003 first quarter.

     In late April 2003, due to a change in the income tax laws, we were advised to carry back our 2001 net operating loss to 1997, a benefit of approximately $800,000. Once we are reasonably certain that we will receive final approval of this benefit, we will record it. When the benefit is recorded, the amount of our fully reserved deferred income tax assets will be reduced by approximately the same amount as the recorded benefit.

Liquidity and Capital Resources

     As of March 31, 2003, we had cash and cash equivalents of approximately $17.4 million, of which $3.2 million was restricted. Restricted cash supports a facility lease, a stand-by letter of credit securing equipment leases, certain customer agreements, and a credit card clearing agreement. In accordance with contractual agreements, during the second, third and fourth quarters of 2003, restrictions of $363,000, $243,000 and $26,000, respectively, will be released. See Note 8 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

     A summary of our capital and operating leases (net of subleases) as of March 31, 2003 is as follows:

	Capital Lease	Operating
Year	Obligations	Leases	Total

Remainder of 2003	$855,027	$2,340,203	$3,195,230
2004	205,357	2,655,028	2,860,385
2005	8,213	2,304,957	2,313,170
2006	—	2,201,036	2,201,036
2007	—	1,923,974	1,923,974
Thereafter (cumulative)	—	8,848,498	8,848,498

	1,068,597	20,273,696	21,342,293
Less interest and taxes	(98,225)	—	(98,225)

Total	$970,372	$20,273,696	$21,244,068

     Although as of March 31, 2003 we had no material purchase obligations, we anticipate, in connection with the expected growth of our brokerage business, capital expenditures of approximately $3.0 million for the remainder of 2003. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash provided by operating activities during the three months ended March 31, 2003 totaled $1.6 million, compared to cash used in operating activities of $1.4 million in the comparable period of 2002. Net cash provided by operating activities during the three months ended March 31, 2003 was due primarily to net income partially offset by decreases in accounts payable and accrued expenses and increases in receivables from the clearing firms. Net cash used in operating activities during the three months ended March 31, 2002 was due primarily to net losses.

     Investing activities used cash of $43,000 and $293,000 during the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, cash used in investing activities consisted primarily of capital expenditures, partially offset by a decrease in restricted cash. For the three months ended March 31, 2002, cash used in investing activities consisted primarily of capital expenditures and acquisition of data rights.

     Financing activities used cash of $383,000 and $268,000 during the three months ended March 31, 2003 and 2002, respectively, due primarily to repayment of capital lease obligations.

Off-Balance-Sheet Arrangements

     The brokerage’s clients trade on either a cash or margin basis. In margin transactions, the brokerage may be obligated to satisfy indebtedness extended to clients by the brokerage’s clearing firms. Margin transactions are subject to various regulatory and clearing firm margin requirements, and are collateralized by cash and securities in the clients’ accounts. The brokerage routinely executes client transactions involving the sale of securities not yet purchased, on margin, subject to applicable regulations, its internal policies and the policies of its clearing firms. Such transactions may expose the brokerage to significant off-balance-sheet risk in the event brokerage clients do not fully cover their margin obligations. In the event a client and the collateral in the client’s account fail to satisfy the client’s margin obligations, the brokerage may be required to do so.

     We seek to control the risks associated with brokerage client activities by requiring clients to maintain margin collateral in compliance with the brokerage’s clearing firms’ requirements as well as various regulatory requirements. The brokerage, as well as its clearing firms, monitor required margin levels daily and require the clients to deposit additional collateral or to reduce positions when necessary.

     Brokerage client financing and securities settlement activities require the clearing firms to pledge client securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return client securities pledged as collateral, the brokerage may be exposed to the risk of being required to acquire the securities at prevailing market prices in order to satisfy its clients’ obligations. We control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, we establish credit limits for such activities and monitor compliance on a daily basis.

Recently Issued Accounting Standards

     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of SFAS No. 146 did not have any impact on our consolidated financial position, results of operations or cash flows.

Issues, Uncertainties and Risk Factors

     The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described below. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider these issues, uncertainties and risk factors, which include business risks relevant both to our industry and to us in particular. These issues, uncertainties and risk factors are not intended to be exclusive. Issues, uncertainties and risk factors are also included in other sections of this report when specifically relevant to a statement we have made about an aspect of our business, or our financial condition or results of operations.

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

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	the effect of changes to our commission pricing structure (since the 2002 second quarter we have continuously reduced commission pricing), and of additional price reductions that may be implemented in the future (our most recent reduction was to our commission pricing for futures and options trades);

•	market or competitive pressure to continue to lower commissions and fees charged to customers;

•	increases in futures clearing costs that will affect our results in at least the 2003 second quarter (we are in the process of changing our futures clearing firm, however the change will not be fully implemented until the second half of the 2003 second quarter and there is no guarantee that all of our futures clients will accept the transfer of their accounts to the new clearing firm);

•	the non-recurring effect in a quarter of federal and state tax refunds or adjustments or credits given by vendors;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which have undergone significant change recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns, particularly our recent decision to reduce advertising expenditures during 2003;

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market);

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations, our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of enhancements to the TradeStation 7 electronic trading platform (and future versions);

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	general economic and market factors that affect active trading, including market volume, market volatility, market direction, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	pending or potential third-party claims that turn out to be significantly more (or less) costly than we currently estimate;

•	costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market; and

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third party claims).

     Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

     Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. There have been for the past 3 years, and continue to be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading has decreased or in the future decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, such as has recently occurred, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Also, unfavorable market conditions may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

     Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

     The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. These include: pricing and price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail clients; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

     Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

     The online electronic trading platform we provide to our clients is based upon the integration of our sophisticated front-end software technology with our equally sophisticated Internet-based server farm technology. Our server farm technology is the foundation upon which online trading clients receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided by the systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (ECNs) and electronic systems offered by the exchanges, and the clearing and back-office systems of the clearing firms we use. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement and execution of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, exchange, clearing firm and ECN outages or issues which are beyond our control. Also, a hardware or software failure, software design limitations or errors that exist in our and others’ technologies, power or telecommunications interruption or natural disaster could cause a systems failure or other potentially damaging results.

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

     During a system outage, our brokerage may be able to take orders by telephone; however, only associates with appropriate licenses can accept telephone orders, and an adequate number of associates likely would not be available to take customer calls in the event of a systems failure. System delays, errors, outages and failures, depending upon how serious and how often they occur, could have a material adverse effect on our business, financial condition, results of operations and prospects. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

     The Nature Of Our Business Results In Potential Liability To Customers

     Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Our proprietary order routing technology is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections or limitations in their designs or performance, may operate too slowly, fail, cause confusion or uncertainty to the user, or operate or produce results not understood or intended by the user. An investor or trader using either the full electronic trading platform or our subscription service might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading software tools or systems, or inaccurate assumptions made by the trading software tools regarding data, or inaccurate data. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not currently carry any errors or omissions insurance that might cover, in part, some of the above-described risks. While our contracts with customers are, we believe, clear that customers who do business with us must knowingly assume all of the risks described above, there can be no assurance that a judge, arbitrator or regulator would enforce or honor such contractual provisions. See “Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity,” and “Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers” above.

     Dependence Upon Outside Data Sources And Clearing Relationships Creates Risks Outside Of Our Control Which May Affect Our Ability To Provide, And Our Cost To Provide, Market Data And Clearing And Account Services

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing firms in order to provide market data and news and clearing and account services, respectively, to our customers. We obtain the market data and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges and news sources, and the clearing and back-office account services are obtained from established brokerage clearing firms. The data contracts typically provide for royalties based on usage or minimums, and the clearing contracts provide for transactional clearing fees and charges. There can be no assurance that we will be able to renew or maintain contracts or acceptable price levels. In fact, we are in the process of changing our futures clearing firm in response to a substantial increase in our clearing costs recently imposed by our current futures clearing firm. While the substantial increase in our futures clearing costs will have a limited negative effect (since the clearing firm to which we are moving our futures accounts has offered us lower clearing costs), there is a substantial risk that not all of our valuable futures accounts will consent to the transfer or remain our clients, which could have a longer-term negative effect.

     If any of our relationships becomes unfavorable (like our futures clearing relationship did) or is terminated, and we decide to provide data services directly from the exchanges, or self-clear client trades and carry client accounts, we would face significant infrastructure expansion costs, and would be engaging in business operations in which we have little or no prior experience. These risks and uncertainties would need to be considered when evaluating the potential cost-benefit and operational efficiency and quality that our direct performance of such services could provide. As a general matter, termination of our relationship with one or more of these third parties could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

     We Do Not Have A Long Operating History As An Online Brokerage Firm And, Until Very Recently, Have Not Operated Profitably.

     We launched the TradeStation electronic trading platform at the end of the 2001 second quarter. Prior to that, our brokerage operations consisted mainly of brokers taking phone calls from clients and then placing those clients’ orders via direct access order execution. Accordingly, the online brokerage business, as currently conducted, has a relatively short operating history. Further, the past four quarters were the first profitable quarters we have had since the third quarter of 1999. This lack of operating history, and our lack of historical profitable results over the last three years, should be taken into account when evaluating our financial condition and results of operations.

     We May Need Cash In The Foreseeable Future

     While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure costs as our business grows; and competing technological and market developments. Funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

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

     Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Actions Against Us

     The securities and commodity futures industries are subject to extensive regulation covering all aspects of those businesses. Regulatory authorities are currently focusing intensely on the online trading industry, particularly the segment that seeks the accounts of active traders. The various governmental authorities and industry self-regulatory organizations that supervise and regulate our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, new rules relating to active traders have recently been enacted and more may be enacted which severely limit the operations and potential success of our business. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel. Our brokerage could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance.

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

     We May Be Subject To Intellectual Property Litigation

     There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there can be no assurance that infringement claims, if asserted, would not have a material adverse effect on our business, financial condition, results of operations and prospects, or result in our being unable to use intellectual property which is integral to one or more of our products or services. The risk of infringement claims is heightened with respect to some of the more recent TradeStation technology because some of that technology, as opposed to our historical client software technology, has not stood any significant “test of time.”

     Our Brokerage Must Meet Net Capital Requirements As A Broker-Dealer That, If Not Complied With, Could Result In Severe Penalties, And Which At All Times Limit Our Right To Use All Of The Brokerage’s Cash

     The SEC, the NASD and other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and it could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be limited. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

     Control Of TradeStation Group By The Cruzes Means That Important Decisions Affecting The Company Are Concentrated In The Judgment Of Two Related Individuals

     As of April 25, 2003, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own 21,720,306 shares of our common stock, approximately 55% of the outstanding shares of our common stock. Therefore, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors) will be determined by the Cruzes. This control may limit the interest of third parties who express interest in acquiring the company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     On April 14, 2003, an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures was completed under the supervision and with the participation of the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer. Based on that evaluation, the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of April 14, 2003 and as of and for the three months ended March 31, 2003. As of the date of this report, there have been no significant changes subsequent to April 14, 2003 in the company’s internal controls or in other factors that could significantly affect internal controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 2002, we received information about alleged fraudulent conduct by an executive of an unrelated company in no way affiliated with TradeStation Securities that referred individual accounts to TradeStation Securities. The executive of the referral company was authorized to trade on behalf of such individuals and allegedly issued fraudulent account statements to them. The referred account holders incurred several million dollars of trading losses, in the aggregate, during the time the executive of the referral company traded on their behalves. On February 2, 2003, the referral company communicated to TradeStation Securities in writing that it believes TradeStation Securities shares responsibility for some or all of the alleged losses incurred by the referred account holders and/or the referral company and wishes to make an amicable settlement. The referral company further stated that if an amicable settlement is not reached it intends to initiate legal action of some kind against TradeStation Securities in the United States. We believe the referral company’s claims are without merit and, to date, no legal action has been commenced against TradeStation Securities by any of the referred account holders or the referral company.

     In March 2003, the bankruptcy estate of Bridge Information Systems filed an action in bankruptcy court demanding that we return payments made to us by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were improper under the federal bankruptcy code. We believe this claim to be without merit on various grounds, and intend to vigorously defend this claim.

     We are also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, our business (two arbitrations are currently pending, one claiming $250,000 in actual damages and $250,000 in punitive damages, and another claiming over $1.0 million in damages).

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities

     During the three months ended March 31, 2003, we issued to three employees options to purchase an aggregate of 30,750 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $2.08 to $2.09 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the first quarter of 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

99.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.
99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

(b) Reports on Form 8-K

(i)	On January 29, 2003, we filed a Current Report on Form 8-K for an event that occurred on January 29, 2003, reporting in Item 5 thereof that the company announced that it expected to report fourth quarter 2002 net profit of $.05 per share when it formally released fourth quarter earnings on February 25, 2003.

(ii)	On February 25, 2003, we filed a Current Report on Form 8-K for an event that occurred on February 25, 2003, reporting in Item 5 thereof the company’s earnings for the fourth quarter and year ended December 31, 2002.

(iii)	On April 15, 2003, we filed a Current Report on Form 8-K for an event that occurred on April 15, 2003, reporting in Item 9 (and Item 12) thereof the company’s earnings for the first quarter of 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc. Registrant

May 2, 2003	/s/ David H. Fleischman

Date	David H. Fleischman
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	By:	/s/ William R. Cruz

Date		William R. Cruz Co-Chairman of the Board and Co-Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CO-CHIEF EXECUTIVE OFFICER

I, Ralph L. Cruz, Co-Chairman of the Board and Co-Chief Executive Officer of TradeStation Group, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TradeStation Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	By:	/s/ Ralph L. Cruz

Date		Ralph L. Cruz Co-Chairman of the Board and Co-Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CHIEF FINANCIAL OFFICER

I, David H. Fleischman, Chief Financial Officer of TradeStation Group, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TradeStation Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	By:	/s/ David H. Fleischman

Date		David H. Fleischman Chief Financial Officer, Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

99.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.
99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.