Form 10-Q
period 2003-06-30
TRADESTATION GROUP INC
filed 2003-08-12
CIK 1111559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No    ☐

     As of July 29, 2003, there were 40,703,068 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $2,842,747 and $3,427,290 at June 30, 2003 and December 31, 2002, respectively	$23,085,548	$16,410,146
Receivables from clearing firms	480,786	751,220
Accounts receivable	156,619	181,826
Income tax receivable	873,949	—
Property and equipment, net	3,858,099	4,348,752
Intangible assets, net	154,380	244,337
Other assets	601,826	681,513

Total assets	$29,211,207	$22,617,794

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Accounts payable	$1,888,896	$1,947,602
Accrued expenses	6,636,308	6,894,616
Capital lease obligations	534,851	1,382,264

Total liabilities	9,060,055	10,224,482

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 40,659,920 and 39,588,881 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	406,599	395,889
Additional paid-in capital	47,469,844	44,866,130
Accumulated deficit	(27,725,291)	(32,833,307)
Accumulated other comprehensive loss	—	(35,400)

Total shareholders’ equity	20,151,152	12,393,312

Total liabilities and shareholders’ equity	$29,211,207	$22,617,794

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUES:
Brokerage revenues	$12,720,649	$9,797,580	$23,682,872	$16,645,846
Subscription fees	1,694,372	1,533,129	3,405,459	3,193,271
Other	554,435	892,080	1,193,688	2,062,861

Total revenues	14,969,456	12,222,789	28,282,019	21,901,978

OPERATING EXPENSES:
Clearing and execution costs	4,810,867	2,429,540	8,304,232	4,369,435
Data center costs	985,696	1,211,031	2,019,701	2,423,196
Technology development	1,867,161	2,340,641	3,717,854	4,687,761
Sales and marketing	2,721,353	3,506,201	5,291,467	6,745,710
General and administrative	2,360,850	2,496,305	4,518,035	5,420,051
Amortization of intangibles	52,479	258,548	104,957	514,320

Total operating expenses	12,798,406	12,242,266	23,956,246	24,160,473

Income (loss) from operations	2,171,050	(19,477)	4,325,773	(2,258,495)

OTHER INCOME (EXPENSE), net	(29,280)	361,081	(18,586)	348,297

Income (loss) before income taxes	2,141,770	341,604	4,307,187	(1,910,198)

INCOME TAX PROVISION (BENEFIT)	(714,046)	326	(800,829)	326

Net income (loss)	$2,855,816	$341,278	$5,108,016	$(1,910,524)

EARNINGS (LOSS) PER SHARE:
Basic	$0.07	$0.01	$0.13	$(0.04)

Diluted	$0.07	$0.01	$0.12	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,092,803	44,547,816	39,843,096	44,547,816

Diluted	43,588,162	44,600,584	42,093,040	44,547,816

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,108,016	$(1,910,524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,139,575	1,517,584
Loss on sale of investments	54,823	—
Gain on sale of intangible assets	—	(287,500)
Compensation expense on stock option grants	—	37,692
(Increase) decrease in:
Receivables from clearing firms	270,434	(1,163,258)
Accounts receivable	25,207	125,825
Income tax receivable	(873,949)	—
Other assets	13,687	(311,432)
Increase (decrease) in:
Accounts payable	(58,706)	423,774
Accrued expenses	(258,308)	516,010

Net cash provided by (used in) operating activities	5,420,779	(1,051,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(543,965)	(246,055)
Decrease in restricted cash	584,543	132,684
Proceeds from sale/maturity of investments	46,577	311,558
Proceeds from sale of intangible assets	—	1,000,000
Acquisition of intangible assets	(15,000)	(100,000)

Net cash provided by investing activities	72,155	1,098,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,614,424	21,860
Repayment of capital lease obligations	(847,413)	(548,184)

Net cash provided by (used in) financing activities	1,767,011	(526,324)

NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS	7,259,945	(479,966)
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	12,982,856	16,364,309

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$20,242,801	$15,884,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$53,666	$124,874

Cash paid (received) for income taxes, net	$71,217	$(19,746)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$—	$1,049,322

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to
the three and six months ended June 30, 2003 and 2002 are unaudited)

     TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2003, the consolidated results of operations for the three and six months ended June 30, 2003 and 2002 and the consolidated cash flows for the six months ended June 30, 2003 and 2002 have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1) EARNINGS (LOSS) PER SHARE

     Weighted average shares outstanding for the three and six months ended June 30, 2003 and 2002 are calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Weighted average shares outstanding (basic)	40,092,803	44,547,816	39,843,096	44,547,816
Impact of dilutive stock options and warrants after applying the treasury stock method	3,495,359	52,768	2,249,944	—

Weighted average shares outstanding (diluted)	43,588,162	44,600,584	42,093,040	44,547,816

     Stock options and warrants outstanding for the three and six months ended June 30, 2003 and 2002, which are not included in the calculation of diluted earnings (loss) per share because their impact is antidilutive, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Stock options	465,685	6,574,791	465,685	6,722,481

Warrants (expiring June 2004)	—	386,369	—	386,369

(2) STOCK-BASED COMPENSATION — PRO FORMA NET INCOME (LOSS)

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued. Such compensation expense for the three and six months ended June 30, 2002 was approximately $8,000 and $38,000, respectively. No such compensation expense was recorded for the three and six months ended June 30, 2003.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$2,855,816	$341,278	$5,108,016	$(1,910,524)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(468,743)	(633,273)	(976,482)	(1,245,720)

Pro forma net income (loss)	$2,387,073	$(291,995)	$4,131,534	$(3,156,244)

Earnings (loss) per share:
Basic, as reported	$0.07	$0.01	$0.13	$(0.04)

Diluted, as reported	$0.07	$0.01	$0.12	$(0.04)

Basic, pro forma	$0.06	$(0.01)	$0.10	$(0.07)

Diluted, pro forma	$0.05	$(0.01)	$0.10	$(0.07)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Risk free interest rate	2%	4%	2%	4%
Dividend yield	—	—	—	—
Volatility factor	68%	66%	68%	66%
Weighted average life (years)	4	4	4	4

(3) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. In June 2003, the Company recorded a loss of $55,000 when it sold an investment in corporate stock, classified as an available-for-sale security, at market value. Prior to the sale of such investment, temporary unrealized holding gains and losses were excluded from earnings and reported in comprehensive income (loss).

     A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$2,855,816	$341,278	$5,108,016	$(1,910,524)
Unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax	707	—	(19,423)	—
Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax	54,823	—	54,823	—

Comprehensive income (loss)	$2,911,346	$341,278	$5,143,416	$(1,910,524)

(4) ACCRUED EXPENSES

     Accrued expenses consist of the following as of June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

Payroll and related accruals	$1,006,009	$923,896
Data and exchange fees	919,765	768,000
Deferred rent and related concessions	811,491	770,205
Uninsured loss reserves	675,000	750,000
Estimated loss on sublease of facilities	581,023	732,839
Consulting and professional fees	554,009	607,740
Clearing deposits	425,211	416,731
Other	1,663,800	1,925,205

	$6,636,308	$6,894,616

     “Other” includes customer credits, commissions to third parties, technical support costs, advertising, returns, event termination fees (at December 31, 2002), and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(5) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). As defined in both, TradeStation Securities is required to maintain net capital equal to the greater of $250,000 or 1/15th of aggregate indebtedness. Also, the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. As of June 30, 2003, TradeStation Securities had net capital of $10.1 million, which was $9.6 million in excess of its required net capital of $520,000, and a ratio of aggregate indebtedness to net capital of 0.77 to 1. As of December 31, 2002, TradeStation Securities had net capital of $8.3 million, which was $8.0 million in excess of its required net capital of $273,000, and a ratio of aggregate indebtedness to net capital of 0.49 to 1.

(6) SEGMENT AND RELATED INFORMATION

     For the three and six months ended June 30, 2003 and 2002, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
Brokerage services	$12,794,637	$9,735,548	$23,785,185	$16,583,814
Software products and services	5,164,044	5,318,941	11,332,209	8,871,364
Eliminations	(2,989,225)	(2,831,700)	(6,835,375)	(3,553,200)

	$14,969,456	$12,222,789	$28,282,019	$21,901,978

Income (loss) from operations:
Brokerage services	$851,890	$(188,251)	$622,322	$(399,579)
Software products and services	1,319,160	168,774	3,703,451	(1,858,916)

	$2,171,050	$(19,477)	$4,325,773	$(2,258,495)

	As of	As of
	June 30,	December 31,
	2003	2002

Identifiable assets:
Brokerage services	$19,749,376	$14,585,643
Software products and services	9,461,831	8,032,151

	$29,211,207	$22,617,794

(7) INCOME TAX PROVISION (BENEFIT)

     During the three and six months ended June 30, 2003, the Company recorded an income tax benefit, net of expense, of $714,000 and $801,000, respectively, comprised of refunds related to prior year federal income tax returns (see below), and a state income tax refund received during the 2003 first quarter for the overpayment of a prior year’s income tax, partially offset by an increase to the valuation allowance established for the amount due under the current year’s alternative minimum tax calculation. Other than the increase to the valuation allowance for the amount due under the current year’s alternative minimum tax calculation, the income tax expense associated with net operating income generated during the six months ended June 30, 2003 was totally offset by a reduction to the previously established valuation allowance associated with deferred tax assets, primarily net operating loss carryforwards.

     In February 2003, in connection with an Internal Revenue Service (“IRS”) audit of a prior year’s federal income tax return, the Company learned that it was entitled to a $72,000 refund related to research and development tax credits. The Company recorded that benefit in the 2003 first quarter. Also in conjunction with the IRS audit, in late April 2003 the Company was advised that it was due a refund relating to its 1997 income taxes paid. Accordingly, during the 2003 second quarter, the Company recorded a benefit of approximately $802,000.

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements were effective for financial statements ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN No. 46 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Most of the guidance in SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, applied prospectively. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial position, results of operations or cash flows.

     (9) COMMITMENTS AND CONTINGENCIES

     Restricted Cash

     As of June 30, 2003, the Company had $2.8 million of restricted cash, broken down as follows: (i) $2.4 million of cash supporting a ten-year lease agreement; (ii) $372,000 of cash reserved for the benefit of certain customers; and (iii) $81,000 of cash securing a letter of credit, which secures an equipment lease.

     Litigation and Claims

     On July 25, 2003, Benedict S. Gambino, a former principal of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock (the “Share Purchase”) in a privately-negotiated transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. The lawsuit alleges violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentations, breach of fiduciary duty and breach of contract in connection with the Share Purchase and seeks rescission of the Share Purchase or compensatory damages, plus interest, costs and attorneys’ fees. The Company believes the allegations are baseless, intends to defend itself and the executives vigorously in court and expects to prevail in the litigation.

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

     On February 11, 2003, the plan administrator appointed under the reorganization plan in the Chapter 11 bankruptcy of Bridge Information Systems, Inc. and its affiliates filed an adversary complaint against TradeStation Technologies and the Company in the United States Bankruptcy Court for the Eastern District of Missouri demanding that the Company and TradeStation Technologies return payments made to TradeStation Technologies by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferences under the federal bankruptcy code as a result of being made to TradeStation Technologies during the ninety-day period immediately preceding the Chapter 11 bankruptcy filing. The Company believes this claim to be without merit on various grounds and intends to vigorously defend this claim.

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

     Capital Lease Obligations And Operating Lease Commitments

     A summary of capital and operating leases (net of subleases) as of June 30, 2003 is as follows:

	Capital Lease	Operating
Year	Obligations	Leases	Total

Remainder of 2003	$371,697	$1,492,315	$1,864,012
2004	205,357	2,655,028	2,860,385
2005	8,213	2,304,957	2,313,170
2006	—	2,201,036	2,201,036
2007	—	1,923,974	1,923,974
Thereafter (cumulative)	—	8,848,498	8,848,498

	585,267	19,425,808	20,011,075
Less interest and taxes	(50,416)	—	(50,416)

Total	$534,851	$19,425,808	$19,960,659

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

Recent Developments

     In May 2003, as a result of a substantial futures clearing cost rate increase imposed by our former futures clearing firm, we changed clearing firms. By the end of the quarter, more than 99% of our futures trading volume had been transferred to the new clearing firm. If we had cleared through our new futures clearing firm for the entire quarter, we estimate clearing costs would have decreased by approximately $400,000.

     In July 2003, we announced our plans to begin self-clearing stock trades for our active trader accounts by January 1, 2004. We have entered into a contract with a third party to support back-office transaction processing functionality for the clearing and settlement of trades. We expect that self-clearing of our active trader client stock trades will have a significant positive impact on our results shortly after self-clearing operations begin. Based upon our expected client monthly share volume during 2004 and other factors, and assuming that no unexpected costs are incurred or items that negatively impact revenue occur, we expect that positive impact to generate at least an additional $4.0 million of pre-tax income in 2004.

Results of Operations

     For the three and six months ended June 30, 2003 and 2002, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. All intercompany transactions are eliminated in consolidation. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment:

	Three Months Ended				Three Months Ended
	June 30, 2003				June 30, 2002

		Software				Software
		Products				Products
	Brokerage	And	Elimin-		Brokerage	And	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total

		(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$12,721	$—	$—	$12,721	$9,736	$—	$62	$9,798
Subscription fees	—	4,684	(2,990)	1,694	—	4,365	(2,832)	1,533
Other	74	480	—	554	—	954	(62)	892

Total revenues	12,795	5,164	(2,990)	14,969	9,736	5,319	(2,832)	12,223

Operating expenses:
Clearing and execution costs	4,811	—	—	4,811	2,430	—	—	2,430
Data center costs	3,028	948	(2,990)	986	2,832	1,211	(2,832)	1,211
Technology development	368	1,499	—	1,867	124	2,216	—	2,340
Sales and marketing	2,521	200	—	2,721	3,161	345	—	3,506
General and administrative	1,215	1,146	—	2,361	1,377	1,119	—	2,496
Amortization of intangible assets	—	52	—	52	—	259	—	259

Total operating expenses	11,943	3,845	(2,990)	12,798	9,924	5,150	(2,832)	12,242

Income (loss) from operations	$852	$1,319	$—	$2,171	$(188)	$169	$—	$(19)

	Six Months Ended				Six Months Ended
	June 30, 2003				June 30, 2002

		Software				Software
		Products				Products
	Brokerage	And	Elimin-		Brokerage	And	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total

		(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$23,683	$—	$—	$23,683	$16,584	$—	$62	$16,646
Subscription fees	—	10,240	(6,835)	3,405	—	6,746	(3,553)	3,193
Other	102	1,092	—	1,194	—	2,125	(62)	2,063

Total revenues	23,785	11,332	(6,835)	28,282	16,584	8,871	(3,553)	21,902

Operating expenses:
Clearing and execution costs	8,304	—	—	8,304	4,369	—	—	4,369
Data center costs	6,901	1,954	(6,835)	2,020	3,553	2,423	(3,553)	2,423
Technology development	692	3,026	—	3,718	231	4,457	—	4,688
Sales and marketing	4,960	331	—	5,291	6,038	708	—	6,746
General and administrative	2,306	2,212	—	4,518	2,792	2,628	—	5,420
Amortization of intangible assets	—	105	—	105	—	514	—	514

Total operating expenses	23,163	7,628	(6,835)	23,956	16,983	10,730	(3,553)	24,160

Income (loss) from operations	$622	$3,704	$—	$4,326	$(399)	$(1,859)	$—	$(2,258)

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2002 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

     Income Taxes. Management determines any valuation allowance recorded against our net deferred income tax assets, which includes the benefit from net operating loss carryforwards. For all periods presented, a valuation allowance was adjusted to offset the tax expense or benefit of all current period changes in deferred income taxes. As of June 30, 2003, we have approximately $8.5 million of deferred income tax assets that have been fully reserved, which relate primarily to net operating loss carryforwards, the benefit of which may be recorded in future periods should realization become more likely than not. See “Income Taxes” below.

     Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, were accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During the first quarter of 2003, we reduced our accruals by

$98,000 as a result of the settlement of one of those claims for an amount lower than the amount we estimated. See “Six Months Ended June 30, 2003 and 2002 - Brokerage Services Segment — Operating Expenses — General and Administrative.”

     Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using current market factors, we estimated the potential losses relating to the sublease of facilities that we will no longer occupy. During the six months ended June 30, 2003, net payments of $152,000 were applied against this accrual, resulting in a balance of $581,000 as of June 30, 2003. See “Brokerage Services Segment — Operating Expenses — General and Administrative.”

Three Months Ended June 30, 2003 and 2002

Overall

     Total revenues were $15.0 million for the three months ended June 30, 2003, as compared to $12.2 million for the three months ended June 30, 2002, an increase of $2.8 million, or 22%, due primarily to an increase in brokerage revenues.

     Income from operations was $2.2 million for the three months ended June 30, 2003, as compared to a loss from operations of $19,000 for the three months ended June 30, 2002, an improvement of $2.2 million. This improvement was due to higher brokerage revenues offset by an increase in related clearing and execution costs, and decreases in all other operating expense categories.

     Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents, offset by interest expense related to capital lease obligations and bank fees, as well as other gains and losses on the sale of assets. Other expense, net was $29,000 for the three months ended June 30, 2003, as compared to other income, net of $361,000 for the three months ended June 30, 2002. The decrease of $390,000 was due primarily to the 2002 second quarter gain of $287,500 recorded on the sale of legacy customer accounts, a loss during the 2003 second quarter of $55,000 on the sale of investments in corporate stock, and a decrease in interest income of $49,000 due to lower interest rates.

     Income tax benefit, net of expense, of $714,000 was recorded during the three months ended June 30, 2003. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues were $12.8 million for the three months ended June 30, 2003, as compared to $9.7 million for the three months ended June 30, 2002, an increase of $3.1 million, or 31%, due primarily to increased brokerage revenues.

     Brokerage Revenues. Brokerage revenues are comprised primarily of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. For the three months ended June 30, 2003, brokerage revenues were $12.7 million (which included brokerage commissions and fees of $10.3 million) as compared to brokerage revenues of $9.7 million (which included brokerage commissions and fees of $8.9 million) for the three months ended June 30, 2002. This increase of $3.0 million, or 31%, was due primarily to increased brokerage commissions of $1.4 million on higher trading volume and increased platform fees and interest sharing of $1.6 million related to brokerage client account growth.

     In April 2002, our new brokerage commission plan — one that charges traders fees based solely upon the share volume of client trades as opposed to per ticket charges — became effective. The new plan, as expected, significantly reduced our commissions per trade. This reduction was partially offset by charging brokerage clients monthly platform fees. In August 2002, we modified our price per share plan by reducing the price per share. Effective March 31, 2003, we reduced our commission pricing for futures and options trades. Additionally, 2003 media advertising expenditures have been reduced as compared to 2002. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve revenue growth with reduced advertising expenditures, are challenges we expect to face for the foreseeable future.

     Other Revenues. Other revenues are comprised primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform. Other revenues for the three months ended June 30, 2003 were $74,000. There were no other revenues for the three months ended June 30, 2002.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and execution costs were $4.8 million for the three months ended June 30, 2003, as compared to $2.4 million for the three months ended June 30, 2002, an increase of $2.4 million, or 98%, due primarily to increased trading volume related to brokerage client account growth and, to a lesser extent, a substantial increase in futures clearing costs. In May 2003, as a result of that substantial futures clearing cost rate increase, we changed clearing firms. By the end of the quarter, more than 99% of our futures trading volume had been transferred to the new clearing firm. If we had cleared through our new futures clearing firm for the entire 2003 second quarter, we estimate clearing costs would have decreased by approximately $400,000.

     Clearing and execution costs as a percentage of brokerage revenues increased to 38% for the three months ended June 30, 2003, from 25% for the three months ended June 30, 2002, due to: (i) the lower gross margins that resulted from our equities per share pricing structure first offered in the second quarter of 2002, (ii) price reductions subsequent to the second quarter of 2002, including the August 2002 reduction of our equities per share pricing structure, (iii) the March 31, 2003 reduction of our pricing for futures and options trades, and (iv) increased costs for futures clearing imposed by our former futures clearing firm. We believe that clearing costs as a percentage of brokerage revenues will decrease in the 2003 third quarter based upon our change of futures clearing firms.

     Data Center Costs. Data center costs are primarily intercompany subscription fees paid to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients. See “Technology Development” below. Data center costs for the three months ended June 30, 2003 were $3.0 million, as compared to $2.8 million for the three months ended June 30, 2002, an increase of $196,000, or 7%, due primarily to the increased number of brokerage accounts during 2003 as compared to 2002, offset by a decrease in intercompany fees made retroactive to the first quarter of 2003. This intercompany charge of approximately $600,000 had no effect on the consolidated results. See “Software Products and Services Segment — Revenues — Subscription Fees” and “- Operating Expenses — Data Center Costs.”

     Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended June 30, 2003 were $368,000, as compared to $124,000 for the three months ended June 30, 2002, an increase of $244,000, or 197%, due to increased personnel and related costs as a result of an increased number of technology development employees. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment - Operating Expenses — Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and web-site maintenance and administration costs. Sales and marketing expenses were $2.5 million for the three months ended June 30, 2003, as compared to $3.2 million for the three months ended June 30, 2002, a decrease of $640,000, or 20%. This decrease was due primarily to decreased advertising and promotional costs of $559,000 and, to a lesser extent, decreased personnel and related costs of $153,000.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $1.2 million for the three months ended June 30, 2003, as compared to $1.4 million for the three months ended June 30, 2002, a decrease of $162,000, or 12%. This decrease is due primarily to a decrease in facility costs of $106,000, mainly due to estimated loss on the sublease of facilities recorded during 2002 related to facilities that we no longer occupy and, to a lesser extent, a decrease in communication costs of $48,000. See “Critical Accounting Policies and Estimates - Sublease of Facilities.”

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were $5.2 million for the three months ended June 30, 2003, as compared to $5.3 million for the three months ended June 30, 2002, a decrease of $155,000, or 3%, due primarily to a decrease in other revenues (which relate primarily to our legacy software business, which is no longer a primary focus) partially offset by an increase in subscription fees.

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Subscription fees were $4.7 million for the three months ended June 30, 2003, as compared to $4.4 million for the three months ended June 30, 2002, an increase of $319,000, or 7%. Excluding Intercompany Subscription Fees, subscription fees were $1.7 million for the three months ended June 30, 2003, as compared to $1.5 million for the three months ended June 30, 2002, an increase of $161,000, or 11% as a result of higher-priced subscription offerings during 2003. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees that are derived from direct sales of our legacy client software products. Other revenues were $480,000 for the three months ended June 30, 2003, as compared to $954,000 for the three months ended June 30, 2002, a decrease of $474,000, or 50%. This expected decrease is the result of no longer offering these products domestically since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our co-location facilities, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended June 30, 2003 were $948,000, as compared to $1.2 million for the three months ended June 30, 2002, a decrease of $263,000, or 22%. The decrease is due primarily to lower data distribution and exchange fees, and lower server costs. The decrease in data distribution and exchange fees resulted from approximately $75,000 of credits received from data providers and increased recovery of exchange fees from client accounts, partially offset by incremental costs related to account growth.

     Technology Development. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and, in the prior year, the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $1.5 million for the three months ended June 30, 2003, as compared to $2.2 million for the three months ended June 30, 2002, a decrease of $717,000, or 32%, due primarily to decreased personnel and related costs of $541,000 (due to 24, or 28%, fewer employees at June 30, 2003, as compared to June 30, 2002), and decreased facility costs of $104,000 related to the consolidation of our facilities during June 2002.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being to continue to build an online brokerage firm for active and institutional traders. Sales and marketing expenses have consisted primarily of personnel costs for customer support centers and facility costs. Sales and marketing expenses were $200,000 for the three months ended June 30, 2003, as compared to $345,000 for the three months ended June 30, 2002, a decrease of $145,000, or 42%, due primarily to decreases in personnel and related costs of $132,000.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.1 million for both the three months ended June 30, 2003 and 2002.

     Amortization of Intangible Assets. Amortization of intangible assets includes amortization related to the October 1999 acquisition of Window On WallStreet Inc., which was accounted for under the purchase method of accounting, and amortization of data rights and other intangible assets. Amortization of intangible assets was $52,000 for the three months ended June 30, 2003, as compared to $259,000 for the three months ended June 30, 2002, a decrease of $207,000, or 80%. The decrease was due primarily to certain Window On WallStreet intangible assets becoming fully amortized in October 2002.

Six Months Ended June 30, 2003 and 2002

Overall

     Total revenues were $28.3 million for the six months ended June 30, 2003, as compared to $21.9 million for the six months ended June 30, 2002, an increase of $6.4 million, or 29%, due primarily to an increase in brokerage revenues, partially offset by a decrease in other revenues.

     Income from operations was $4.3 million for the six months ended June 30, 2003, as compared to a loss from operations of $2.3 million for the six months ended June 30, 2002, an improvement of $6.6 million. This improvement was due primarily to higher brokerage revenues offset by an increase in related clearing and execution costs, and decreases in all other operating expense categories.

     Other expense, net was $19,000 for the six months ended June 30, 2003, as compared to other income, net of $348,000 for the six months ended June 30, 2002. The decrease of $367,000 was due primarily to a gain of $287,500 recorded on the sale of legacy customer accounts during the second quarter of 2002, a loss of $55,000 on the sale of investments in corporate stock during the second quarter of 2003, and a decrease in interest income of $62,000, partially offset by a decrease in interest expense related to capital lease obligations of $50,000.

     Income tax benefit, net of expense, of $801,000 was recorded during the six months ended June 30, 2003. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues were $23.8 million for the six months ended June 30, 2003, as compared to $16.6 million for the six months ended June 30, 2002, an increase of $7.2 million, or 43%, due primarily to increased brokerage revenues.

     Brokerage Revenues. For the six months ended June 30, 2003, brokerage revenues were $23.7 million (which included brokerage commissions and fees of $19.1 million) as compared to brokerage revenues of $16.6 million (which included brokerage commissions and fees of $15.4 million) for the six months ended June 30, 2002. This increase of $7.1 million, or 43%, was due primarily to increased brokerage commissions of $3.7 million on higher trading volume and increased platform fees and interest sharing of $3.4 million related to brokerage client account growth.

     Other Revenues. Other revenues from training workshops were $102,000 for the six months ended June 30, 2003. There were no other revenues for the six months ended June 30, 2002.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs were $8.3 million for the six months ended June 30, 2003, as compared to $4.4 million for the six months ended June 30, 2002, an increase of $3.9 million, or 90%, due primarily to increased trading volume related to brokerage client account growth and, to a lesser extent, increased futures clearing costs prior to our May 2003 change in our futures clearing firm. Clearing and execution costs as a percentage of brokerage revenues increased to 35% for the six months ended June 30, 2003, from 26% for the six months ended June 30, 2002, due to: (i) the lower gross margins that resulted from our equities per share pricing structure first offered in the second quarter of 2002, (ii) price reductions subsequent to the second quarter of 2002, including the August 2002 reduction of our equities per share pricing structure, (iii) the March 31, 2003 reduction of our pricing for futures and options trades, and (iv) increased costs for futures clearing imposed by our former futures clearing firm.

     Data Center Costs. Data center costs were $6.9 million for the six months ended June 30, 2003, as compared to $3.6 million for the six months ended June 30, 2002, an increase of $3.3 million, or 94%, due primarily to the increased number of brokerage accounts during 2003 as compared to 2002. See “Software Products and Services Segment — Revenues — Subscription Fees” and “- Operating Expenses — Data Center Costs.”

     Technology Development. Technology development expenses for the six months ended June 30, 2003 were $692,000, as compared to $231,000 for the six months ended June 30, 2002, an increase of $461,000, or 200%, due to increased personnel and related costs as a result of an increased number of technology development employees.

     Sales and Marketing. Sales and marketing expenses were $5.0 million for the six months ended June 30, 2003, as compared to $6.0 million for the six months ended June 30, 2002, a decrease of $1.0 million, or 18%. This decrease was due primarily to decreased advertising and promotional costs of $871,000 and decreased personnel and related costs of $241,000.

     General and Administrative. General and administrative expenses were $2.3 million for the six months ended June 30, 2003, as compared to $2.8 million for the six months ended June 30, 2002, a decrease of $486,000, or 17%. This decrease is due primarily to a decrease in facility costs of $396,000 (mainly related to the estimated loss on the sublease of facilities recorded during 2002 related to facilities that we no longer occupy), and, to a lesser extent, a favorable settlement which resulted in a $98,000 reduction of our accrual for uninsured loss reserves and related legal fees and a decrease in personnel and related costs of $78,000. See “Critical Accounting Policies and Estimates - Sublease of Facilities” and “- Uninsured Loss Reserves.”

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were $11.3 million for the six months ended June 30, 2003, as compared to $8.9 million for the six months ended June 30, 2002, an increase of $2.4 million, or 28%, due primarily to an increase in subscription fees, partially offset by a decrease in other revenues (which relate primarily to our legacy software business, which is no longer a primary focus).

     Subscription Fees. Subscription fees were $10.2 million for the six months ended June 30, 2003, as compared to $6.7 million for the six months ended June 30, 2002, an increase of $3.5 million, or 52%, due primarily to a $3.3 million increase in Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees were $3.4 million for the six months ended June 30, 2003, as compared to $3.2 million for the six months ended June 30, 2002, an increase of $212,000, or 7% as a result of higher-priced subscription offerings during 2003. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues were $1.1 million for the six months ended June 30, 2003, as compared to $2.1 million for the six months ended June 30, 2002, a decrease of $1.0 million, or 49%. This expected decrease is the result of no longer offering legacy client software products domestically since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs for the six months ended June 30, 2003 were $2.0 million, as compared to $2.4 million for the six months ended June 30, 2002, a decrease of $469,000, or 19%. The decrease is due primarily to lower data distribution and exchange fees and lower server costs associated with the conversion of certain operating leases to capital leases. The decrease in data distribution and exchange fees resulted from approximately $208,000 of credits received from data providers and increased recovery of exchange fees from client accounts, partially offset by incremental costs related to account growth.

     Technology Development. Technology development expenses were $3.0 million for the six months ended June 30, 2003, as compared to $4.5 million for the six months ended June 30, 2002, a decrease of approximately $1.5 million, or 32%, due primarily to decreased personnel and related costs of $1.1 million (due to 24, or 28%, fewer employees at June 30, 2003 as compared to June 30, 2002), decreased facility costs of $177,000 related to the June 2002 consolidation of our facilities, and, to a lesser extent, decreases in communication costs and consulting fees.

     Sales and Marketing. Sales and marketing expenses were $331,000 for the six months ended June 30, 2003, as compared to $708,000 for the six months ended June 30, 2002, a decrease of $377,000, or 53%, due primarily to a decrease in personnel and related costs of $283,000 and a favorable resolution of an event cancellation dispute which resulted in a reduction of expenses during the six months ended June 30, 2003 of $112,000.

     General and Administrative. General and administrative expenses were $2.2 million for the six months ended June 30, 2003, as compared to $2.6 million for the six months ended June 30, 2002, a decrease of $416,000, or 16%, due primarily to decreases in professional fees of $271,000 and personnel and related costs of $232,000.

     Amortization of Intangible Assets. Amortization of intangible assets was $105,000 for the six months ended June 30, 2003, as compared to $514,000 for the six months ended June 30, 2002, a decrease of $409,000, or 80%. The decrease was due primarily to certain Window On WallStreet intangible assets becoming fully amortized in October 2002.

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

Income Taxes

     During the three and six months ended June 30, 2003, we recorded an income tax benefit, net of expense, of $714,000 and $801,000, respectively, comprised of refunds related to prior year federal income tax returns (see below), and a state income tax refund received during the 2003 first quarter for the overpayment of a prior year’s income tax, partially offset by an increase to the valuation allowance established for the amount due under the current year’s alternative minimum tax calculation. Other than the increase to the valuation allowance for the amount due under the current year’s alternative minimum tax calculation, the income tax expense associated with net operating income generated during the six months ended June 30, 2003 was totally offset by a reduction to the previously established valuation allowance associated with deferred tax assets, primarily net operating loss carryforwards.

     In February 2003, in connection with an Internal Revenue Service (“IRS”) audit of a prior year’s federal income tax return, we learned that we were entitled to a $72,000 refund related to research and development tax credits. We recorded that benefit in the 2003 first quarter. Also in conjunction with the IRS audit, in late April 2003 we were advised that we were due a refund relating to our 1997 income taxes paid. Accordingly, during the 2003 second quarter, we recorded a benefit of approximately $802,000.

     For the three and six months ended June 30, 2002, taxes totaling $326 were provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during the three and six months ended June 30, 2002.

Liquidity and Capital Resources

     As of June 30, 2003, we had cash and cash equivalents of $23.1 million, of which $2.8 million was restricted. Restricted cash supports a facility lease, certain customer agreements, and a stand-by letter of credit securing an equipment lease. In accordance with contractual agreements, during the third and fourth quarters of 2003 restrictions of $243,000 and $26,000, respectively, will be released. See Note 9 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES — Restricted Cash.

     A summary of our capital and operating leases (net of subleases) as of June 30, 2003 is as follows:

	Capital Lease	Operating
Year	Obligations	Leases	Total

Remainder of 2003	$371,697	$1,492,315	$1,864,012
2004	205,357	2,655,028	2,860,385
2005	8,213	2,304,957	2,313,170
2006	—	2,201,036	2,201,036
2007	—	1,923,974	1,923,974
Thereafter (cumulative)	—	8,848,498	8,848,498

	585,267	19,425,808	20,011,075
Less interest and taxes	(50,416)	—	(50,416)

Total	$534,851	$19,425,808	$19,960,659

     Although as of June 30, 2003 we had no material purchase obligations, we anticipate, in connection with the expected growth of our brokerage business, capital expenditures of approximately $2.7 million for the remainder of 2003. These expenditures are expected to be funded through operating cash flows.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash provided by operating activities during the six months ended June 30, 2003 totaled $5.4 million, compared to cash used in operating activities of $1.1 million in the comparable period of 2002. Net cash provided by operating activities during the six months ended June 30, 2003 was due primarily to net income and a reduction in receivables from clearing firms, partially offset by the recording of an income tax receivable and reductions in accrued expenses. Net cash used in operating activities during the six months ended June 30, 2002 was due primarily to operating losses, an increase in receivables from clearing firms, and an increase in other assets, partially offset by increases in accounts payable and accrued expenses.

     Investing activities provided cash of $72,000 and $1.1 million during the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, cash provided by investing activities consisted primarily of a decrease in restricted cash, and, to a lesser extent, proceeds from the sale of investments, partially offset by capital expenditures. For the six months ended June 30, 2002, cash provided by investing activities consisted primarily of cash proceeds from the sale of certain legacy customer accounts during the second quarter of 2002.

     Financing activities provided cash of $1.8 million during the six months ended June 30, 2003 and used cash of $526,000 during the six months ended June 30, 2002. Proceeds from issuance of common stock from our incentive stock plans and employee stock purchase plan provided cash of $2.6 million and $22,000 during the six months ended June 30, 2003 and 2002, respectively. Repayment of capital lease obligations were $847,000 and $548,000 for the six months ended June 30, 2003 and 2002, respectively.

     In connection with the initial public offering of the predecessor to TradeStation Securities, warrants to purchase up to 225,000 shares of that predecessor company’s common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 9, 2004. We assumed such warrants in connection with the merger between TradeStation Technologies and TradeStation Securities, and, based on the 1.7172 to 1 merger conversion ratio, the underwriters may purchase up to 386,369 shares of the company’s common stock at an exercise price of $6.73. In July 2003, we filed a registration statement (subject to completion) with the Securities and Exchange Commission to register the warrants and the 386,369 shares of common stock which will be issuable upon the exercise of such warrants. While we will not receive any proceeds from the sale of the warrants or the shares of common stock by the holders of the warrants, we will receive the exercise price payable per share by each warrant holder in connection with the purchase of the shares of common stock by such holders from the Company.

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

Recently Issued Accounting Standards

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements were effective for financial statements ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on our consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51,

Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of FIN No. 46 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Most of the guidance in SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, applied prospectively. We do not believe that the adoption of SFAS No. 149 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

     There Are Several Factors That May Cause Fluctuations In Our Quarterly Operating Results, Which Could Result In Significant Volatility In Our Stock Price

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	the effect of changes to our commission pricing structure (since the 2002 second quarter we have continuously reduced commission pricing), and of additional price reductions that may be implemented in the future (our most recent reduction was to our commission pricing for futures and options trades effective March 31, 2003);

•	market or competitive pressure to continue to lower commissions and fees charged to customers;

•	the non-recurring effect in a quarter of federal and state tax refunds or adjustments or of credits given by vendors;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which have undergone significant change recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns, particularly our decision to reduce advertising expenditures during 2003;

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market);

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations, our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of enhancements to the TradeStation 7 electronic trading platform (and future versions);

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	general economic and market factors that affect active trading, including market volume, market volatility, market direction, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	pending or potential third-party claims that turn out to be significantly more (or less) costly, in terms of both judgment or settlement amounts and legal expenses, than we currently estimate or expect;

•	costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market; and

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third party claims that may arise from time to time — as of June 1, 2002, we have not carried errors or omissions insurance for third party claims).

     Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

     Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. There have been for the past 3 years, and may continue to be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading has decreased or in the future decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, such as has recently occurred, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Also, unfavorable market conditions may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

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

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing firms in order to provide market data and news and clearing and account services, respectively, to our customers. We obtain the market data and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges and news sources, and the clearing and back-office account services are obtained from established brokerage clearing firms. The data contracts typically provide for royalties based on usage or minimums, and the clearing contracts provide for transactional clearing fees and charges. There can be no assurance that we will be able to renew or maintain contracts or acceptable price levels. In fact, we recently changed our futures clearing firm in response to a substantial increase in our clearing costs recently imposed by our former futures clearing firm.

     If any of our relationships becomes unfavorable (like our former futures clearing relationship did) or is terminated, or if we decide to provide data services directly from the exchanges, which we may, in the not-too-distant future, decide to do (we already are providing futures data directly via interfaces with CME and CBOT), or self-clear client trades and carry client accounts, which we currently contemplate doing with respect to active trader equity trades and accounts by January 1, 2004, we then face significant infrastructure expansion costs, and would be engaging in business operations in which we have little or no prior experience. These risks and uncertainties need to be considered when evaluating the potential cost-benefit and operational efficiency and quality that our direct performance of such services would provide. As a general matter, termination of our relationship with one or more of these third parties could have a material adverse effect on our business, financial condition, results of operations and prospects.

     We Plan To Begin Self-Clearing Equity Trades For Active Trader Accounts

     We plan to begin self-clearing equity trades for our active trader accounts by January 1, 2004. Currently, all of our client’s equity trades are cleared through Bear Stearns, our clearing agent. There can be no assurance that we will obtain all of the approvals and memberships required to conduct self-clearing operations as a broker-dealer. In addition, there can be no assurance that we will be successful in seamlessly converting the clearing of active trader stock trades from Bear Stearns to self-clearing operations. We have no self-clearing experience and the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors.

     We May Not Be Able To Adequately Protect Or Preserve Our Rights In Intellectual Property

     Our success is and will continue to be heavily dependent on proprietary technology, including existing trading software, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. We also have a pending patent application covering the TradeStation electronic platform, but we do not yet know if the patent will be awarded. Policing unauthorized use of our products and services is difficult, however, and we may be unable to prevent, or unsuccessful in attempts to prevent, theft, copying or other unauthorized use or exploitation of our product and service technologies. There can be no assurance that the steps taken by us to protect (or defend) our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

     We Do Not Have A Long Operating History As An Online Brokerage Firm And, Until Very Recently, Have Not Operated Profitably

     We launched the TradeStation electronic trading platform at the end of the 2001 second quarter. Prior to that, our brokerage operations consisted mainly of brokers taking phone calls from clients and then placing those clients’ orders via direct access order execution. Accordingly, the online brokerage business, as currently conducted, has a relatively short operating history. Further, the past five quarters were the first profitable quarters we have had since the third quarter of 1999. This lack of operating history, and our lack of historical profitable results over the last three years, until recently, should be taken into account when evaluating our financial condition and results of operations.

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

     As of July 29, 2003, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own 21,720,306 shares of our common stock, representing more than 50% of the outstanding shares of our common stock. Therefore, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will be determined by the Cruzes.

     Outstanding Options And Warrants To Purchase TradeStation Group Common Stock May Adversely Affect The Market Price Of TradeStation Group Common Stock

     TradeStation Group had outstanding as of July 29, 2003 options and warrants to acquire up to 5,739,246 shares of common stock at an average exercise price of $3.22. It is anticipated that the holders of the options and warrants will, from time to time, exercise them to acquire shares of common stock and then offer their shares in the public marketplace, which could interfere with our ability to obtain future financing and could adversely affect the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures was carried out by the company under the supervision and with the participation of the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer. Based on that evaluation, the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. A system of controls no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, within a company have been detected. There have been no changes in the company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 25, 2003, Benedict S. Gambino, a former principal of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) from whom, as of October 18, 2002, the company purchased 2,417,000 shares of its common stock (the “Share Purchase”) in a privately-negotiated transaction, filed a lawsuit against the company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. The lawsuit alleges violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentations, breach of fiduciary duty and breach of contract in connection with the Share Purchase and seeks rescission of the Share Purchase or compensatory damages, plus interest, costs and attorneys’ fees. We believe the allegations are baseless, intend to defend ourselves and the executives vigorously in court and expect to prevail in the litigation.

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

     On February 11, 2003, the plan administrator appointed under the reorganization plan in the Chapter 11 bankruptcy of Bridge Information Systems, Inc. and its affiliates filed an adversary complaint against TradeStation Technologies and the company in the United States Bankruptcy Court for the Eastern District of Missouri demanding that the company and TradeStation Technologies return payments made to TradeStation Technologies by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferences under the federal bankruptcy code as a result of being made to TradeStation Technologies during the ninety-day period immediately preceding the Chapter 11 bankruptcy filing. We believe this claim to be without merit on various grounds and intend to vigorously defend this claim.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities

     During the three months ended June 30, 2003, we issued to two employees options to purchase an aggregate of 22,500 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $4.94 to $7.20 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the second quarter of 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

10.1 Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted).

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

(b) Reports on Form 8-K

(i)	On April 15, 2003, we filed a Current Report on Form 8-K for an event that occurred on April 15, 2003, reporting in Item 9 (and Item 12) thereof the company’s earnings for the first quarter of 2003.

(ii)	On May 5, 2003, we filed a Current Report on Form 8-K for an event that occurred on May 5, 2003, reporting in Item 5 thereof the company’s release of a 2003 business outlook.

(iii)	On July 15, 2003, we filed a Current Report on Form 8-K for an event that occurred on July 15, 2003, reporting in Items 12 and 9 thereof, respectively, the company’s release of its financial results for the second quarter and six months ended June 30, 2003 and a revised 2003 business outlook.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc. Registrant

August 12, 2003	/s/ David H. Fleischman

Date	David H. Fleischman
Chief Financial Officer,
Vice President of Finance and Treasurer
(Signing both in his capacity as duly authorized
officer and as Principal Financial and
Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted).

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.