Form 10-Q
period 2003-09-30
TRADESTATION GROUP INC
filed 2003-10-31
CIK 1111559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

     As of October 27, 2003, there were 41,241,774 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Cash and cash equivalents, including restricted cash of $2,738,827 and $3,427,290 at September 30, 2003 and December 31, 2002, respectively	$28,639,483	$16,410,146
Receivables from clearing firms	869,477	751,220
Accounts receivable	150,248	181,826
Income tax receivable	873,949	—
Property and equipment, net	3,855,997	4,348,752
Intangible assets, net	101,901	244,337
Other assets	647,658	681,513

Total assets	$35,138,713	$22,617,794

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Accounts payable	$2,503,253	$1,947,602
Accrued expenses	6,475,361	6,894,616
Capital lease obligations	351,800	1,382,264

Total liabilities	9,330,414	10,224,482

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,147,423 and 39,588,881 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	411,474	395,889
Additional paid-in capital	49,652,631	44,866,130
Accumulated deficit	(24,255,806)	(32,833,307)
Accumulated other comprehensive loss	—	(35,400)

Total shareholders’ equity	25,808,299	12,393,312

Total liabilities and shareholders’ equity	$35,138,713	$22,617,794

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Brokerage revenues	$13,797,692	$10,801,693	$37,480,564	$27,447,539
Subscription fees	1,776,931	1,722,113	5,182,390	4,915,384
Other	511,416	577,706	1,705,104	2,640,567

Total revenues	16,086,039	13,101,512	44,368,058	35,003,490

OPERATING EXPENSES:
Clearing and execution costs	4,825,451	3,426,669	13,129,683	7,796,104
Data center costs	1,099,579	1,303,731	3,119,280	3,726,927
Technology development	1,773,915	2,368,758	5,491,769	7,056,519
Sales and marketing	2,425,380	3,027,172	7,716,847	9,772,882
General and administrative	2,482,472	2,227,404	7,000,507	7,647,455
Amortization of intangible assets	52,479	258,548	157,436	772,868
Recovery of insurance claim	—	(1,250,000)	—	(1,250,000)

Total operating expenses	12,659,276	11,362,282	36,615,522	35,522,755

Income (loss) from operations	3,426,763	1,739,230	7,752,536	(519,265)
OTHER INCOME, net	113,722	62,144	95,136	410,441

Income (loss) before income taxes	3,540,485	1,801,374	7,847,672	(108,824)
INCOME TAX PROVISION (BENEFIT)	71,000	6,848	(729,829)	7,174

Net income (loss)	$3,469,485	$1,794,526	$8,577,501	$(115,998)

EARNINGS (LOSS) PER SHARE:
Basic	$0.08	$0.04	$0.21	$(0.00)

Diluted	$0.08	$0.04	$0.20	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,863,350	43,698,342	40,183,181	44,261,471

Diluted	44,746,892	43,791,189	42,977,658	44,261,471

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,577,501	$(115,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,699,558	2,252,171
Loss on sale of investments	54,823	—
Gain on sale of intangible assets	—	(287,500)
Compensation expense on stock option grants	—	37,692
(Increase) decrease in:
Receivables from clearing firms	(118,257)	(646,567)
Accounts receivable	31,578	129,033
Income tax receivable	(873,949)	—
Other assets	(32,145)	170,077
Increase (decrease) in:
Accounts payable	555,651	209,305
Accrued expenses	(419,255)	1,302,232

Net cash provided by operating activities	9,475,505	3,050,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,049,367)	(1,154,356)
Decrease in restricted cash	688,463	265,878
Proceeds from sale/maturity of investments	46,577	314,528
Acquisition of intangible assets	(15,000)	(100,000)
Proceeds from sale of intangible assets	—	1,000,000

Net cash (used in) provided by investing activities	(329,327)	326,050

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,802,086	21,860
Repurchase and retirement of common stock	—	(2,139,181)
Repayment of capital lease obligations	(1,030,464)	(959,177)

Net cash provided by (used in) financing activities	3,771,622	(3,076,498)

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	12,917,800	299,997
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	12,982,856	16,364,309

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$25,900,656	$16,664,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$65,901	$171,472

Cash paid (received) for income taxes, net	$142,217	$(18,730)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$—	$1,351,579

The accompanying notes are an integral part of these consolidated financial statements.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to
the three and nine months ended September 30, 2003 and 2002 are unaudited)

     TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor company to Omega Research, Inc., a Florida corporation that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2003, the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 and the consolidated cash flows for the nine months ended September 30, 2003 and 2002 have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1) EARNINGS (LOSS) PER SHARE

     Weighted average shares outstanding for the three and nine months ended September 30, 2003 and 2002 are calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Weighted average shares outstanding (basic)	40,863,350	43,698,342	40,183,181	44,261,471
Impact of dilutive stock options and warrants after applying the treasury stock method	3,883,542	92,847	2,794,477	—

Weighted average shares outstanding (diluted)	44,746,892	43,791,189	42,977,658	44,261,471

     Stock options and warrants outstanding for the three and nine months ended September 30, 2003 and 2002, which are not included in the calculation of diluted earnings (loss) per share because their impact is antidilutive, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Stock options	27,375	5,706,593	27,375	6,322,283

Warrants (expiring June 2004)	—	386,369	—	386,369

(2) STOCK-BASED COMPENSATION – PRO FORMA NET INCOME (LOSS)

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued. No such compensation expense was recorded for the three and nine months ended September 30, 2003. Such compensation expense for the three and nine months ended September 30, 2002 was $0 and $38,000, respectively.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$3,469,485	$1,794,526	$8,577,501	$(115,998)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(376,802)	(600,469)	(1,353,284)	(1,846,189)

Pro forma net income (loss)	$3,092,683	$1,194,057	$7,224,217	$(1,962,187)

Earnings (loss) per share:
Basic, as reported	$0.08	$0.04	$0.21	$(0.00)

Diluted, as reported	$0.08	$0.04	$0.20	$(0.00)

Basic, pro forma	$0.08	$0.03	$0.18	$(0.04)

Diluted, pro forma	$0.07	$0.03	$0.17	$(0.04)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Risk free interest rate	2%	4%	2%	4%
Dividend yield	—	—	—	—
Volatility factor	68%	66%	68%	66%
Weighted average life (years)	4	4	4	4

(3) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. In June 2003, the Company recorded a loss of approximately $55,000 when it sold an investment in corporate stock, classified as an available-for-sale security, at market value. Prior to the sale of such investment, temporary unrealized holding gains and losses were excluded from earnings and reported in comprehensive income (loss).

     A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss)	$3,469,485	$1,794,526	$8,577,501	$(115,998)
Unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax	—	(39,690)	(19,423)	(39,690)
Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax	—	—	54,823	—

Comprehensive income (loss)	$3,469,485	$1,754,836	$8,612,901	$(155,688)

(4) ACCRUED EXPENSES

     Accrued expenses consist of the following as of September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Payroll and related accruals	$1,049,662	$923,896
Deferred rent and related concessions	849,387	770,205
Data and exchange fees	816,418	768,000
Uninsured loss reserves	625,000	750,000
Clearing deposits	533,052	416,731
Consulting and professional fees	531,090	607,740
Estimated loss on sublease of facilities	508,049	732,839
Other	1,562,703	1,925,205

	$6,475,361	$6,894,616

     “Other” includes customer credits, commissions to third parties, technical support costs, returns, advertising (at December 31, 2002), event termination fees (at December 31, 2002), and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(5) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). To satisfy each requirement, TradeStation Securities is required to maintain net capital equal to the greater of $250,000 or 1/15th of aggregate indebtedness. Also, the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. As of September 30, 2003, TradeStation Securities had net capital of $10.6 million, which was $10.0 million in excess of its required net capital of $599,000, and a ratio of aggregate indebtedness to net capital of 0.85 to 1. As of December 31, 2002, TradeStation Securities had net capital of $8.3 million, which was $8.0 million in excess of its required net capital of $273,000, and a ratio of aggregate indebtedness to net capital of 0.49 to 1.

(6) SEGMENT AND RELATED INFORMATION

     For the three and nine months ended September 30, 2003 and 2002, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues:
Brokerage services	$13,854,834	$10,803,688	$37,640,019	$27,449,534
Software products and services	6,275,705	5,087,824	17,607,914	13,897,156
Eliminations	(4,044,500)	(2,790,000)	(10,879,875)	(6,343,200)

	$16,086,039	$13,101,512	$44,368,058	$35,003,490

Income (loss) from operations:
Brokerage services	$1,028,315	$484,328	$1,650,637	$146,782
Software products and services	2,398,448	1,254,902	6,101,899	(666,047)

	$3,426,763	$1,739,230	$7,752,536	$(519,265)

	As of	As of
	September 30,	December 31,
	2003	2002

Identifiable assets:
Brokerage services	$21,567,925	$14,585,643
Software products and services	13,570,788	8,032,151

	$35,138,713	$22,617,794

(7) INCOME TAX PROVISION (BENEFIT)

     During the nine months ended September 30, 2003, the Company recorded a net income tax benefit of $730,000 comprised of refunds related to prior year federal income tax returns (see below), and a state income tax refund received during the 2003 first quarter for the overpayment of a prior year’s income tax, partially offset by an increase to the valuation allowance established for the amount due under the current year’s alternative minimum tax calculation. Other than the increase to the valuation allowance for the amount due under the current year’s alternative minimum tax calculation, the income tax expense associated with net operating income generated during the nine months ended September 30, 2003 was totally offset by a reduction to the previously established valuation allowance associated with deferred tax assets, primarily net operating loss carryforwards.

     In February 2003, in connection with an Internal Revenue Service (“IRS”) audit of a prior year’s federal income tax return, the Company learned that it was entitled to a $72,000 refund related to research and development tax credits. The Company recorded that benefit in the 2003 first quarter. Also in conjunction with the IRS audit, in late April 2003 the Company was advised that it was due a refund relating to its 1997 income taxes paid. Accordingly, during the 2003 second quarter, the Company recorded a benefit of approximately $802,000. The full amount of this federal income tax refund and related interest thereon was received during October 2003.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities that existed prior to February 1, 2003 in the first interim or annual period beginning after December 15, 2003. The adoption of FIN No. 46 is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows as the Company does not have any variable interest entities.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Most of the guidance in SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, applied prospectively. The adoption of SFAS No. 149 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

(9) COMMITMENTS AND CONTINGENCIES

     Restricted Cash

     As of September 30, 2003, the Company had $2.7 million of restricted cash, broken down as follows: (i) $2.15 million of cash supporting a ten-year lease agreement; (ii) $511,000 of cash reserved for the benefit of certain customers; and (iii) $77,000 of cash securing a letter of credit, which secures an equipment lease.

     Contractual Obligations

     A summary of contractual obligations, including capital lease obligations, operating lease obligations (net of subleases), and minimum purchase obligations, as of September 30, 2003 is as follows:

		Operating
	Capital Lease	Lease	Purchase
Year	Obligations	Obligations	Obligations	Total

Remainder of 2003	$169,070	$743,218	$—	$912,288
2004	205,357	2,655,028	600,000	3,460,385
2005	8,213	2,304,957	600,000	2,913,170
2006	—	2,201,036	600,000	2,801,036
2007	—	1,923,974	—	1,923,974
2008	—	1,828,524	—	1,828,524
Thereafter (cumulative)	—	7,019,974	—	7,019,974

	382,640	18,676,711	1,800,000	20,859,351
Less interest and taxes	(30,840)	—	—	(30,840)

Total	$351,800	$18,676,711	$1,800,000	$20,828,511

     Litigation and Claims

     On September 5, 2003, Datamize, Inc., a Wyoming corporation, filed an Original Complaint for Patent Infringement against nine defendants, including TradeStation Securities, all of whom offer online securities trading services. The other defendants are Fidelity Brokerage Services, Scottrade, Interactive Brokers Group, Instinet, Charles Schwab, CyberTrader, E*Trade Securities and Terra Nova Trading. The complaint was filed in the United States District Court, Eastern District of Texas. The complaint alleges that the online trading platforms and services the defendants offer to their customers infringes United States Patent No. 6,460,040 issued to Datamize on October 1, 2002. The lawsuit seeks injunctive relief, actual damages and attorneys’ fees. The Company believes Datamize’s claim is baseless and intends to defend itself vigorously.

     Three lawsuits have recently been filed by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, the Cruzes, family partnerships owned and controlled by the Cruzes, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The Company believes all of the allegations are baseless, intends to defend itself and the other named parties vigorously in court, and expects to prevail in each of the lawsuits.

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

     TradeStation Securities is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (claims in pending arbitrations seek, in the aggregate, damages in excess of $2 million, plus, in certain cases, punitive or treble damages).

     While no assurances can be given, the Company does not believe that the ultimate outcome of any of the above legal matters or claims will result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Recent Developments

     The company continues to work towards commencing self-clearing operations for its active trader equities brokerage services, which are expected to begin in January 2004. The company is already deeply immersed in the process of obtaining the required self-regulatory organization and exchange approvals and memberships, and has already been working for more than three months with SunGard Financial to integrate SunGard’s Phase3 and other back-office trade processing, clearing and settlement systems with the company’s trade server and back-office systems.

     We also recently announced plans to launch forex execution services in November 2003 and options execution services in the first half of 2004. TradeStation trading analysis software is well-known in the forex trading community, as it has been offered over the past seven years worldwide by Dow Jones Telerate, Bridge Telerate and MoneyLine Network as a premium service to institutional traders who use it to design, test and optimize their forex trading strategies. Now, through an arrangement with a forex dealer firm, we will be able to offer this state-of-the-art forex trading technology together with the electronic placement of forex orders. Our planned options execution services will offer all of the features of our premium, award-winning OptionStation trading analysis software package plus seamless execution of options trades.

Results of Operations

     For the three and nine months ended September 30, 2003 and 2002, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. All intercompany transactions are eliminated in consolidation. The following table presents, for the periods indicated, certain items in our consolidated statements of operations broken down by segment:

	Three Months Ended				Three Months Ended
	September 30, 2003				September 30, 2002

		Software				Software
		Products				Products
	Brokerage	And	Elimin-		Brokerage	And	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total

	(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$13,798	$—	$—	$13,798	$10,802	$—	$—	$10,802
Subscription fees	—	5,822	(4,045)	1,777	—	4,512	(2,790)	1,722
Other	57	454	—	511	2	575	—	577

Total revenues	13,855	6,276	(4,045)	16,086	10,804	5,087	(2,790)	13,101

Operating expenses:
Clearing and execution costs	4,825	—	—	4,825	3,427	—	—	3,427
Data center costs	4,090	1,054	(4,045)	1,099	2,827	1,267	(2,790)	1,304
Technology development	361	1,413	—	1,774	137	2,232	—	2,369
Sales and marketing	2,307	118	—	2,425	2,667	360	—	3,027
General and administrative	1,244	1,239	—	2,483	1,261	966	—	2,227
Amortization of intangible assets	—	53	—	53	—	258	—	258
Recovery of insurance claim	—	—	—	—	—	(1,250)	—	(1,250)

Total operating expenses	12,827	3,877	(4,045)	12,659	10,319	3,833	(2,790)	11,362

Income from operations	$1,028	$2,399	$—	$3,427	$485	$1,254	$—	$1,739

	Nine Months Ended				Nine Months Ended
	September 30, 2003				September 30, 2002

		Software				Software
		Products				Products
	Brokerage	And	Elimin-		Brokerage	And	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total

	(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$37,481	$—	$—	$37,481	$27,448	$—	$—	$27,448
Subscription fees	—	16,062	(10,880)	5,182	—	11,259	(6,343)	4,916
Other	159	1,546	—	1,705	2	2,638	—	2,640

Total revenues	37,640	17,608	(10,880)	44,368	27,450	13,897	(6,343)	35,004

Operating expenses:
Clearing and execution costs	13,130	—	—	13,130	7,796	—	—	7,796
Data center costs	10,991	3,008	(10,880)	3,119	6,380	3,690	(6,343)	3,727
Technology development	1,053	4,439	—	5,492	368	6,689	—	7,057
Sales and marketing	7,266	451	—	7,717	8,705	1,068	—	9,773
General and administrative	3,549	3,451	—	7,000	4,054	3,593	—	7,647
Amortization of intangible assets	—	157	—	157	—	773	—	773
Recovery of insurance claim	—	—	—	—	—	(1,250)	—	(1,250)

Total operating expenses	35,989	11,506	(10,880)	36,615	27,303	14,563	(6,343)	35,523

Income (loss) from operations	$1,651	$6,102	$—	$7,753	$147	$(666)	$—	$(519)

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

     Income Taxes. Management determines the need for any valuation allowance recorded against our net deferred income tax assets, which includes the benefit from net operating loss carryforwards. For all periods presented, a valuation allowance was adjusted to offset the tax expense or benefit of all current period changes in deferred income taxes. As of September 30, 2003, we have approximately $6.4 million of deferred income tax assets that have been fully reserved, which relate primarily to net operating loss carryforwards, the benefit of which may be recorded in future periods should realization become more likely than not. See “Income Taxes” below.

     Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, were accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During the first quarter of 2003, we reduced our accruals by

$98,000 as a result of the settlement of one of those claims for an amount lower than the amount we estimated. During the third quarter of 2003, we reduced our accruals by $80,000 as a result of the favorable resolution of another one of those claims. See “Nine Months Ended September 30, 2003 and 2002 – Brokerage Services Segment – Operating Expenses – General and Administrative.”

     Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using current market factors, we estimated the potential losses relating to the sublease of facilities that we will no longer occupy. During the nine months ended September 30, 2003, net payments of $225,000 were applied against this accrual, resulting in a balance of $508,000 as of September 30, 2003. See “Nine Months Ended September 30, 2003 and 2002 – Brokerage Services Segment – Operating Expenses – General and Administrative.”

Three Months Ended September 30, 2003 and 2002

Overall

     Total revenues were $16.1 million for the three months ended September 30, 2003, as compared to $13.1 million for the three months ended September 30, 2002, an increase of $3.0 million, or 23%, due primarily to an increase in brokerage revenues.

     Income from operations was $3.4 million for the three months ended September 30, 2003, as compared to $1.7 million for the three months ended September 30, 2002, an improvement of approximately $1.7 million, or 97%. This improvement was due primarily to higher brokerage revenues in the 2003 third quarter, net of related clearing and execution costs, and decreases in all other operating expense categories in the 2003 third quarter except general and administrative, partially offset by a $1.25 million recovery of an insurance claim in the 2002 third quarter which reduced operating expenses for that period.

     Other income, net consists primarily of interest income earned on our cash and cash equivalents, offset by interest expense related to capital lease obligations and bank fees, as well as other gains and losses on the sale of assets. Other income, net was $114,000 for the three months ended September 30, 2003, as compared to $62,000 for the three months ended September 30, 2002. The increase of $52,000 was due primarily to interest income earned on the income tax receivable and, to a lesser extent, lower interest expense associated with fewer capital lease obligations, partially offset by decreased interest income as a result of lower interest rates.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues were $13.9 million for the three months ended September 30, 2003, as compared to $10.8 million for the three months ended September 30, 2002, an increase of $3.1 million, or 28%, due primarily to increased brokerage revenues.

     Brokerage Revenues. Brokerage revenues are comprised primarily of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. For the three months ended September 30, 2003, brokerage revenues were $13.8 million (which included brokerage commissions and fees of $11.0 million) as compared to brokerage revenues of $10.8 million (which included brokerage commissions and fees of $9.6 million) for the three months ended September 30, 2002. This increase of $3.0 million, or 28%, was due primarily to brokerage client account growth and higher trading volume.

     In April 2002 we offered a new brokerage commission plan – one that charges traders fees based solely upon the share volume of client trades as opposed to per ticket charges. This plan, as expected, significantly reduced our commissions per trade. This reduction was partially offset by charging brokerage clients monthly platform fees. In August 2002, we modified our price per share plan by reducing the price per share. Effective March 31, 2003, we reduced our commission pricing for futures and options trades and, effective November 1, 2003, we have further reduced our commission pricing for futures and our commission pricing per share for equities trades. These recently announced price decreases are expected to slow our revenue growth in the short-term. The rate and timing at which these price reductions will, if at all, increase new accounts, client trading activity and/or market share is not known. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve revenue growth with reduced advertising expenditures (as compared to 2002), are challenges we expect to face for the foreseeable future.

     Other Revenues. Other revenues are comprised primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform. Other revenues for the three months ended September 30, 2003 were $57,000, as compared to $2,000 for the three months ended September 30, 2002, an increase of $55,000.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and execution costs were $4.8 million for the three months ended September 30, 2003, as compared to $3.4 million for the three months ended September 30, 2002, an increase of $1.4 million, or 41%, due primarily to increased trading volume related to brokerage client account growth. Clearing and execution costs as a percentage of brokerage revenues increased to 35% for the three months ended September 30, 2003, from 32% for the three months ended September 30, 2002, due to: (i) price reductions subsequent to the second quarter of 2002, including the August 2002 reduction of our equities per share pricing structure, and (ii) the March 31, 2003 reduction of our pricing for futures and options trades. We believe that clearing costs as a percentage of brokerage revenues will increase during the 2003 fourth quarter due to the impact of our commission price reductions effective November 1, 2003.

     Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, paid to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients. See “Technology Development” below. Data center costs for the three months ended September 30, 2003 were $4.1 million, as compared to $2.8 million for the three months ended September 30, 2002, an increase of $1.3 million, or 45%, due primarily to the increased number of brokerage accounts during 2003 as compared to 2002, partially offset by a decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities during 2003. See “Software Products and Services Segment – Revenues – Subscription Fees” and “– Operating Expenses – Data Center Costs.”

     Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended September 30, 2003 were $361,000, as compared to $137,000 for the three months ended September 30, 2002, an increase of $224,000, or 164%, due to increased personnel and related costs as a result of an increased number of technology development employees (including the transfer of seven positions from the Software Products and Services Segment). Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment – Operating Expenses – Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and web-site maintenance and administration costs. Sales and marketing expenses were $2.3 million for the three months ended September 30, 2003, as compared to $2.7 million for the three months ended September 30, 2002, a decrease of $360,000, or 13%. This decrease was due primarily to decreased advertising and promotional costs of $256,000 and decreased personnel and related costs of $97,000 primarily associated with lower commissions, partially offset by an increase in the number of employees.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were approximately $1.2 million for the three months ended September 30, 2003 and the three months ended September 30, 2002.

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were $6.3 million for the three months ended September 30, 2003, as compared to $5.1 million for the three months ended September 30, 2002, an increase of $1.2 million, or 23%, due primarily to an increase in subscription fees, partially offset by a decrease in other revenues (which relate primarily to our legacy software business, which is no longer a primary focus).

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Subscription fees were $5.8 million for the three months ended September 30, 2003, as compared to $4.5 million for the three months ended September 30, 2002, an increase of $1.3 million, or 29%, due primarily to a $1.2 million increase in Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities, partially offset by a decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities during 2003. Excluding Intercompany Subscription Fees, subscription fees were $1.8 million for the three months ended September 30, 2003, as compared to $1.7 million for the three months ended September 30, 2002, an increase of $55,000, or 3%, as a result of a change in the product mix to higher-priced subscription offerings during 2003, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees that are derived from direct sales of our legacy client software products. Other revenues were $454,000 for the three months ended September 30, 2003, as compared to $575,000 for the three months ended September 30, 2002, a decrease of $121,000, or 21%. This expected decrease is the result of no longer offering these products domestically since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our co-location facilities, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended September 30, 2003 were $1.1 million, as compared to $1.3 million for the three months ended September 30, 2002, a decrease of $213,000, or 17%. The decrease is due primarily to lower server costs and lower data distribution and exchange fees. The decrease in data distribution and exchange fees resulted from increased recovery of exchange fees from client accounts, partially offset by incremental costs related to account growth.

     Technology Development. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and, in the prior year, the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $1.4 million for the three months ended September 30, 2003, as compared to $2.2 million for the three months ended September 30, 2002, a decrease of $819,000, or 37%, due primarily to decreased personnel and related costs of $732,000 (due to 21, or 25%, fewer employees at September 30, 2003, as compared to September 30, 2002) and, to a lesser extent, decreased communications costs of $45,000 and decreased facility costs of $41,000.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being to continue to build an online brokerage firm for active and institutional traders. Sales and marketing expenses have consisted primarily of personnel costs for customer support centers and facility costs. Sales and marketing expenses were $118,000 for the three months ended September 30, 2003, as compared to $360,000 for the three months ended September 30, 2002, a decrease of $242,000, or 67%, due primarily to decreased personnel and related costs of $117,000 and, to a lesser extent, decreased technical support costs.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.2 million for the three months ended September 30, 2003, as compared to $1.0 million for the three months ended September 30, 2002, an increase of $273,000, or 28%, due primarily to increased professional fees of $265,000, increased facility expenses of $74,000 and increased telecommunication costs of $54,000, partially offset by decreased personnel and related costs of $115,000.

     Amortization of Intangible Assets. Amortization of intangible assets includes amortization related to the October 1999 acquisition of Window On WallStreet Inc., which was accounted for under the purchase method of accounting, and amortization of data rights and other intangible assets. Amortization of intangible assets was $53,000 for the three months ended September 30, 2003, as compared to $258,000 for the three months ended September 30, 2002, a decrease of $205,000, or 79%. The decrease was due primarily to certain Window On WallStreet intangible assets becoming fully amortized in October 2002.

     Recovery of Insurance Claim. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client’s account. As of the 2001 year end, the insurance company had formally denied this claim and, accordingly, the receivable that had been recorded in our consolidated balance sheet had been fully reserved. On July 25, 2002, we entered into an agreement with the insurance company to settle this claim for $1.25 million, payment of which was received in August 2002. Accordingly, during the third quarter of 2002, we recorded a recovery of insurance claim of $1.25 million.

Nine Months Ended September 30, 2003 and 2002

Overall

     Total revenues were $44.4 million for the nine months ended September 30, 2003, as compared to $35.0 million for the nine months ended September 30, 2002, an increase of $9.4 million, or 27%, due primarily to an increase in brokerage revenues of $10.0 million, partially offset by a decrease in other revenues (which relate primarily to our legacy software business, which is no longer a primary focus).

     Income from operations was $7.8 million for the nine months ended September 30, 2003, as compared to a loss from operations of $519,000 for the nine months ended September 30, 2002, an improvement of $8.3 million. This improvement was due primarily to higher brokerage revenues, net of related clearing and execution costs, and decreases in all other operating expense categories. The increase in income from operations was partially offset by a $1.25 million recovery of an insurance claim in the 2002 third quarter which reduced operating expenses for that period, as well as a decrease in other revenues in 2003.

     Other income, net was $95,000 for the nine months ended September 30, 2003, as compared to $410,000 for the nine months ended September 30, 2002. The decrease of $315,000 was due primarily to a gain during the second quarter of 2002 of $287,500 recorded on the sale of legacy customer accounts, a loss of $55,000 on the sale of investments in corporate stock during the second quarter of 2003, and a decrease in interest income of $47,000, partially offset by a decrease in interest expense of $106,000 related to fewer capital lease obligations.

     Income tax benefit, net of expense, of $730,000 was recorded during the nine months ended September 30, 2003. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Total Revenues. Total revenues were $37.6 million for the nine months ended September 30, 2003, as compared to approximately $27.4 million for the nine months ended September 30, 2002, an increase of $10.2 million, or 37%, due primarily to increased brokerage revenues.

     Brokerage Revenues. For the nine months ended September 30, 2003, brokerage revenues were $37.5 million (which included brokerage commissions and fees of $30.2 million) as compared to brokerage revenues of $27.4 million (which included brokerage commissions and fees of $25.1 million) for the nine months ended September 30, 2002. This $10.1 million increase, or 37%, was due primarily to brokerage client account growth and higher trading volume.

     Other Revenues. Other revenues were $159,000 for the nine months ended September 30, 2003, as compared to other revenues of $2,000 for the nine months ended September 30, 2002.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs were $13.1 million for the nine months ended September 30, 2003, as compared to $7.8 million for the nine months ended September 30, 2002, an increase of $5.3 million, or 68%, due primarily to increased trading activity and brokerage client account growth and, to a lesser extent, a temporary increase in futures clearing costs during the 2003 second quarter prior to our May 2003 change in futures clearing firms.

     Clearing and execution costs as a percentage of brokerage revenues increased to 35% for the nine months ended September 30, 2003, from 28% for the nine months ended September 30, 2002, primarily due to: (i) the lower gross margins that resulted from our equities per share pricing structure first offered in the second quarter of 2002, (ii) price reductions subsequent to the second quarter of 2002, including the August 2002 reduction of our equities per share pricing structure, and the March 31, 2003 reduction of our pricing for futures and options trades, and (iii) increased costs for futures clearing, during the second quarter of 2003, imposed by our former futures clearing firm.

     Data Center Costs. Data center costs were $11.0 million for the nine months ended September 30, 2003, as compared to $6.4 million for the nine months ended September 30, 2002, an increase of $4.6 million, or 72%, due primarily to the increased number of brokerage accounts during 2003 as compared to 2002, partially offset by a decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities during 2003. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses – Data Center Costs.”

     Technology Development. Technology development expenses for the nine months ended September 30, 2003 were $1.1 million, as compared to $368,000 for the nine months ended September 30, 2002, an increase of $685,000, or 186%, due to increased personnel and related costs as a result of an increased number of technology development employees (including the transfer of seven positions from the Software Products and Services Segment).

     Sales and Marketing. Sales and marketing expenses were $7.3 million for the nine months ended September 30, 2003, as compared to $8.7 million for the nine months ended September 30, 2002, a decrease of $1.4 million, or 17%. This decrease was due primarily to decreased advertising and promotional costs of $1.1 million and decreased personnel and related costs of $338,000, primarily associated with lower sales commissions, partially offset by an increase in the number of employees.

     General and Administrative. General and administrative expenses were $3.6 million for the nine months ended September 30, 2003, as compared to $4.1 million for the nine months ended September 30, 2002, a decrease of $505,000, or 12%. This decrease is due primarily to a decrease in facility costs of $336,000 (mainly related to the estimated loss on the sublease of facilities recorded during 2002 related to facilities that we no longer occupy), and two favorable settlements which resulted in a $178,000 reduction of our accrual for uninsured loss reserves and related legal fees. See “Critical Accounting Policies and Estimates – Sublease of Facilities” and “– Uninsured Loss Reserves.”

Software Products and Services Segment

Revenues

     Total Revenues. Total revenues were $17.6 million for the nine months ended September 30, 2003, as compared to $13.9 million for the nine months ended September 30, 2002, an increase of $3.7 million, or 27%, due primarily to an increase in subscription fees, partially offset by a decrease in other revenues (which relate primarily to our legacy software business, which is no longer a primary focus).

     Subscription Fees. Subscription fees were $16.1 million for the nine months ended September 30, 2003, as compared to $11.3 million for the nine months ended September 30, 2002, an increase of $4.8 million, or 43%, due primarily to a $4.5 million increase in Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities, partially offset by a decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities during 2003. Excluding Intercompany Subscription Fees, subscription fees were $5.2 million for the nine months ended September 30, 2003, as compared to $4.9 million for the nine months ended September 30, 2002, an increase of $266,000, or 5%, as a result of a change in the product mix to higher-priced subscription offerings during 2003, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues were $1.5 million for the nine months ended September 30, 2003, as compared to $2.6 million for the nine months ended September 30, 2002, a decrease of $1.1 million, or 41%. This expected decrease is the result of no longer offering legacy client software products domestically since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs for the nine months ended September 30, 2003 were $3.0 million, as compared to $3.7 million for the nine months ended September 30, 2002, a decrease of $682,000, or 18%. The decrease is due primarily to lower data distribution and exchange fees of $317,000, lower server costs of $252,000, and decreased rent and data communication charges at our co-location facilities of $113,000. The decrease in data distribution and exchange fees resulted from approximately $208,000 of credits received from data providers and increased recovery of exchange fees from client accounts, partially offset by incremental costs related to account growth.

     Technology Development. Technology development expenses were $4.4 million for the nine months ended September 30, 2003, as compared to $6.7 million for the nine months ended September 30, 2002, a decrease of approximately $2.3 million, or 34%, due primarily to decreased personnel and related costs of $1.8 million (due to 21, or 25%, fewer employees at September 30, 2003 as compared to September 30, 2002) and, to a lesser extent, decreased facility costs of $219,000 related to the June 2002 consolidation of our facilities and decreased communications costs of $131,000.

     Sales and Marketing. Sales and marketing expenses were $451,000 for the nine months ended September 30, 2003, as compared to $1.1 million for the nine months ended September 30, 2002, a decrease of $617,000, or 58%, due primarily to a decrease in personnel and related costs of $400,000, a favorable resolution of an event cancellation dispute which resulted in a reduction of expenses of $112,000, and a decrease in technical support costs of $89,000.

     General and Administrative. General and administrative expenses were $3.5 million for the nine months ended September 30, 2003, as compared to $3.6 million for the nine months ended September 30, 2002, a decrease of $142,000, or 4%, due primarily to decreased personnel and related costs of $347,000, partially offset by increased facility costs of $164,000 and, to a lesser extent, increased property taxes.

     Amortization of Intangible Assets. Amortization of intangible assets was $157,000 for the nine months ended September 30, 2003, as compared to $773,000 for the nine months ended September 30, 2002, a decrease of $616,000, or 80%. The decrease was due primarily to certain Window On WallStreet intangible assets becoming fully amortized in October 2002.

     Recovery of Insurance Claim. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client’s account. As of the 2001 year end, the insurance company had formally denied this claim and, accordingly, the receivable that had been recorded in our consolidated balance sheet had been fully reserved. On July 25, 2002, we entered into an agreement with the insurance company to settle this claim for $1.25 million, payment of which was received in August 2002. Accordingly, during the third quarter of 2002, we recorded a recovery of insurance claim of $1.25 million.

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

Income Taxes

     During the three months ended September 30, 2003, we recorded an income tax provision of $71,000 comprised of an increase to the valuation allowance established for the amount due under the current year’s alternative minimum tax calculation. During the nine months ended September 30, 2003, we recorded a net income tax benefit of $730,000 comprised of refunds related to prior year federal income tax returns (see below), and a state income tax refund received during the 2003 first quarter for the overpayment of a prior year’s income tax (see below), partially offset by an increase to the valuation allowance established for the amount due under the current year’s alternative minimum tax calculation. Other than the increase to the valuation allowance for the amount due under the current year’s alternative minimum tax calculation, the income tax expense associated with net operating income generated during the nine months ended September 30, 2003 was totally offset by a reduction to the previously established valuation allowance associated with deferred tax assets, primarily net operating loss carryforwards.

     In February 2003, in connection with an Internal Revenue Service (“IRS”) audit of a prior year’s federal income tax return, we learned that we were entitled to a $72,000 refund related to research and development tax credits. We recorded that benefit in the 2003 first quarter. Also in conjunction with the IRS audit, in late April 2003 we were advised that we were due a refund relating to our 1997 income taxes paid. Accordingly, during the 2003 second quarter, we recorded a benefit of approximately $802,000. The full amount of the income tax receivable and related interest thereon was received during October 2003.

     For the three and nine months ended September 30, 2002, taxes totaling $7,000 were provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized. A valuation allowance was recorded to offset the tax benefit of all other net operating losses generated during the three and nine months ended September 30, 2002.

Liquidity and Capital Resources

     As of September 30, 2003, we had cash and cash equivalents of $28.6 million, of which $2.7 million was restricted. Restricted cash supports a facility lease, certain customer agreements, and a stand-by letter of credit securing an equipment lease. In accordance with contractual agreements, during the fourth quarter of 2003 restrictions of $77,000 will be released. See Note 9 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

     A summary of our capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations as of September 30, 2003 is as follows:

	Payments Due by Period

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$351,800	$157,796	$194,004	$—	$—
Operating lease obligations	18,676,711	743,218	7,161,021	3,752,498	7,019,974
Purchase obligations	1,800,000	—	1,800,000	—	—

Total	$20,828,511	$901,014	$9,155,025	$3,752,498	$7,019,974

     We anticipate, in connection with the expected growth of our brokerage business, capital expenditures of no more than $1.5 million for the remainder of 2003. These expenditures are expected to be funded through operating cash flows.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Cash provided by operating activities during the nine months ended September 30, 2003 totaled $9.5 million, compared to $3.1 million in the comparable period of 2002. Net cash provided by operating activities during the nine months ended September 30, 2003 was due primarily to net income and an increase in accounts payables, partially offset by the recording of an income tax receivable and reductions in accrued expenses. Net cash provided by operating activities during the nine months ended September

30, 2002 was due primarily to operating income (which included $1.25 million from the recovery of an insurance claim), as adjusted for non-cash items, and an increase in accrued expenses, partially offset by an increase in receivables from clearing firms.

     Investing activities used cash of $329,000 and provided cash of $326,000 during the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, cash used in investing activities consisted primarily of capital expenditures of $1.0 million, primarily computer hardware and software to support the growth of our business operations, partially offset by a decrease in restricted cash of $688,000, and to a lesser extent, proceeds from the sale of investments. For the nine months ended September 30, 2002, cash provided by investing activities consisted primarily of $1.0 million of cash proceeds from the sale of certain legacy customer accounts during the second quarter of 2002, $315,000 from the maturity of investments, and a decrease in restricted cash of $266,000, partially offset by capital expenditures of $1.2 million.

     Financing activities provided cash of $3.8 million during the nine months ended September 30, 2003 and used cash of $3.1 million during the nine months ended September 30, 2002. Cash provided by financing activities for the nine months ended September 30, 2003 consisted primarily of $3.9 million of proceeds from issuance of common stock due from exercises of stock options from our incentive stock plans and purchases under our employee stock purchase plan, and $914,000 of net proceeds from the exercise of warrants (see below), partially offset by repayment of capital lease obligations of $1.0 million. Cash used in financing activities for the nine months ended September 30, 2002 consisted primarily of $2.1 million of cash paid for the repurchase of common stock and $1.0 million in repayment of capital lease obligations.

     In connection with the initial public offering of the predecessor to TradeStation Securities, warrants to purchase up to 225,000 shares of that predecessor company’s common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 9, 2004. We assumed such warrants in connection with the merger between TradeStation Technologies and TradeStation Securities, and, based on the 1.7172 to 1 merger conversion ratio, the underwriters may purchase up to 386,369 shares of the company’s common stock at an exercise price of $6.73. In July 2003, we filed a registration statement with the Securities and Exchange Commission to register the warrants and the 386,369 shares of common stock issuable upon the exercise of such warrants, which registration statement was declared effective by the Securities and Exchange Commission on August 13, 2003. While we are not entitled to receive any proceeds from the sale of the warrants or the shares of common stock by the holders of the warrants, we receive the exercise price payable per share by each warrant holder in connection with the purchase of the shares of common stock by such holders from the Company. During the 2003 third quarter, we issued 195,690 shares of common stock associated with the exercise of warrants in exchange for net cash proceeds of $914,000 and the delivery and cancellation of 119,855 warrants. As of September 30, 2003, warrants to purchase up to 70,824 shares of the company’s common stock at $6.73 were outstanding.

Off-Balance-Sheet Arrangements

     The brokerage’s clients trade on either a cash or margin basis. Nearly all brokerage client accounts are opened as margin accounts. In margin transactions, the brokerage may be obligated to satisfy indebtedness extended to clients by the brokerage’s clearing firms. Margin transactions are subject to various regulatory and clearing firm margin requirements, and are collateralized by cash and securities in the clients’ accounts. The brokerage routinely executes client transactions involving the sale of securities not yet purchased, on margin, subject to applicable regulations, its internal policies and the policies of its clearing firms. Such transactions may expose the brokerage to significant off-balance-sheet risk in the event brokerage clients do not fully cover their margin obligations. In the event a client and the collateral in the client’s account fail to satisfy the client’s margin obligations, the brokerage may be required to do so.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities that existed prior to February 1, 2003 in the first interim or annual period beginning after December 15, 2003. As we do not have any variable interest entities, the adoption of FIN No. 46 is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Most of the guidance in SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, applied prospectively. The adoption of SFAS No. 149 did not have any impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our consolidated financial position, results of operations or cash flows.

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

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	the effect of changes to our commission pricing structure (since the 2002 second quarter we have continuously reduced commission pricing), and of additional price reductions that may be implemented in the future (our most recent reduction to our commission pricing for equities and futures trades is effective as of November 1, 2003);

•	market or competitive pressure to continue to lower commissions and fees charged to customers;

•	the timing, success and other effects of our anticipated self-clearing operations;

•	the timing, success and other effects of our anticipated launch of forex and online options trade execution services;

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market), and the cost of product development and sales infrastructure that may be required to improve our chance of success in the institutional market;

•	general economic and market factors that affect active trading, including market volume, market volatility, market direction, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	pending or potential third-party claims that turn out to be significantly more (or less) costly, in terms of both judgment or settlement amounts and legal expenses, than we currently estimate or expect, including, but not necessarily limited to, the three recently-filed claims by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), a recently-filed patent infringement case against the company and other online brokerage firms and other potential patent infringement claims, pending NASD arbitrations concerning brokerage customer and other claims seeking, in the aggregate, more than two million dollars, and a million dollar claim by the bankruptcy estate of Bridge Information Systems;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations, our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of recent enhancements to the TradeStation 7 electronic trading platform (and future versions), including less-than-anticipated appeal to customers and unexpected technical issues or difficulties;

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market; and

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third party claims).

     Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

     Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. There have been for the past 3 years, and may continue to be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, such as has recently occurred, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Also, unfavorable market conditions may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

     Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

     The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure; the timing and market acceptance of new products and services and enhancements developed by our competitors; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail clients; data availability and cost; and clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to design, improve and support materially error-free Internet-based systems; ease-of-use of our products and services; reliability of our products and services; pricing decisions; and sales and other marketing decisions and efforts.

     We Plan To Begin Self-Clearing Equity Trades For Active Trader Accounts

     We plan to begin self-clearing equity trades for our active trader accounts during January 2004. Currently, all of our client’s equity trades are cleared through Bear Stearns, our clearing agent. There can be no assurance that we will obtain all of the approvals and memberships required to conduct self-clearing operations as a broker-dealer or that we will not encounter substantial delays in launching self-clearing operations due to the approval and membership processes or as a result of technical issues or other third-party acts or failures to act outside of our control. In addition, there can be no assurance that we will be successful in seamlessly converting the clearing of active trader stock trades from Bear Stearns to self-clearing operations. We have no self-clearing experience and the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors.

     Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

     The online electronic trading platform we provide to our clients is based upon the integration of our sophisticated front-end software technology with our equally sophisticated Internet-based server farm technology. Our server farm technology is the foundation upon which online trading clients receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (ECNs) and electronic systems offered by the exchanges, and the clearing and back-office systems of the clearing firms we use. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement and execution of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, exchange, clearing firm and ECN outages or issues which are beyond our control. Also, a hardware or software failure, software design limitations or errors that exist in our and others’ technologies, power or telecommunications interruption or natural disaster could cause a systems failure or other potentially damaging results.

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

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing firms in order to provide market data and news and clearing and account services, respectively, to our customers. We obtain much of the market data and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges and news sources, and the clearing and back-office account services are obtained from established brokerage clearing firms. The data contracts typically provide for royalties based on usage or minimums, and the clearing contracts provide for transactional clearing fees and charges. There can be no assurance that we will be able to renew or maintain contracts or acceptable price levels. In fact, we recently changed our futures clearing firm in response to a substantial increase in our clearing costs recently imposed by our former futures clearing firm.

     If any of our relationships becomes unfavorable (like our former futures clearing relationship did) or is terminated, or if we decide to provide data services directly from the exchanges, which we may, in the very near future, decide to do for Nasdaq, NYSE, AMEX and OPRA market data (we already are providing futures data directly via interfaces with CME and CBOT), or self-clear client trades and carry client accounts, which we currently contemplate doing with respect to active trader equity trades and accounts beginning in January 2004, we then face significant infrastructure expansion costs, and would be engaging in business operations in which we have little or no prior experience. These risks and uncertainties need to be considered when evaluating the potential cost-benefit and operational efficiency and quality that our direct performance of such services would provide. As a general matter, termination of our relationship with one or more of these third parties could have a material adverse effect on our business, financial condition, results of operations and prospects.

     We Are Subject To Intellectual Property Litigation

     There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there has been an infringement claim asserted against us and eight other online brokerage firms by a company named Datamize, Inc. which would have a material adverse effect on our business, financial condition, results of operations and prospects if it is successful. Such a case, as well as any other infringement case that may be brought against us, could result in our being unable to use intellectual property which is integral to one or more of our products or services. While we believe Datamize, Inc.’s claim is totally devoid of merit, no assurances can be made about the outcome of this litigation. The risk of infringement claims is heightened with respect to some of the more recent TradeStation technology because some of that technology, as opposed to our historical client software technology, has not stood any significant “test of time.”

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

     We May Need Cash In The Foreseeable Future

     While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; our recent price reduction; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure costs as our business grows, including unanticipated costs for self-clearing operations; the anticipated launch of forex services; the anticipated launch next year of online options execution services; costs of product development and sales efforts relating to increased and intensified pursuit of institutional clients; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against the company; and competing technological and market developments. Funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

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

     Customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers’ funds, due to privacy or security concerns. This risk will grow if, as and to the extent “cyberterrorism” occurs or is perceived to be a viable, prominent threat or likelihood to occur. We currently incorporate and plan to continue to incorporate security measures into our privacy policies. However, a major breach of customer privacy or security could have serious consequences for our Internet-based operations. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects or otherwise, that could also have significant negative consequences for the growth of our current and planned operations.

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

     As of October 27, 2003, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own 21,720,306 shares of our common stock, representing more than 50% of the outstanding shares of our common stock. Therefore, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will be determined by the Cruzes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures was carried out by the company under the supervision and with the participation of the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer. Based on that evaluation, the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 5, 2003, Datamize, Inc., a Wyoming corporation, filed an Original Complaint for Patent Infringement against nine defendants, including TradeStation Securities, all of whom offer online securities trading services. The other defendants are Fidelity Brokerage Services, Scottrade, Interactive Brokers Group, Instinet, Charles Schwab, CyberTrader, E*Trade Securities and Terra Nova Trading. The complaint was filed in the United States District Court, Eastern District of Texas. The complaint alleges that the online trading platforms and services the defendants offer to their customers infringes United States Patent No. 6,460,040 issued to Datamize on October 1, 2002. The lawsuit seeks injunctive relief, actual damages and attorneys’ fees. The company believes Datamize’s claim is baseless and intends to defend itself vigorously.

     Three lawsuits have recently been filed by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the company, the Cruzes, family partnerships owned and controlled by the Cruzes, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The company believes all of the allegations are baseless, intends to defend itself and the other named parties vigorously in court, and expects to prevail in each of the lawsuits.

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

     TradeStation Securities is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (claims in pending arbitrations seek, in the aggregate, damages in excess of $2 million, plus, in certain cases, punitive or treble damages).

     While no assurances can be given, the company does not believe that the ultimate outcome of any of the above legal matters or claims will result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities

     During the three months ended September 30, 2003, we issued to three nonemployee directors options to purchase an aggregate of 21,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $8.66 per share, which was the fair market value (as defined in our Nonemployee Director Stock Option Plan) of our common stock on the date on which the options were granted. All of the options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the third quarter of 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Meeting

     On September 26, 2003, TradeStation Group held its 2003 Annual Meeting of Shareholders (the “Annual Meeting”).

(b) Election of Board of Directors

     At the Annual Meeting, an election was held for the Board of Directors of TradeStation Group. All six nominees to the Board of Directors were elected (all six of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

	For Election		Abstentions

Nominee for Director	Number	Percentage	Number	Percentage

Ralph L. Cruz	34,222,392	91.4%	3,218,477	8.6%
William R. Cruz	34,222,392	91.4%	3,218,477	8.6%
Michael W. Fipps	36,581,093	97.7%	859,776	2.3%
Stephen C. Richards	36,356,954	97.1%	1,083,915	2.9%
Salomon Sredni	34,220,992	91.4%	3,219,877	8.6%
Charles F. Wright	36,356,954	97.1%	1,083,915	2.9%

(c) Other Voting Matters

     The only other matter voted upon at the Annual Meeting was a proposal to ratify the selection of Ernst & Young LLP as independent public accountants for TradeStation Group for the fiscal year ending December 31, 2003. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention

37,416,220	12,778	11,871
99.93%	0.04%	0.03%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

(b) Reports on Form 8-K

(i)	On July 15, 2003, we filed a Current Report on Form 8-K for an event that occurred on July 15, 2003, reporting in Items 12 and 9 thereof, respectively, the company’s release of its financial results for the second quarter and six months ended June 30, 2003 and a revised 2003 business outlook.

(ii)	On September 25, 2003, we filed a Current Report on Form 8-K for an event that occurred on September 25, 2003, reporting in Item 5 thereof that the company expected to report net income of $.08 per share for the 2003 third quarter and the announcement of new lower commission pricing for its brokerage service business and 2003 fourth quarter earnings per share guidance as a result thereof.

(iii)	On October 14, 2003, we filed a Current Report on Form 8-K for an event that occurred on October 14, 2003, reporting in Items 12 and 9 thereof, the company’s release of its financial results for the third quarter and nine months ended September 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc. Registrant

October 31, 2003 Date	/s/ David H. Fleischman David H. Fleischman
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