Form 10-K
period 2003-12-31
TRADESTATION GROUP INC
filed 2004-03-12
CIK 1111559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2003, based upon the closing market price of the registrant’s common stock on The Nasdaq National Market on such date, was approximately $191,445,000.

     The registrant had 41,486,173 shares of common stock, $.01 par value, outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

PART I
ITEM 1. BUSINESS
Overview and Recent Developments
Industry Background
Products and Services
Sales and Marketing
Strategic Relationships
Technology Development
Client Services and Support and Training
Competition
Intellectual Property
Government Regulation
Employees
Available Information
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Dividend Policy
Recent Sales of Unregistered Securities
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Results of Operations
Critical Accounting Policies and Estimates
Years Ended December 31, 2003 and 2002
Years Ended December 31, 2002 and 2001
Income Taxes
Variability of Results
Liquidity and Capital Resources
Off-Balance-Sheet Arrangements
Recently Issued Accounting Standards
Issues, Uncertainties and Risk Factors
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.10 SUBLEASE AGREEMENT
EX-21.1 LIST OF SUBSIDIARIES
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 CO-CHIEF EXECUTIVE OFFICER CERTIFICATION
EX-31.2 CO-CHIEF EXECUTIVE OFFICER CERTIFICATION
EX-31.2 CHIEF FINANCIAL OFFICER CERTIFICATION
EX-32.1 CERTIFICATION CO-CHIEF EXECUTIVE OFFICER
EX-32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER

i

ii

PART I

ITEM 1. BUSINESS

Overview and Recent Developments

     TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are currently TradeStation Group’s two operating subsidiaries.

     TradeStation Securities, a leading direct-access brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. TradeStation Securities is a licensed broker-dealer and futures commission merchant, and a member of the National Association of Securities Dealers (NASD), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), American Stock Exchange (AMEX), Chicago Board Options Exchange (CBOE), International Securities Exchange (ISE), Philadelphia Stock Exchange (PHLX), Pacific Stock Exchange (PCX), and Archipelago Exchange (ArcaEx or ARCX), and has pending membership applications with the New York Stock Exchange (NYSE) and Boston Options Exchange (BOX). By the end of 2003, TradeStation Securities had more than 12,000 equities, futures and forex accounts, the vast majority of which were equities and futures accounts. The average equities account made nearly 600 revenue trades during 2003, and the average futures account traded well over 500 round-turn contracts. During the 2003 fourth quarter, TradeStation Securities’ brokerage client account base averaged over 26,500 revenue trades per trading day. The average account asset balance of an equities account was nearly $120,000 during the 2003 fourth quarter.

     TradeStation Securities’ core brokerage service is the TradeStation electronic trading platform. The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and “intelligent” direct-access order-routing and execution. Direct-access trading means, with respect to equities, equities options and futures transactions, direct Internet connections to electronic marketplaces. These include, for stocks and Exchange Traded Funds (ETF’s), electronic communication networks (ECN’s), Archipelago, SuperDOT (for listed securities) and SuperMontage (Nasdaq), for futures, electronic futures exchanges such as the Chicago Mercantile Exchange’s (CME’s) GLOBEX and the Chicago Board of Trade’s (CBOT’s) a/c/e, and, for equities options, electronic options exchanges offered by the AMEX, CBOE, ISE, PHLX, PCX and BOX. In each of these electronic marketplaces, anonymous buyers and sellers participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and direct-access order execution, the TradeStation electronic trading platform offers state-of-the-art advanced order placement functions, unique automated and manual order placement capabilities, and numerous advanced charting and analytics features. A formal patent application covering the TradeStation electronic trading platform has been filed with the United States Patent and Trademark Office.

     In 2003, we launched TradeStation 7 and two updated versions, TradeStation 7.1 and 7.2. TradeStation 7 and its updates contained significant enhancements, including seamless, automated order placement and execution of futures trading strategies, forex analytics and execution, the company’s award-winning OptionStation® and RadarScreen® analytics software, basket trading, market depth displays for ECNs, CME and CBOT, and multiple account trade allocation. In March 2004, we launched the roll-out of TradeStation 8.0, the centerpiece of which is fully-integrated, direct-access options execution. The release of TradeStation 8.0 will be rolled-out in a controlled manner over the next several months.

     On March 8, 2004, Barron’s magazine named TradeStation Securities Best Broker for Active Traders for the second year in a row. In the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published February 20, 2004, TradeStation Securities was named, also for the second year in a row, best Direct Access Stock Brokerage, best Direct Access Futures Brokerage, best Institutional Platform, and best Professional Platform over competitors that included Bloomberg, Reuters, Schwab’s CyberTrader, Refco and Man Financial. TradeStation Securities has won similar first-place awards and ratings since the 2001 launch of the TradeStation electronic trading platform.

     We also provide via our technologies subsidiary, TradeStation Technologies, subscription services. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee. This subscription service was named best Subscription Internet Analytical Platform in the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published February 20, 2004.

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

Industry Background

Active Trader Market

     The active trader market is usually defined as retail individuals, which include intra-day or day traders, semi-professionals, active “self-directed” traders, people who trade for themselves as a full-time or part-time business endeavor, or any other individual that trades much more actively than the typical online trading account. An active trader has historically been defined as one who trades a minimum of 10 times per month. The average TradeStation brokerage account trades nearly five times that number.

     The vast majority of active traders are believed to be with “traditional” online brokerage firms (e.g., Ameritrade, E*Trade, Fidelity, Schwab, T.D. Waterhouse, etc.). It is generally accepted in the online brokerage industry that 5% to 10% of each large online brokerage firm’s client base consists of active traders. Nearly all of the large online brokerage firms have tried over the past three years to acquire direct-access firms or technology, and more sophisticated trading analysis platforms, in order to retain and grow this most valuable segment of their client bases. According to data and reports published over the last three to four years, there are estimated to be more than 20 million online accounts, and direct-access trading accounts have grown and have accounted for a higher percentage of trading activity of both Nasdaq and listed securities. Based on industry articles published in the past two years, it appears that the majority of all order flow – both listed and Nasdaq – is handled electronically. Active traders are generally believed to account for the majority of online daily trades and have larger account asset balances (under current regulations, a minimum account balance of $25,000 is required for very active traders). In the 2003 fourth quarter, the average account asset balance of a TradeStation Securities equities account was just under $120,000.

     We believe an online brokerage focused on active traders, in order to maximize its potential for successful market penetration, needs to deliver:

•	Direct-access order placement and execution, including both automated and one-click manual order placement capabilities

•	State-of-the-art advanced orders capabilities – the ability to use various order-placement features (limits, trailing stops, simultaneous orders, contingency orders, reserve orders, hidden orders, pegged orders, discretionary orders, etc.)

•	Intelligent/smart order routing

•	Access to most, if not all, major avenues of execution (the major ECNs, Archipelago, SuperMontage, SuperDOT, GLOBEX, a/c/e, the major electronic options exchanges, etc.)

•	A competitive, per share commission pricing structure

•	Strategy testing and automation, as well as advanced charting and analysis, software tools

•	Streaming, real-time quotes, including meaningful market depth displays

•	Trade desk, brokerage client and technical support services

•	Client training services

     TradeStation Securities offers each of the above-mentioned features.

Institutional Trader Market

     We see the institutional trader market, as it relates to potential client relationships for direct-access brokerage firms like TradeStation Securities, as hedge fund and money managers, commodity trading advisors and commodity pool operators, and registered investment advisers who use short-term trading strategies. According to data published in recent years, there are approximately 6,000 hedge funds today, which are estimated to manage $600 billion of invested assets, 1,700 commodity pool operators, 13,000 registered investment advisors, 800 registered commodity trading advisors and 8,000 unregistered commodity trading advisors.

     Many believe that buy side institutional traders have become less and less pleased with Wall Street (traditional sell side brokerage firms) and are moving, to one degree or another, towards using direct-access execution of their trading decisions. The biggest concern institutional traders are said to have today is that the cost of their trades – not just commissions, but mainly the costs that result from adverse market movement caused by large block trades – is no longer acceptable, particularly given the market conditions of the past three years. Accordingly, these institutional traders are looking for systems that provide the fastest execution at the best prices possible. The fastest execution is provided by robust direct-access technology, and the “best prices possible” means an exhaustive list of execution venues to ensure maximum access to liquidity through intelligent order routing. It also means that the direct-access platform offers “stealthy” execution of large block orders (anonymity) through advanced reserve order, hidden order, discretionary order and order pegging technology – technology that enables the trade to be completed with minimal market disturbance. These basics: (1) effective, robust, speedy execution; (2) full liquidity (access to all major electronic marketplaces); (3) advanced order capabilities; and (4) intelligent order routing, must be in place before an institutional fund manager or other institutional buy side trader will consider using a direct-access brokerage firm. These are all strengths of the TradeStation electronic trading platform.

     Other features and services that are important to many buy side institutional traders include sophisticated decision-support front ends, automated trading functionality, intuitive, manual one-click order placement, advanced portfolio/basket trading, multiple account trade allocation, a detailed, flexible order management/portfolio management system (or the ability to integrate their management systems with the direct-access firm’s order execution software), and a broad scope of assets (stocks, options, futures and forex). TradeStation contains, arguably, the best decision-support and automated trading and manual order placement functionality on the market, list/basket trading, multiple account trade allocation, and state-of-the-art direct-access execution services for stocks, options and futures trading, and advanced analytics and electronic execution for forex trading, and is working to complete more advanced portfolio/basket trading features and new order and risk management system compatibilities and features.

Products and Services

Overview – TradeStation

     Our main product/service offering is the TradeStation electronic trading platform, complete with direct-access order execution services, for institutional, professional and serious, active individual traders. A formal patent application covering what we believe to be the unique, powerful technology of TradeStation is pending. TradeStation does not provide investment or trading advice or recommendations, or recommend the use of any particular strategy, but rather enables the trader to design, test, optimize and automate his own, custom trading strategies. TradeStation is a registered trademark in the United States, Australia, Canada, the European Union, Indonesia, Korea, Singapore, South Africa and Taiwan.

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

Brokerage Services

     TradeStation Securities’ principal offering today is online brokerage services, covering equities, equities options, futures and forex transactions, through the TradeStation electronic trading platform. TradeStation Securities’ targeted customer base for brokerage services includes active individual, professional and institutional traders, including hedge fund and money managers and investment advisors who use short-term trading strategies. In addition to providing direct-access online services through the TradeStation electronic trading platform, the brokerage firm offers personal support services by its registered trade-desk representatives who execute customers’ orders through direct-access order execution systems if the customer is for some reason unable or unwilling to place the order using his or her own computer.

     Having a “direct-access” order execution system, whether accessed directly by the brokerage client through the TradeStation electronic trading platform or by a TradeStation Securities broker on behalf of the brokerage client, means that both the online services and the firm’s trading desks are directly connected to stock, futures and options exchanges and ECN’s. ECN’s, such as Instinet (INCA)/Island (ISLD), Bloomberg (BTRD) and Brass (BRUT), and electronic equities exchanges such as the Archipelago Exchange (ARCX) and SuperMontage (from Nasdaq), directly match anonymous buyers and sellers participating on the network. This system often results in the simplest, most direct and speediest execution of orders for equity securities at the best available price. With respect to electronically-traded futures contracts, the TradeStation electronic trading platform is directly connected to the CME (GLOBEX), CBOT (a/c/e) and OneChicago electronic futures exchanges. With respect to pit-traded futures contracts, TradeStation is directly connected to its futures clearing firm’s online execution system which sends the order directly to the trading pit. Approximately 90% of the company’s futures trades are on the electronic futures exchanges. With respect to options, the TradeStation electronic trading platform is directly connected to major options exchanges that offer electronic trading, including CBOE, ISE, PHLX and PCX, and membership applications to AMEX and BOX are pending. With respect to forex deals, the TradeStation electronic trading platform is directly connected to a third-party forex dealer’s online deal system, which then electronically places the forex orders.

     Client accounts for equity securities and futures currently are carried on a “fully disclosed” basis by the brokerage’s clearing firms. Beginning in the summer of 2004, TradeStation Securities plans to self-clear equities trades made by its active trader client base. TradeStation Securities executes its clients’ securities and futures transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its clients directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a client’s order to purchase, purchase the securities in the market for the brokerage firm, and then sell the securities to the client. TradeStation Securities does not do this. It always charges only an agreed-upon commission and never earns income from marking up or marking down its clients’ equities or futures transactions. For forex deals, a forex dealer affiliated with our futures clearing firm acts as principal/counterparty for, and clears, all deals with the company’s forex clients.

     For financial information concerning the brokerage services segment of our operations, see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 16 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION.

Software Products and Services

     In December 2000, we launched the TradeStation electronic subscription service. The TradeStation electronic subscription service includes our award-winning strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, and all other features included in the TradeStation electronic trading platform other than trade order placement and other trading or brokerage-related features or services. During 2003, the TradeStation electronic subscription service was offered to new subscribers at the monthly rate of $199.95 and to legacy customers who had “upgraded” at monthly rates ranging from $79.95 to $99.95. We evaluate our approach to subscription fee pricing on an ongoing basis, which may result in different price offerings during 2004. The 2003 version of TradeStation released in March 2003 (TradeStation 7) also offers our OptionStation and RadarScreen functions and features as optional services for an increased monthly fee. OptionStation, also an award-winning technology, is an options trading analysis product for equities, index and futures options that enables traders to explore options trading strategies. RadarScreen enables traders to scan up to hundreds or thousands, depending upon the data service and computer hardware used, of equities or other securities to identify potential buying or selling opportunities based upon the traders’ own trading strategies.

     In the 2001 fiscal year, our software products and services operations were responsible for the majority of our revenues. We stopped marketing our legacy software products in May 2000 and our subscription software service in December 2000. Accordingly, in 2002 and 2003, and, we expect, for the foreseeable future, our brokerage operations produced and should continue to produce the majority of our revenues. In 2002, brokerage operations accounted for approximately 80% of our total revenues, and subscription fees accounted for approximately 14% of our total revenues. In 2003, brokerage operations accounted for approximately 85% of our total revenues, and subscription fees accounted for approximately 12% of our total revenues.

     For financial information concerning the software products and services segment of our operations, see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 16 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION.

Sales and Marketing

     Our marketing in 2003 consisted principally of print advertising in Active Trader, Futures, SFO, and Technical Analysis of Stocks & Commodities magazines, direct mail and e-mail, sales seminars, and our Web sites. The mix and frequency of print, Web-site, direct-mail and in-person marketing methods we use to try to achieve results will likely be continually modified as we test such methods and mixtures and analyze and interpret the results. We may also consider television and radio advertising.

     Less than 10% of our revenues were derived from customers outside of the United States for the years ended December 31, 2003, 2002 and 2001. International revenues are collected in U.S. dollars.

Strategic Relationships

     Clearing Services. Our brokerage’s clearing services for equities and equities options, and for futures and futures options, are currently provided by Bear, Stearns Securities Corp. and R.J. O’Brien & Associates, Inc., respectively, pursuant to industry-standard clearing agreements. However, we may, later this year, begin self-clearing or omnibus clearing of equities and/or equities options trades for our active trader client base using Sungard Financial System’s Phase3 trade processing and settlement software system to support those operations.

     Forex Deal Services. Our forex deal services are currently provided through an arrangement with R.J. O’Brien Foreign Exchange Inc., an affiliate of our futures clearing firm. Forex clients design, test, optimize and automate their forex strategies using TradeStation, then, when a deal order is to be placed, the client connects directly to the online deal system that R.J. O’Brien Foreign Exchange licenses from a third-party software system vendor, and places the order. R.J. O’Brien Foreign Exchange is the counterparty/principal for each forex deal.

Technology Development

     We believe that our success depends, in large part, on our ability to offer unique, Internet-based strategy trading technologies with state-of-the-art, intelligent direct-access order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user education and other training materials internally. In 2003, 2002 and 2001, technology development expenses were approximately $7.1 million, $8.9 million, and $9.3 million, respectively. As of December 31, 2003, our technology development team was comprised of 74 persons, as compared to 79 as of December 31, 2002, a 6% decrease.

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

     The market for strategy trading software tools, streaming real-time market data and news services, and online order execution services is characterized by: rapidly changing technology; evolving industry standards in computer hardware, programming tools and languages, operating systems, database technology and information delivery systems; changes in customer requirements; and frequent new product and service introductions and enhancements. Our success will depend, in part, upon our ability to develop and maintain competitive technologies and to develop and introduce new products, services and enhancements in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that we will be able to develop and market, on a timely basis, if at all, products, services or enhancements that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in the introduction of new products and services or enhancements, could cause customers to delay using, or decide against the use of, our products and services and could have a material adverse effect on our business, financial condition and results of operations.

Client Services and Support and Training

     We provide client services and support and product-use training in the following ways:

     Client Services and Support. TradeStation Securities provides telephone client service to its brokerage customers through a trained client service team. Technical support to subscription and brokerage customers who use the TradeStation electronic platform is provided by TradeStation Technologies’ technical support team. Advanced EasyLanguage consulting services (services that technically assist customers in the use of EasyLanguage to write the customers’ own trading strategies) are available from internal resources and from unaffiliated, independent EasyLanguage consultants. A substantial amount of technical support information is also provided on our Web sites, TradeStationWorld.com and the TradeStation Securities client support Web site.

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

     TradeStationWorld.com. TradeStationWorld.com, a Web site owned and operated by TradeStation Technologies, is an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community provides numerous discussion forums on a variety of topics related to strategy development and technical trading as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary EasyLanguage, many of which are donated by third parties. The company believes that TradeStationWorld.com has generated and will continue to generate renewed and intensified interest in strategy traders who use TradeStation trading software, as well as a new generation of traders who wish to embrace strategy trading through state-of-the-art trading software. As of March 1, 2004, TradeStationWorld.com had over 8,000 registered users.

Competition

     The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry in three different ways. First, there has been over the past several years and continues to be consolidation of three types of services that traditionally were offered separately: online brokerage services; real-time market data services; and trading analysis software products and services. With the TradeStation electronic trading platform, we have embraced this consolidation by offering all three of these services in a fully-integrated, seamless manner. Second, we believe consolidation is beginning to occur in the four major online execution markets for active traders – equities, equities options, futures and forex – meaning that, contrary to specializing in offering services for only one of those market instruments, more and more firms are offering or plan to offer three or four of those services. With our offering of online trading services for all four of these markets, we have embraced this consolidation as well. Third, as a result of price pressure and competition over the last two years, we believe barriers of entry to, and the sustainability of, small online brokerage businesses have become more challenging. As a result, many small online brokerage firms have, over the past few years, failed or been acquired by larger firms that are seeking to increase the size of their account base to help increase their ability to compete on price. We believe we have advantages in this area. The uniqueness of our trading technology enables us to charge value-added fees to our clients, and the scalability and efficiencies made possible by that technology, coupled with the frequent trading activity of our client base, enable us to grow our daily average revenue trade activity with minimal increases in our fixed costs.

     We believe that competition, including price competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services offered by firms that have traditionally served mostly retail clients; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

     We face direct competition from several publicly-traded and privately-held companies, principally online brokerages, including providers of direct-access order execution services. Our competitors include the many online brokerages currently active in the United States, including Ameritrade, Inc. (which now includes Datek Online Financial Services LLC), Charles Schwab & Co., Inc. (including CyberTrader), CSFBdirect (formerly DLJdirect), E*Trade Securities, Incorporated, Fidelity Brokerage Services, Inc., Instinet Corporation (a Reuters subsidiary, and an ECN that also provides direct-access brokerage service), Interactive Brokers, JPMorgan, Merrill Lynch Direct, Morgan Stanley Online, Quick & Reilly, Inc., Redi Products, a division of Spear, Leeds & Kellogg (which is owned by Goldman Sachs), Scottrade, TD Waterhouse Investor Services, Inc., and Terra Nova. Those brokers currently serve, in the aggregate, more than 90% of existing online accounts, and many are focusing on attracting and retaining active traders to and who use their services. Many online brokerages currently claim to offer direct-access service. Even though we are rated as one of the best, if not the best, direct-access brokerage firm in the United States, there can be no assurance that we will be able to maintain such ratings, be rated that highly in the future, compete effectively with our competitors, adequately educate potential customers about the benefits our products and services provide, or continue to offer such products and services.

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

     Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than are we. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly than us to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

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

     We have obtained trademark registrations for the TradeStation mark in the United States, Australia, Canada, the European Union, Indonesia, Korea, Singapore, South Africa and Taiwan. We have obtained registrations for the OptionStation mark in the United States, Canada and the European Union. We have obtained registrations in the United States for the marks ActivityBar, EasyLanguage, PositionGraphs, PowerEditor, ProbabilityMap, ProSuite, RadarScreen, Test Before You Trade and other marks.

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

     There has been substantial litigation in the software industry involving intellectual property rights. We do not believe that we are infringing, or that any technology in development will infringe, the intellectual property rights of others. However, there can be no assurance that infringement claims would not have a material adverse effect on our business, financial condition and results of operations. There is currently an infringement case pending against TradeStation Securities and eight other online brokerage firms which, even though it appears to us to be baseless, could result in substantial ongoing litigation costs and have materially adverse consequences. See “ITEM 3. LEGAL PROCEEDINGS.”

     To the extent that we acquire or license a portion of the software or data included in our products or services from third parties (some data is licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. Software patent infringement cases in financial service industries are becoming more frequent, and we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. In the future, litigation (in addition to the pending infringement case) will likely be necessary to establish, define, enforce, defend and protect patents, trade secrets, copyrights, trademarks and other intellectual property rights. Any such litigation would likely be costly and divert management’s attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

     Our brokerage subsidiary, TradeStation Securities, is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities and equities options business and as a futures commission merchant with respect to its futures and forex business. Broker-dealers and futures commission merchants are subject to regulations covering all aspects of those businesses, including: sales methods; trade practices; use and safe-keeping of customers’ funds and securities; clearing, processing and settlement of trades, and arrangements with clearing houses, exchanges and clearing corporations; capital structure; cash deposit or escrow requirements (or their equivalent); record keeping; conduct of directors, officers and employees; and supervision. To the extent TradeStation Securities solicits orders from customers or makes investment recommendations, it is subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to its customers.

     TradeStation Securities’ mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”), the Board of Governors of the Federal Reserve System, the Depository Trust & Clearing Corporation and National Securities Clearing Corporation (“DTCC/NSCC”), the Options Clearing Corporation (“OCC”), various stock and futures exchanges, and other self-regulatory associations and organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerages that target an active trader customer base.

     With respect to active trading, the NASD has adopted rules that require firms to provide customers with a risk disclosure statement about active trading. Further, the NASD and NYSE’s margin rules impose more restrictive requirements for “pattern” active traders (we are subject to the NASD definition and rules regarding “pattern” active trading). Governmental concern is focused in two basic areas: that the customer has sufficient trading experience and that the customer has sufficient risk capital to engage in active trading. A minimum equities account balance of $25,000 is required. TradeStation Securities’ customer account documentation specifies that being a brokerage customer of TradeStation Securities is only for traders who have experience in active trading, are willing to risk considerable amounts of capital (at least $50,000), and are interested in engaging in high-risk, short-term, speculative trading activity. We believe our brokerage firm’s minimum account opening requirements, as well as the extensive user education documentation and tutorials offered on our Web site, are consistent with both the letter and the spirit of current rules and regulations concerning active trading.

     The SEC, the NASD, the CFTC, the NFA and other self-regulatory associations and organizations and state securities commissions can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or futures commission merchant or any of its officers or employees.

     Marketing campaigns by TradeStation Securities to bring brand name recognition to its services and to promote the benefit of those services, such as the TradeStation electronic trading platform and its various features, are regulated by the NASD and NFA, and all marketing materials must be reviewed by an appropriately-licensed TradeStation Securities principal prior to release, and must conform to standards articulated by the SEC, NASD and NFA. The NASD or NFA may request that revisions be made to marketing materials, and can impose certain penalties for violations of its advertising regulations, including censures or fines, a requirement of advance regulatory approval of all advertising, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or futures commission merchant or any of its officers or employees.

     The SEC, the NASD, the CFTC and the NFA and various other regulatory associations and organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants. Net capital is the net worth of the regulated company (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it must cease conducting business and, if it does not do so, it may be subject to suspension or revocation of registration by the SEC or the CFTC and suspension or expulsion by the NASD or NFA, and it could ultimately lead to the firm’s liquidation.

     TradeStation Securities is registered as a broker-dealer in every U.S. state and the District of Columbia, and is subject to regulation under the laws of those jurisdictions, including registration requirements and being subject to sanctions if a determination of misconduct is made.

     TradeStation Securities is a member of the Securities Investor Protection Corporation (“SIPC”). SIPC provides protection of up to $500,000 for each equities account brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. To the extent TradeStation Securities clears its equities brokerage transactions through Bear, Stearns Securities Corp., Bear, Stearns has obtained an excess securities bond issued by Travelers Casualty and Surety Company which provides additional protection for any loss of securities and/or cash in excess of the primary SIPC protection. For equities brokerage accounts the custody and trade clearing of and for which are to be handled by TradeStation Securities, if and when that occurs, TradeStation has obtained a commitment for an excess securities bond with HSBC Insurance Brokerage Limited, an insurance company associated with Lloyd’s of London. This excess coverage will provide protection for any loss of securities and/or cash in excess of primary SIPC protection, up to $200 million in the aggregate. Based upon the asset size per account and in the aggregate of TradeStation Securities’ equities client base as of the date of this report, if TradeStation Securities were to self-clear all equities trades for its active trader client base this excess-SIPC protection would, combined with primary SIPC protection, be more than adequate to cover the loss of 100% of those client assets in the very unlikely event that TradeStation Securities experienced financial failure and all client assets were somehow lost. Neither SIPC nor excess-SIPC coverage applies to fluctuations in the market value of securities or any losses other than those directly caused by the financial failure of the broker-dealer.

     It is possible that other federal or state agencies will attempt to regulate our current and planned online and other electronic service activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, pricing, content, and quality of goods and services as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress had held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations, not only with respect to online brokerage services, but other online services we provide or may in the future provide. Such laws, rules and regulations, if and when enacted, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Employees

     As of December 31, 2003, we had 238 full-time equivalent employees, consisting of 74 in technology development, including software engineering, product management, user education and quality assurance, 124 in sales and marketing relating to brokerage services, subscriptions and software products (including 34 in sales, 16 on the trading desk, 11 in financial operations, 50 in client services and software support and 13 in marketing and fulfillment), and 40 in general and administrative, including executive management, finance, information technology services and human resources. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

     Our future success depends, in significant part, upon the continued service of our key senior management and technology development personnel. The loss of the services of one or more of these key employees could have a material adverse effect on us. There can be no assurance that we will be able to retain our key personnel. Departures and additions of personnel, to the extent disruptive, could have a material adverse effect on our business, financial condition and results of operations.

Available Information

     We maintain our corporate Web site at www.tradestation.com. We make available free of charge through our Web site this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available, through our Web site, statements of beneficial ownership filed by our directors, officers, shareholders who own more than 10% of our issued and outstanding capital stock, and others under Section 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     We have a ten-year lease (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square-foot corporate headquarters in Plantation, Florida. Plantation is just west of Ft. Lauderdale, Florida (Broward County). This headquarters consolidated the personnel and operations of our former Miami and Boca Raton offices.

     Our brokerage operations were formerly headquartered from 11,800 square feet of office facilities in Boca Raton, Florida pursuant to a lease that expires in February 2007. All of this space is currently being subleased through February 2007 at lease rates significantly lower than the rates we pay.

     Our technologies subsidiary has an approximately 13,500 square foot leased facility in Richardson, Texas from which certain technology development and technical operations are conducted. A portion of those facilities serve as a branch office for TradeStation Securities. That lease expires July 31, 2007. We also lease exclusive rack space for our data server farms at four sites, one in Richardson, Texas (expiring in April 2004), two in Chicago, Illinois (one lease expiring in October 2004 and the other is month to month), and one in Miami, Florida (expiring in May 2005).

     The brokerage previously had small branch offices in various locations, all of which have been closed as of December 31, 2003.

     We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     On September 5, 2003, Datamize, Inc., a Wyoming corporation, filed an Original Complaint for Patent Infringement against nine defendants, including TradeStation Securities, all of whom offer online securities trading services. The other defendants are Fidelity Brokerage Services, Scottrade, Interactive Brokers Group, Instinet, Charles Schwab, CyberTrader, E*Trade Securities and Terra Nova Trading. The complaint was filed in the United States District Court, Eastern District of Texas. The complaint alleges that the online trading platforms and services the defendants offer to their customers infringes United States Patent No. 6,460,040 issued to Datamize on October 1, 2002. The lawsuit seeks injunctive relief, actual damages and attorneys’ fees. We believe Datamize’s claim is baseless and intend to defend ourselves vigorously.

     Three lawsuits have been filed by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against TradeStation Group, certain of our directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom we, as of October 18, 2002, purchased 2,417,000 shares of our common stock in a private transaction, filed a lawsuit against us and three of our executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family

Limited Partnership (owned and controlled by Andrew A. Allen), from whom we, as of November 26, 2002, purchased 1,000,000 shares of our common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against us, the Cruzes, family partnerships owned and controlled by the Cruzes, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of our common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of our common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. We believe all of the allegations are baseless, intend to defend ourselves and the other named parties vigorously in court, and expect to prevail in each of the lawsuits.

     On February 11, 2003, the plan administrator appointed under the reorganization plan in the Chapter 11 bankruptcy of Bridge Information Systems, Inc. and its affiliates filed an adversary complaint against TradeStation Technologies and TradeStation Group in the United States Bankruptcy Court for the Eastern District of Missouri demanding that TradeStation Group and TradeStation Technologies return payments made to TradeStation Technologies by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferential transfers under the federal bankruptcy code as a result of being made to TradeStation Technologies during the ninety-day period immediately preceding the Chapter 11 bankruptcy filing. We believe this claim to be without merit on various grounds and intend to vigorously defend this claim.

     In October 2002, we received information about alleged fraudulent conduct by an executive of an unrelated company in no way affiliated with TradeStation Securities (the “Referral Company”) that referred individual accounts to TradeStation Securities. The executive of the Referral Company was authorized to trade on behalf of such individuals (the “Referred Account Holders”) and allegedly issued fraudulent account statements to them. The Referred Account Holders incurred several million dollars of trading losses, in the aggregate, during the time the executive of the Referral Company traded on their behalves. On February 2, 2003, the Referral Company communicated to TradeStation Securities in writing that it believes TradeStation Securities shares responsibility for some or all of the alleged losses incurred by the Referred Account Holders and/or the Referral Company and wishes to make an amicable settlement. The Referral Company further stated that if an amicable settlement is not reached it intends to initiate legal action of some kind against TradeStation Securities in the United States. We believe the Referral Company’s claims are without merit and, to date, no legal action has been commenced against us by any of the Referred Account Holders or the Referral Company.

     TradeStation Securities is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (claims in pending arbitrations seek, in the aggregate, between nine and ten million dollars in damages, plus, in certain cases, punitive or treble damages).

     While no assurances can be given, we do not believe that the ultimate outcome of any of the above legal matters or claims will result in a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

     Our common stock, par value $.01 per share, is listed on The Nasdaq National Market under the symbol “TRAD.”

     The high and low closing sales prices based on actual transactions on The Nasdaq National Market during each of the quarters presented are as follows:

	Closing Sales Price
	High	Low
2002:
First Quarter	$1.72	$1.10
Second Quarter	1.55	0.99
Third Quarter	1.49	1.14
Fourth Quarter	1.44	1.15
2003:
First Quarter	$3.67	$1.40
Second Quarter	11.45	3.70
Third Quarter	13.15	7.47
Fourth Quarter	10.10	7.07
2004:
First Quarter (through March 1, 2004)	$10.93	$7.58

     As of March 1, 2004, there were 93 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 8,000 beneficial owners.

Dividend Policy

     We intend to retain future earnings to finance our growth and development and therefore do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2003, 2002, or 2001.

Recent Sales of Unregistered Securities

     During the three months ended December 31, 2003, we issued to 215 employees (including 3 executive officers) options to purchase an aggregate of approximately 731,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $9.03 to $9.09 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the fourth quarter of 2003.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Operations Data presented below for the years ended December 31, 2003 and 2002, and the Consolidated Balance Sheet Data as of December 31, 2003 and 2002, have been derived from our Consolidated Financial Statements included on pages F-1 through F-31 of this report, which have been audited by Ernst & Young LLP, independent certified public accountants. The Consolidated Statement of Operations Data presented below for the year ended December 31, 2001 have been derived from our Consolidated Financial Statements included on pages F-1 through F-31 of this report, which were audited by Arthur Andersen LLP, independent certified public accountants. The Consolidated Statement of Operations Data presented below for the years ended December 31, 2000 and 1999, and the Consolidated Balance Sheet Data as of December 31, 2001, 2000, and 1999, have been derived from audited financial statements not included in this report. See also Note 17 of Notes to Consolidated Financial Statements — UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly financial information for fiscal years 2003 and 2002.

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
		(In thousands except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Revenues:
Brokerage revenues	$50,858	$38,494	$18,602	$17,934	$9,783
Subscription fees	7,034	6,639	9,566	8,170	304
Licensing fees	525	1,131	5,029	18,343	16,218
Other	1,732	2,127	7,790	8,479	7,214

Total revenues	60,149	48,391	40,987	52,926	33,519

Operating expenses:
Clearing and execution costs	17,938	11,312	5,772	4,787	2,708
Data center costs	5,110	5,616	5,532	4,002	81
Technology development	7,144	8,851	9,309	8,128	4,932
Sales and marketing	10,451	12,473	11,325	27,680	23,909
General and administrative	8,576	9,157	12,695	11,915	6,785
Amortization of intangible assets	202	891	6,198	5,979	1,033
(Recovery of) provision for insurance claim	—	(1,250)	2,707	—	—
Impairment of goodwill and intangible assets	—	—	5,285	—	—
Merger related costs	—	—	—	3,800	—

Total operating expenses	49,421	47,050	58,823	66,291	39,448

Income (loss) from operations	10,728	1,341	(17,836)	(13,365)	(5,929)
Other income, net	165	427	599	1,293	1,653

Income (loss) before income taxes	10,893	1,768	(17,237)	(12,072)	(4,276)
Income tax (benefit) provision	(731)	4	4,668	1,403	(1,634)

Net income (loss)	$11,624	$1,764	$(21,905)	$(13,475)	$(2,642)

(Continued)

     CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):

(Continued)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
		(In thousands except per share data)
Earnings (loss) per share:
Basic	$0.29	$0.04	$(0.49)	$(0.31)	$(0.07)
Diluted	0.27	0.04	(0.49)	(0.31)	(0.07)
Dividends declared per share	—	—	—	—	—
Weighted average shares outstanding:
Basic	40,467	43,328	44,459	43,956	40,065
Diluted	43,390	43,386	44,459	43,956	40,065

	DECEMBER 31,
	2003	2002	2001	2000	1999
		(In thousands)
CONSOLIDATED BALANCE SHEET DATA (1):
Cash and cash equivalents (2)	$31,018	$16,410	$19,982	$18,395	$17,304
Total assets	38,001	22,618	26,821	50,354	58,920
Capital lease obligations	194	1,382	1,407	214	112
Shareholders’ equity	29,746	12,393	17,458	39,025	51,740

(1)	The selected financial data as of and for the two years ended December 31, 2000 were restated to reflect the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities under the pooling-of-interests method of accounting.

(2)	Includes restricted cash of $2.7 million, $3.4 million, $3.6 million and $510,000 at December 31, 2003, 2002, 2001 and 2000, respectively. There was no restricted cash at December 31, 1999. See Note 15 of Notes to Consolidated Financial Statements — COMMITMENTS AND CONTINGENCIES — Restricted Cash.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report.

Overview

     TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. currently are TradeStation Group’s two operating subsidiaries.

     TradeStation Securities, a leading direct-access brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. TradeStation Securities is a licensed broker-dealer and futures commission merchant, and a member of the NASD, SIPC, NFA, AMEX, CBOE, ISE, PHLX, PCX, and ArcaEx, and has pending membership applications with the NYSE and BOX.

     By the end of 2003, TradeStation Securities had more than 12,000 equities, futures and forex accounts, the vast majority of which were equities and futures accounts. The average equities account made nearly 600 revenue trades during 2003, and the average futures account traded well over 500 round-turn contracts. During the 2003 fourth quarter, TradeStation Securities’ brokerage client account base averaged over 26,500 revenue trades per trading day. The average account asset balance of an equities account was nearly $120,000 during the 2003 fourth quarter.

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

     In 2003, we launched TradeStation 7 and two updated versions, TradeStation 7.1 and 7.2. TradeStation 7 and its updates contained significant enhancements, including seamless, automated order placement and execution of futures trading strategies, forex analytics and execution, the company’s award-winning OptionStation® and RadarScreen® analytics software, basket trading, market depth displays for ECNs, CME and CBOT, and multiple account trade allocation. In March 2004, we launched the roll-out of TradeStation 8.0, the centerpiece of which is fully-integrated, direct-access options execution. The release of TradeStation 8.0 will be rolled-out in a slow, controlled manner over the next several months.

     We also provide via our technologies subsidiary, TradeStation Technologies, subscription services. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee.

Results of Operations

     For the three years ended December 31, 2003, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. For the periods indicated, the following table presents certain items in our consolidated statements of operations broken down by segment:

	YEAR ENDED				YEAR ENDED
	DECEMBER 31, 2003				DECEMBER 31, 2002
		Software				Software
		Products				Products
	Brokerage	and	Elimin-		Brokerage	and	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total
		(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$50,858	$—	$—	$50,858	$38,494	$—	$—	$38,494
Subscription fees	—	21,276	(14,242)	7,034	—	16,352	(9,713)	6,639
Licensing fees	—	525	—	525	—	1,131	—	1,131
Other	219	1,513	—	1,732	—	2,127	—	2,127

Total revenues	51,077	23,314	(14,242)	60,149	38,494	19,610	(9,713)	48,391

Operating expenses:
Clearing and execution costs	17,938	—	—	17,938	11,312	—	—	11,312
Data center costs	15,205	4,147	(14,242)	5,110	10,534	4,795	(9,713)	5,616
Technology development	1,403	5,741	—	7,144	644	8,207	—	8,851
Sales and marketing	9,855	596	—	10,451	11,179	1,294	—	12,473
General and administrative	4,165	4,411	—	8,576	4,851	4,306	—	9,157
Amortization of intangible assets	—	202	—	202	—	891	—	891
(Recovery of) provision for insurance claim	—	—	—	—	—	(1,250)	—	(1,250)

Total operating expenses	48,566	15,097	(14,242)	49,421	38,520	18,243	(9,713)	47,050

Income (loss) from operations	$2,511	$8,217	$—	$10,728	$(26)	$1,367	$—	$1,341

	YEAR ENDED
	DECEMBER 31, 2001
		Software
		Products
	Brokerage	and	Elimin-
	Services	Services	ations	Total
		(In thousands)
Revenues:
Brokerage revenues	$18,602	$—	$—	$18,602
Subscription fees	—	9,566	—	9,566
Licensing fees	—	5,029	—	5,029
Other	—	7,790	—	7,790

Total revenues	18,602	22,385	—	40,987

Operating expenses:
Clearing and execution costs	5,772	—	—	5,772
Data center costs	230	5,302	—	5,532
Technology development	224	9,085	—	9,309
Sales and marketing	7,776	3,549	—	11,325
General and administrative	3,599	9,096	—	12,695
Amortization of intangible assets	661	5,537	—	6,198
(Recovery of) provision for insurance claim	—	2,707	—	2,707
Impairment of goodwill and intangible assets	1,043	4,242	—	5,285

Total operating expenses	19,305	39,518	—	58,823

Loss from operations	$(703)	$(17,133)	$—	$(17,836)

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in this report — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

     Income Taxes. We have net deferred income tax assets of $8.6 million which are offset by a valuation allowance of $8.6 million (the full amount) in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Management must evaluate and determine, on a periodic basis, if the amount of the valuation allowance should be adjusted. Of this $8.6 million, $3.2 million relate to net operating loss carryforwards the benefit of which may be recorded through additional paid-in capital and not through the consolidated statement of operations should realization become more likely than not. See “Income Taxes” below, and Note 12 of Notes to Consolidated Financial Statements — INCOME TAXES.

     Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During 2003, we reduced our accruals by $301,000 as a result of the favorable resolution or reassessment of various claims. See “Brokerage Services Segment — Operating Expenses — General and Administrative” and “Years Ended December 31, 2003 and 2002 — Software Products and Services Segment — Operating Expenses — General and Administrative.”

     Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using market factors available at the time, we estimated the potential losses relating to the sublease of facilities that we would no longer occupy. During the years ended December 31,

2002 and 2003, we increased our estimated loss accrual by $733,000 and $70,000, respectively, based on then-current market factors and actual sublease arrangements. Net payments of $380,000 and $290,000 were applied against this accrual during 2002 and 2003, respectively, resulting in a balance of $513,000 as of December 31, 2003. See “Brokerage Services Segment — Operating Expenses — General and Administrative.”

     Impairment of Goodwill and Intangible Assets. In December 2001, we recorded a non-cash charge of $5.3 million for impairment of goodwill and certain intangible assets due to certain operational decisions made by management which resulted in the reduction of the fair value of such assets. The fair value was determined by a qualified independent appraiser, representing the price at which the assets would change hands between a willing buyer and seller. This charge was recorded in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, the effective guidance at that time. See “Years Ended December 31, 2002 and 2001 — Brokerage Services Segment — Operating Expenses - Impairment of Goodwill and Intangible Assets” and “Years Ended December 31, 2002 and 2001 — Software Products and Services Segment — Operating Expenses - Impairment of Goodwill and Intangible Assets” below, and Note 5 of Notes to Consolidated Financial Statements — INTANGIBLE ASSETS, NET.

     Insurance Claim. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client’s account. In December 2001, the insurance company denied this claim and, accordingly, the receivable recorded in our consolidated balance sheet was fully reserved as of December 31, 2001. On July 25, 2002, we entered into an agreement to settle this claim for $1.25 million, payment of which was received in August 2002. The effect of this settlement was recorded in the third quarter of 2002. See “Years Ended December 31, 2003 and 2002 — Software Products and Services Segment — Operating Expenses — (Recovery of) Provision for Insurance Claim.”

Years Ended December 31, 2003 and 2002

Overall

     Total revenues were $60.1 million for the year ended December 31, 2003, as compared to $48.4 million for the year ended December 31, 2002, an increase of $11.7 million, or 24%, due primarily to an increase in brokerage revenues of $12.4 million, slightly offset by a decrease in licensing fees and other revenues (which relate primarily to our legacy software business, which is no longer an active focus).

     Income from operations was $10.7 million for the year ended December 31, 2003, as compared to $1.3 million for the year ended December 31, 2002, an improvement of $9.4 million, or 700%. This improvement was due primarily to higher brokerage revenues, net of related clearing and execution costs, and decreases in all other operating expense categories. The increase in income from operations was partially offset by a $1.25 million recovery of an insurance claim in the 2002 third quarter which reduced operating expenses for that period, as well as a decrease in licensing fees and other revenues in 2003.

     Other income, net consists primarily of interest income earned on our cash and cash equivalents offset by interest expense related to capital lease obligations and bank fees, as well as gains or losses on the sale of assets. Other income, net was $165,000 for the year ended

December 31, 2003, as compared to $427,000 for the year ended December 31, 2002. The decrease of $262,000 was due primarily to a 2002 gain of $287,500 recorded on the sale of legacy customer accounts, a 2003 loss of $55,000 on the sale of investments in corporate stock, and a decrease in interest income of $38,000 as a result of lower interest rates, partially offset by a decrease in interest expense of $146,000 as a result of fewer capital lease obligations.

     Income tax benefit, net of expense, of $731,000 was recorded during the year ended December 31, 2003. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Brokerage Revenues. Brokerage revenues are comprised primarily of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. For the year ended December 31, 2003, brokerage revenues were $50.9 million (which included brokerage commissions and fees of $40.4 million), as compared to brokerage revenues of $38.5 million (which included brokerage commissions and fees of $34.4 million) for the year ended December 31, 2002. This $12.4 million increase, or 32%, was due primarily to brokerage client account growth.

     In April 2002 we offered a new brokerage commission plan — one that charges traders fees based solely upon the share volume of client trades as opposed to per ticket charges. This plan, as expected, significantly reduced our commissions per trade. This reduction was partially offset by charging brokerage clients monthly platform fees. In August 2002, we modified our price per share plan by reducing the price per share. Effective March 31, 2003, we reduced our commission pricing for futures and options trades and, effective November 1, 2003, we further reduced our commission pricing for futures and our commission pricing per share for equities trades. These price decreases are expected to slow our revenue growth in the short-term. The rate and timing at which these price reductions will, if at all, increase new accounts, client trading activity and/or market share is not known. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve revenue growth are challenges we expect to face for the foreseeable future.

     Other Revenues. Other revenues are comprised primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform. Other revenues were $219,000 for the year ended December 31, 2003. There were no other revenues for the year ended December 31, 2002.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs are the costs of executing and clearing customer trades, including commissions paid to third-party broker-dealers. Clearing and execution costs were $17.9 million for the year ended December 31, 2003, as compared to $11.3 million for the year ended December 31, 2002, an increase of $6.6 million, or 59%, due primarily to increased trading activity related to brokerage client account growth and, to a lesser extent, an increase in futures clearing costs during the 2003 second quarter prior to our May 2003 change in futures clearing firms.

     Clearing and execution costs, as a percentage of brokerage revenues, increased to 35% for the year ended December 31, 2003, as compared to 29% for the year ended December 31, 2002 due primarily to: (i) the lower gross margins that resulted from our equities per share pricing structure first offered in the second quarter of 2002; (ii) overall price reductions; and (iii) increased costs for futures clearing, during the second quarter of 2003, imposed by our former futures clearing firm. We believe that clearing costs as a percentage of brokerage revenues will increase in the short-term due to the impact of our commission price reductions effective November 1, 2003. Sometime in 2004, we expect to begin self-clearing of equities trades for our active trader client base, which, while no assurances can be given, we expect will improve our gross margin.

     Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, paid on a per user basis to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients and, to a lesser extent, data communications costs necessary to connect our server farms directly to electronic market places. See “Technology Development” below. Data center costs were $15.2 million for the year ended December 31, 2003, as compared to $10.5 million for the year ended December 31, 2002, an increase of $4.7 million, or 44%, due primarily to the increased number of brokerage accounts during 2003 as compared to 2002, partially offset by a 17% decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities during 2003. See “Software Products and Services Segment — Revenues — Subscription Fees” and “- Operating Expenses - Data Center Costs.”

     Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients and the creation of documentation and other training and educational materials. Technology development expenses for the year ended December 31, 2003 were $1.4 million, as compared to $644,000 for the year ended December 31, 2002, an increase of $759,000, or 118%, due mainly to increased personnel and related costs as a result of the transfer to the brokerage services segment of seven positions from the software products and services segment at the beginning of the 2002 fourth quarter. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment — Operating Expenses — Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and web-site maintenance and administration costs. Sales and marketing expenses were $9.9 million for the year ended December 31, 2003, as compared to $11.2 million for the year ended December 31, 2002, a decrease of $1.3 million, or 12%, due primarily to decreased advertising and promotional costs. Advertising expenses may increase and vary during 2004 as we explore and possibly implement different marketing initiatives and analyze and interpret their results.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $4.2 million for the year ended December 31, 2003, as compared to $4.9 million for the year ended December 31, 2002, a decrease of $686,000, or 14%. This decrease is due primarily to a decrease in facility costs of $522,000 (related primarily to the estimated loss on the sublease of facilities recorded during 2002), and the 2003 reversal of certain uninsured loss provisions including related legal fees in the amount of $201,000 due to the favorable settlement of certain claims, partially offset by increased communications costs of $148,000. See “Critical Accounting Policies and Estimates — Sublease of Facilities” and “ — Uninsured Loss Reserves.” General and administrative expenses are anticipated to increase during 2004 due to higher insurance (primarily the cost of directors and officers liability and excess-SIPC coverage) and increased consulting and professional fees related to increased securities law requirements and ongoing litigation and claims.

Software Products and Services Segment

Revenues

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities, on a per user basis, the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Subscription fees were $21.3 million for the year ended December 31, 2003, as compared to $16.4 million for the year ended December 31, 2002, an increase of $4.9 million, or 30%, due primarily to a $4.5 million increase in Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities, partially offset by a decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities during 2003. Excluding Intercompany Subscription Fees, subscription fees were $7.0 million for the year ended December 31, 2003, as compared to $6.6 million for the year ended December 31, 2002, an increase of $395,000, or 6%, as a result of a change to higher-priced subscription offerings during 2003, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

     Licensing Fees. Licensing fees are derived from direct sales of our legacy client software products. Licensing fees were $525,000 for the year ended December 31, 2003, as compared to $1.1 million for the year ended December 31, 2002, a decrease of $606,000, or 54%. This expected decrease is the result of no longer offering legacy client software products domestically since September 2001. Licensing fees are expected to continue to decrease in future quarters.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products. Other revenues were $1.5 million for the year ended December 31, 2003, as compared to $2.1 million for the year ended December 31, 2002, a decrease of $614,000, or 29%. This expected decrease is the result of no longer marketing legacy client software since May 2000 and no longer offering legacy client software products domestically since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our facilities where the data server farms are located, including costs necessary to connect our data server farms directly to electronic market places, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the year ended December 31, 2003 were $4.1 million, as compared to $4.8 million for the year ended December 31, 2002, a decrease of $648,000, or 14%. The decrease is due primarily to lower data distribution and exchange fees of $448,000, and lower server costs of $240,000, partially offset by increased rent and data communication charges at our facilities of $40,000. The decrease in data distribution and exchange fees resulted from approximately $208,000 of credits received from data providers, increased recovery of exchange fees from client accounts, and receipt of data directly from exchanges beginning during the 2003 fourth quarter, partially offset by incremental costs related to account growth.

     Technology Development. Technology development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and, in 2002, the creation of documentation and other training and educational materials. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $5.7 million for the year ended December 31, 2003, as compared to $8.2 million for the year ended December 31, 2002, a decrease of approximately $2.5 million, or 30%, due primarily to decreased personnel and related costs of $2.0 million (due to fewer employees in 2003 as compared to 2002, including ten terminations and the transfer of seven positions to the brokerage segment at the beginning of the 2002 fourth quarter) and, to a lesser extent, decreased facility costs of $253,000 related to the June 2002 consolidation of our facilities and decreased communications costs of $171,000.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being to continue to build an online brokerage firm for active and institutional traders. During 2003, sales and marketing expenses consisted primarily of personnel costs for customer support centers and facility costs. In prior years, sales and marketing expenses consisted primarily of marketing programs, including advertising, brochures, and direct mail programs; sales commissions; personnel costs for marketing and customer support centers; Web site maintenance and administration costs; and inventory and handling costs. Sales and marketing expenses were $596,000 for the year ended December 31, 2003, as compared to $1.3 million for the year ended December 31, 2002, a decrease of $698,000, or 54%, due primarily to a decrease in personnel and related costs of $460,000, a favorable resolution of an event cancellation dispute during 2003 which resulted in a reduction of expenses of $112,000, and a decrease in technical support costs of $133,000.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as: executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $4.4 million for the year ended December 31, 2003, as compared to $4.3 million for the year ended December 31, 2002, an increase of

$105,000, or 2%. This increase was due primarily to increased facility costs of $192,000 and increased consulting and professional fees of $122,000, partially offset by decreased personnel and related costs of $123,000 and the 2003 reversal of uninsured loss provisions in the amount of $100,000 due to the reassessment of certain potential claims. See “Critical Accounting Policies and Estimates — Uninsured Loss Reserves.” General and administrative expenses are anticipated to increase during 2004 due to increased insurance (primarily the cost of directors and officers liability coverage) and increased consulting and professional fees related to increased securities law requirements.

     Amortization of Intangible Assets. Amortization of intangible assets includes amortization related to the October 1999 acquisition of Window On WallStreet Inc., which was accounted for under the purchase method of accounting, and amortization of data rights and other intangible assets. Amortization of intangible assets was $202,000 for the year ended December 31, 2003, as compared to $891,000 for the year ended December 31, 2002, a decrease of $689,000, or 77%. The decrease was due primarily to certain Window On WallStreet intangible assets becoming fully amortized in October 2002.

     (Recovery of) Provision for Insurance Claim. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client’s account. As of the 2001 year end, the insurance company had formally denied this claim and, accordingly, the receivable that had been recorded in our consolidated balance sheet was fully reserved. On July 25, 2002, we entered into an agreement with the insurance company to settle this claim for $1.25 million, payment of which was received in August 2002. Accordingly, during the third quarter of 2002, we recorded a recovery of $1.25 million.

Years Ended December 31, 2002 and 2001

Overall

     Total revenues were $48.4 million for the year ended December 31, 2002, as compared to $41.0 million for the year ended December 31, 2001, an increase of $7.4 million, or 18%, due primarily to an increase in brokerage revenues, partially offset by decreases in other revenues, licensing fees and subscription fees.

     Income from operations was $1.3 million for the year ended December 31, 2002, as compared to a loss from operations of $17.8 million for the year ended December 31, 2001, an improvement of $19.1 million, or 108%. This improvement related primarily to higher revenues, lower amortization of intangible assets which resulted from the 2001 fourth quarter impairment charge of $5.3 million that reduced certain intangible assets to their estimated fair value, lower general and administrative expense, and a $1.25 million insurance settlement in the 2002 third quarter relating to a $2.7 million loss that had been fully reserved during the prior year. See “Software Products and Services Segment - Operating Expenses — (Recovery of) Provision for Insurance Claim.” This improvement was partially offset by the higher clearing and execution costs associated with higher brokerage revenues.

     Other income, net was $427,000 for the year ended December 31, 2002, as compared to $599,000 for the year ended December 31, 2001, a decrease of $172,000, or 29%, due primarily to a decrease in interest income as a result of lower interest rates, partially offset by a gain of $287,500 recorded on the sale of legacy customer accounts during the second quarter of 2002.

Brokerage Services Segment

Revenues

     Brokerage Revenues. For the year ended December 31, 2002, brokerage revenues were $38.5 million (which included brokerage commissions and fees of $34.4 million), as compared to brokerage revenues of $18.6 million (which included brokerage commissions and fees of $17.3 million) for the year ended December 31, 2001. This increase of $19.9 million, or 107%, was due primarily to increased trading volume related to customer account growth fueled by our June 27, 2001 launch of the TradeStation electronic trading platform. During the year ended December 31, 2002, 82% of total brokerage revenues were generated from clients using the TradeStation electronic trading platform, as compared to 26% during the year ended December 31, 2001. As of December 31, 2002, substantially all of our brokerage customers had their trades executed through the TradeStation electronic trading platform.

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

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs were $11.3 million for the year ended December 31, 2002, as compared to $5.8 million for the year ended December 31, 2001, an increase of $5.5 million, or 96%, due primarily to increased trading volume related to account growth. Clearing and execution costs as a percentage of brokerage revenues decreased to 29% for the year ended December 31, 2002, as compared to 31% for the year ended December 31, 2001, due to improved clearing cost rates provided by our clearing firms, partially offset by the lower gross margins that resulted from our change to a per share pricing structure.

     Data Center Costs. Data center costs for the year ended December 31, 2002 were $10.5 million, as compared to $230,000 for the year ended December 31, 2001. This increase of $10.3 million is primarily due to Intercompany Subscription Fees paid to the software products and services segment during the year ended December 31, 2002. No such fees were paid to the software products and services segment during the year ended December 31, 2001. See “Software Products and Services Segment — Revenues — Subscription Fees” and “- Operating Expenses — Data Center Costs.”

     Technology Development. Technology development expenses for the year ended December 31, 2002 were $644,000, as compared to $224,000 for the year ended December 31, 2001, an increase of $420,000, or 188%. This increased because the brokerage did not employ product management personnel until the end of the 2001 second quarter.

     Sales and Marketing. Sales and marketing expenses were $11.2 million for the year ended December 31, 2002, as compared to $7.8 million for the year ended December 31, 2001, an increase of $3.4 million, or 44%. This increase was due primarily to increased advertising and promotional costs of $2.6 million and increased personnel and related costs of $722,000. However, we significantly decreased our media advertising expenditures in the second half of 2002 as compared to the first half of 2002.

     General and Administrative. General and administrative expenses were $4.9 million for the year ended December 31, 2002, as compared to $3.6 million for the year ended December 31, 2001, an increase of $1.3 million, or 35%. This change was due primarily to increases in personnel and related costs of $1.2 million and increases in facility costs of $1.2 million (related mainly to an increase in the estimated loss on the sublease of facilities), partially offset by a decrease in uninsured loss provisions of $747,000 and, to a lesser extent, decreases in license and registration fees and insurance. See “Critical Accounting Policies and Estimates - Uninsured Loss Reserves” and “ — Sublease of Facilities.”

     Amortization of Intangible Assets. Historically, amortization of intangible assets has been related to the December 1999 acquisition of certain customer accounts of Newport Discount Brokerage, Inc. (“Newport”), which was accounted for under the purchase method of accounting. Based upon our decision made in December 2001 to sell those accounts (as they did not meet the requirements of our active and institutional trader business model), we determined that these intangible assets were impaired and, therefore, they were reduced to their estimated fair value, as determined by an independent appraisal. There was no amortization during 2002, as these intangible assets were held for sale, and then sold during the second quarter of 2002. Amortization of intangible assets for the year ended December 31, 2001 was $661,000. See “Impairment of Goodwill and Intangible Assets” below.

     Impairment of Goodwill and Intangible Assets. In December of 2001, based upon our decision to sell the Newport accounts, which did not meet the requirements of our active and institutional trader business model, we recorded a non-cash charge of $1.1 million for the impairment of certain intangible assets associated with the acquisition of those customer accounts. See Note 1 of Notes to Consolidated Financial Statements — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Impairment of Long-Lived Assets and Note 5 of Notes to Consolidated Financial Statements — INTANGIBLE ASSETS, NET.

Software Products and Services Segment

Revenues

     Subscription Fees. Subscription fees were $16.4 million for the year ended December 31, 2002, as compared to $9.6 million for the year ended December 31, 2001, an increase of $6.8 million, or 71%. This increase was due primarily to $9.7 million of Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees decreased $2.9 million, or 31%, due to our December 2000 decision not to actively market subscription services, but rather to focus on the growth of our brokerage business.

     Licensing Fees. Licensing fees were $1.1 million for the year ended December 31, 2002, as compared to $5.0 million for the year ended December 31, 2001, a decrease of $3.9 million, or 78%. This expected decrease was due primarily to the May 2000 termination of active marketing of client software products and, as of September 2001, no longer offering those products domestically.

     Other Revenues. Other revenues were $2.1 million for the year ended December 31, 2002, as compared to $7.8 million for the year ended December 31, 2001, a decrease of $5.7 million, or 73%. This expected decrease was due primarily to a decrease in royalties resulting from the expiration in 2001 of a minimum royalty arrangement with a third party.

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

     General and Administrative. General and administrative expenses were $4.3 million for the year ended December 31, 2002, as compared to $9.1 million for the year ended December 31, 2001, a decrease of $4.8 million, or 53%, due primarily to decreases in personnel and related costs of $2.0 million, decreases in professional fees of $803,000, decreases in facility costs of $794,000, and decreases in provision for bad debts of $714,000. The entire 2001 provision for bad debts relates to a portion of a TradeStation Technologies’ 2001 royalty receivable that was part of a “pre-petition” estate in a Chapter 11 bankruptcy filed in February 2001 that was not paid as a result of the rejection of that agreement in those bankruptcy proceedings. See Note 15 of Notes to Consolidated Financial Statements — COMMITMENTS AND CONTINGENCIES — Telerate Royalty Agreement.

     Amortization of Intangible Assets. Amortization of intangible assets was $891,000 for the year ended December 31, 2002, as compared to $5.5 million for the year ended December 31, 2001, a decrease of $4.6 million, or 84%. The decrease was due to the December 2001 impairment that reduced the value of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet to their estimated fair value. This resulted from our decision, made and implemented in the fourth quarter of 2001, to upgrade all WindowOnWallStreet.com subscribers to TradeStation. See “Impairment of Goodwill and Intangible Assets” below.

     (Recovery of) Provision for Insurance Claim. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a client’s account. In December 2001, the insurance company formally denied this claim and, accordingly, the receivable recorded in our consolidated balance sheet was fully reserved. On July 25, 2002, we entered into an agreement with the insurance company to settle this claim for $1.25 million, payment of which was received in August 2002. Accordingly, we recorded a recovery of insurance claim of $1.25 million during the third quarter of 2002.

     Impairment of Goodwill and Intangible Assets. In December 2001, we recorded a non-cash charge of $4.2 million for the impairment of all of the goodwill and certain intangible assets associated with the acquisition of Window On WallStreet. This was done as a result of our decision, made and implemented in the fourth quarter of 2001, to upgrade all WindowOnWallStreet.com subscribers to TradeStation. See Note 1 of Notes to Consolidated Financial Statements — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Impairment of Long-Lived Assets and Note 5 of Notes to Consolidated Financial Statements — INTANGIBLE ASSETS, NET.

Income Taxes

     During the year ended December 31, 2001, we recorded an income tax provision of $4.7 million, which included a fourth quarter non-cash charge of $4.8 million to establish a full valuation allowance against our deferred income tax assets in accordance with the requirements of SFAS No. 109. See Note 12 of Notes to Consolidated Financial Statements — INCOME TAXES.

     At December 31, 2003, we had net deferred income tax assets of $8.6 million, which are offset by a valuation allowance of $8.6 million (the full amount). Of this $8.6 million, $3.2 million relate to net operating loss carryforwards the benefit of which may be recorded through additional paid-in capital and not through the consolidated statement of operations should realization become more likely than not.

     As a result of our deferred income tax assets, which include those net operating loss carryforwards, other than alternative minimum tax and state and local income taxes where our net operating loss carryforwards could not be utilized, we have not been obligated to pay income taxes on our earnings since our return to profitability in the second quarter of 2002. Later in 2004, in accordance with the requirements of SFAS 109, we anticipate making a reversal of all or part of the valuation allowance on our net deferred income tax assets referred to in the previous paragraph, which could generate one-time income of more than $2.0 million in the quarter the reversal is made, and after which we will begin to record income tax expense at a 37.6% effective rate.

     During the year ended December 31, 2003, we recorded a net income tax benefit of $731,000 consisting of refunds related to prior year federal income tax returns (see below), and state income tax refunds received during 2003 for the overpayment of a prior year’s income tax, partially offset by an increase to the valuation allowance established for the amount due under the current year’s alternative minimum tax calculation. Other than the increase to the valuation allowance for the amount due under the current year’s alternative minimum tax calculation, the income tax expense associated with net operating income generated during the year ended December 31, 2003 was totally offset by a reduction to the previously established valuation allowance associated with deferred income tax assets referred to in the paragraph above, including the net operating loss carryforwards.

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

Variability of Results

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations are likely to result in volatility in the price of our common stock. See Issues, Uncertainties and Risk Factors below and Note 17 of Notes to Consolidated Financial Statements — UNAUDITED QUARTERLY FINANCIAL INFORMATION.

Liquidity and Capital Resources

     As of December 31, 2003, we had cash and cash equivalents and marketable securities of approximately $33.0 million, of which $2.7 million was restricted. Restricted cash supports a facility lease and certain customer agreements. See Note 15 of Notes to Consolidated Financial Statements — COMMITMENTS AND CONTINGENCIES — Restricted Cash.

     A summary of our capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations as of December 31, 2003 is as follows:

	Payments Due By Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligations	$194,002	$186,482	$7,520	$—	$—
Operating lease obligations	17,972,265	2,616,717	6,231,580	3,811,515	5,312,453
Purchase obligations	2,644,652	918,772	1,725,880	—	—

Total	$20,810,919	$3,721,971	$7,964,980	$3,811,515	$5,312,453

     Purchase obligations are related to back-office systems and telecommunications services. See Note 7 of Notes to Consolidated Financial Statements — CAPITAL LEASE OBLIGATIONS and Note 15 of Notes to Consolidated Financial Statements — COMMITMENTS AND CONTINGENCIES — Operating Leases and - Purchase Obligations for a further discussion of our outstanding capital lease, operating lease and purchase obligations.

     In addition to the purchase obligations set forth in the table above, we anticipate, in connection with the expected growth of our brokerage business, capital expenditures of approximately $2.0 million through December 31, 2004 primarily for the purchase of computer hardware and software. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months. In connection with our plan for TradeStation Securities to begin self-clearing equities trades later in 2004, we will be required to make security deposits with clearing corporations of several millions of dollars.

     Cash provided by operating activities totaled $13.4 million, $5.2 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash provided by operating activities during 2003 was due primarily to a significant improvement in operating income (including $874,000 received for income tax refunds). Net cash provided by operating activities during 2002 was due primarily to improved operating income (including $1.25 million received in an insurance settlement), as adjusted for non-cash items, and an increase in accounts payable and accrued expenses, partially offset by an increase in receivables from clearing firms. Net cash provided by operating activities during 2001 was due primarily to the receipt of income tax receivables of $8.5 million in April 2001 and a decrease in receivables from clearing firms, partially offset by operating losses as adjusted for non-cash items and decreases in merger-related and other non-recurring accounts payable and in income taxes payable.

     Investing activities used cash of $2.6 million, $331,000 and $4.0 million during 2003, 2002 and 2001, respectively. During 2003, net cash used in investing activities consisted primarily of a purchase of marketable securities of $2.0 million and capital expenditures of $1.3 million, primarily computer hardware and software to support the growth of our business operations, partially offset by a decrease in restricted cash of $745,000. During 2002, net cash used in investing activities was primarily capital expenditures of $1.7 million, partially offset by cash proceeds of $1.0 million from the sale of the Newport accounts during the second quarter of 2002 (see Note 5 of Notes to Consolidated Financial Statements — INTANGIBLE ASSETS, NET). During 2001, cash used in investing activities was mainly an increase in restricted cash of $3.1 million, supporting a facility lease and an equipment lease, and $546,000 in capital expenditures.

     Financing activities provided cash of $4.5 million during 2003 and used cash of $8.2 million and $300,000 during 2002 and 2001, respectively. Proceeds from issuance of common stock from exercises of stock options from our incentive stock plans, and purchases under our employee stock purchase plan, provided cash of $4.8 million, $43,000 and $109,000 during 2003, 2002 and 2001, respectively. Net proceeds from issuance of common stock associated with exercise of warrants were $914,000 during 2003.

     In connection with the initial public offering of the predecessor to TradeStation Securities, warrants to purchase up to 225,000 shares of that predecessor company’s common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 9, 2004. We assumed such warrants in connection with the merger between TradeStation Technologies and TradeStation Securities, and, based on the 1.7172 to 1 merger conversion ratio, the underwriters were granted rights to purchase up to 386,369 shares of the company’s common stock at an exercise price of $6.73. In July 2003, we filed a registration statement with the Securities and Exchange Commission to register the warrants and the 386,369 shares of common stock issuable upon the exercise of such warrants, which was declared effective by the Securities and Exchange Commission on August 13, 2003. During the second half of 2003, we issued 196,807 shares of common stock associated with the exercise of warrants in exchange for net cash proceeds of $914,000 and the delivery and cancellation of 123,027 warrants. As of December 31, 2003, warrants to purchase up to 66,535 shares of the company’s common stock at $6.73 were outstanding.

     Net cash used in financing activities during 2002 was primarily $6.9 million of cash paid for the purchase and retirement of 5 million shares of our common stock. In July 2002, we announced a stock repurchase program authorizing, at the discretion of management, the use of available cash to purchase from time to time up to 4 million shares of our common stock in the open market or through privately-negotiated transactions. Through October 2002, we had purchased and retired all 4 million shares at prices ranging from $1.35 to $1.40 per share, for a total purchase price of $5.5 million. This included two private transactions with a former principal shareholder of onlinetradinginc.com corp. for the purchase of 1.5 million shares at a price of $1.35 per share and 2.4 million shares at a price of $1.40 per share. In November 2002, we purchased and retired an additional 1 million shares at a price of $1.35 per share in a private transaction with another former principal shareholder of onlinetradinginc.com corp., bringing the total shares of common stock purchased and retired for the year to 5 million, for a total purchase price of $6.9 million. During the third quarter of 2003, those former principal shareholders of onlinetradinginc.com corp. filed lawsuits seeking rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. We believe all of the allegations are baseless. See Note 15 of Notes to Consolidated Financial Statements — COMMITMENTS AND CONTINGENCIES — Litigation and Claims for further discussion.

     Repayments of capital lease obligations were $1.2 million, $1.4 million and $410,000 during 2003, 2002 and 2001, respectively.

Off-Balance-Sheet Arrangements

     TradeStation Securities’ customers’ trading activities are transacted on either a cash or margin basis. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities’ clearing firms that is collateralized by cash and securities in the customers’ accounts. In connection with these activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose TradeStation Securities to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

     TradeStation Securities seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with its clearing firms’ requirements as well as various regulatory requirements. TradeStation Securities and its clearing firms monitor required margin levels daily and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary.

     The customers’ financing and securities settlement activities require TradeStation Securities’ clearing firms to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of needing to acquire the securities at prevailing market prices in order to satisfy its customers’ obligations. TradeStation Securities controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, TradeStation Securities establishes credit limits for such activities and monitors compliance on a daily basis.

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

     We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of SFAS No. 146 did not have any impact on our consolidated financial position, results of operations or cash flows.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), and then, in December 31, 2003, issued a revised version of Fin No. 46. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN No. 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46 did not have any impact on our consolidated financial position, results of operations or cash flows as we do not have any variable interest entities.

Issues, Uncertainties and Risk Factors

     The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the “BUSINESS” section of this report, should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described below. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider these issues, uncertainties and risk factors, which include business risks relevant both to our industry and to us in particular. These issues, uncertainties and risk factors are not intended to be exclusive. Issues, uncertainties and risk factors are also included in other sections of this report when specifically relevant to a statement we have made about an aspect of our business, or our financial condition or results of operations.

     This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate(s),” “anticipated,” “anticipation,” “assume(s),” “assumption(s),” “become(s),” “belief,” “believe(s),” “believed,” “could,” “designed,” “estimate,” “estimates,” “estimated,” “expect(s),” “expected,” “expectation(s),” “going forward,” “hopeful,” “intend(s),” “intended,” “look forward,” “may,” “opportunity,” “opportunities,” “outlook(s),” “pending,” “plan(s),” “planned,” “potential,” “scheduled,” “shall,” “should,” “think(s),” “to be,” “upcoming,” “well-positioned,” “will,” “would,” and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties, including the risks and uncertainties described below and elsewhere in this report. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as those described in other sections of this report, our other public filings and our press releases.

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

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	the effect of an anticipated reversal, later in 2004, of an income tax valuation allowance relating to net deferred income tax assets, which could generate one-time income of more than $2.0 million in the quarter the reversal is made;

•	the effect, on the company’s net income and earnings per share, of income tax expense at an effective rate of 37.63% estimated to be applied beginning in the quarter following our reversal of the income tax valuation allowance (which is significantly higher than the effective income tax rate over the last seven fiscal quarters);

•	the timing (i.e., number and length of delays), success and other effects of our anticipated self-clearing operations, or our inability to commence self-clearing as a result of a failure to obtain final regulatory or other third-party approvals or to satisfy conditions required to obtain a needed regulatory or other third-party approval;

•	the effect, in the event we decide that the commencement of self-clearing operations will be delayed for a long period of time, or decide not to self-clear, of the decisions we then make about clearing (i.e., whether to enter into an omnibus clearing arrangement or continue to use a fully-disclosed clearing agent for each equities brokerage account);

•	the effect of changes to our commission pricing or other fee structures (since the 2002 second quarter we have continuously reduced commission pricing), and of additional price reductions that may be implemented in the future (our most recent reduction to our commission pricing for equities and futures trades became effective November 1, 2003);

•	market or competitive pressure to continue to lower commissions and fees charged to customers;

•	the timing, success, volatility and other characteristics or effects that develop concerning our new forex and online options trade execution services;

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chance of success in the institutional trader market;

•	general economic and market factors that affect active trading, including trade volume, market volatility, market direction, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	pending or potential third-party claims that turn out to be significantly more (or less) costly, in terms of both judgment or settlement amounts and legal expenses, than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), a recently-filed patent infringement case against the company and other online brokerage firms and other potential patent infringement claims, pending NASD arbitrations concerning brokerage customer claims seeking damages, in the aggregate, between nine and ten million dollars, and a million dollar claim by the bankruptcy estate of Bridge Information Systems;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations, our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of recent enhancements to the TradeStation electronic trading platform, including the possibility of less-than-anticipated appeal to customers and unexpected technical issues or difficulties;

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, or exchange or clearing membership issues; and

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third party claims that may arise from time to time — as of June 1, 2002, we have not carried errors or omissions insurance for third party claims).

     Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

     Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. There has been, since mid-year 2000, and, despite improved conditions in 2003 there may continue to be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, such as has recently occurred, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Unfavorable market conditions have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

     We May Need to Make Decisions About When (Or If) We Will Begin Self-Clearing Equity Trades For Active Trader Accounts

     We have planned for some time to begin self-clearing equities trades for our active trader accounts as soon as possible in 2004. Currently, all of our clients’ equities trades are cleared through Bear Stearns, our clearing agent. There can be no assurance that we will obtain all of the approvals and memberships required to conduct self-clearing operations as a broker-dealer. There is also a significant risk that we will encounter substantial delays in launching self-clearing operations due to difficulties in satisfying conditions or requirements attached to membership or approvals (such as requirements regarding large financial or security deposits, or the requirement that we obtain further changes to our NASD membership agreement), or as a result of technical issues or other third-party acts or failures to act outside of our control. In fact, the Depository Trust & Clearing Corporation/National Securities Clearing Corporation (DTCC/NSCC) has very recently expressed some concerns that need to be addressed before we will be considered for approval. There can be no assurance that we will ultimately commence self-clearing operations (for example, we may decide that an omnibus clearing arrangement is more suitable in the circumstances, or that continuing to use a fully-disclosed clearing agent for the foreseeable future is the best decision). If we do commence self-clearing, or an omnibus clearing arrangement, we have no such experience, and the cost savings and efficiencies of self-clearing or omnibus clearing, assuming either occurs, may be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Also, such anticipated savings may be more than offset by account losses or reduced trading activity if any self-clearing mistakes or failures occur which undermine our clients’ or prospects’ confidence in our ability to conduct reliable self-clearing operations.

     Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

     The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry, as well as consolidation of the types of financial instruments (equities, equities options, futures, forex) offered by firms, and of online brokerage firms generally. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure; the timing and market acceptance of new products and services and enhancements developed by our competitors; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail clients; data availability and cost; and third-party clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to design, improve and support materially error-free Internet-based systems; ease-of-use of our products and services; reliability of our products and services; pricing decisions; self-clearing costs; and sales and other marketing decisions and efforts.

     Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

     The online electronic trading platform we provide to our clients is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading clients receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (ECNs) and electronic systems offered by the exchanges, the clearing and back-office systems of the clearing firms we use, and the forex deal order placement, settlement and back-office systems of or licensed by the forex dealer firm which is responsible for all of our client’s forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement and execution of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, exchange, clearing firm, exchange and ECN outages or issues which are beyond our control. Also, a hardware or software failure, software design limitations or errors that exist in our and others’ technologies, power or telecommunications interruption or natural disaster could cause a systems failure or other potentially damaging results.

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

     During a system outage or failure, our brokerage may be able to take orders by telephone; however, only associates with appropriate licenses, knowledge and experience can accept telephone orders, and an adequate number of associates likely would not be available to take customer calls in the event of a system outage or failure. System delays, errors, outages and failures, depending upon how serious and how often they occur, could have a material adverse effect on our business, financial condition, results of operations and prospects. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

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

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain New York Stock Exchange (NYSE), American Stock Exchange (AMEX), Nasdaq, Options Price Reporting Authority (OPRA), Chicago Mercantile Exchange (CME), Chicago Board of Trade (CBOT) and OneChicago real-time market data directly from those exchanges, but obtain other market data (such as forex data and data of smaller futures exchanges) and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage clients are obtained from established brokerage clearing firms. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for transactional clearing fees and charges, and the contract with our forex dealer provides for sharing a fixed amount of the spread made by the forex dealer firm in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing firm in response to a substantial increase in our clearing costs imposed by our former futures clearing firm. We have also decided, due principally to clearing cost considerations, to begin self-clearing active trader equities accounts as soon as possible in 2004. Changes (or, in some cases, failure or inability to make changes) in our relationships with one or more of these third parties, or involuntary termination of one of more of those relationships, could have a material adverse effect on our business, financial condition, results of operations and prospects.

     We Are Subject To Intellectual Property Litigation

     There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there has been an infringement claim asserted against us and eight other online brokerage firms by a company named Datamize, Inc. which would have a material adverse effect on our business, financial condition, results of operations and prospects if it is successful. Such a case, as well as any other infringement case that may be brought against us, could result in our being unable to use intellectual property which is integral to one or more of our products or services. While we believe Datamize, Inc.’s claim is meritless, no assurances can be made about the outcome of this litigation or the magnitude of the cost to defend the claims made in this litigation.

     We May Not Be Able To Adequately Protect Or Preserve Our Rights In Intellectual Property

     Our success is and will continue to be heavily dependent on proprietary technology, including existing trading software, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. We also have a pending patent application covering the TradeStation electronic platform, but we do not yet know if the patent will be issued. Policing unauthorized use of our products and services is difficult, however, and we may be unable to prevent, or unsuccessful in attempts to prevent, theft, copying or other unauthorized use or exploitation of our product and service technologies. There can be no assurance that the steps taken by us to protect (or defend) our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

     We May Need Cash In The Foreseeable Future

     While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; our recent price reduction; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure costs as our business grows, including unanticipated costs for self-clearing and/or omnibus clearing operations (such as large cash or security deposits); unanticipated costs relating to our new forex and options execution services; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional clients; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

     Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Actions Against Us

     The securities and commodity futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well. The various governmental authorities and industry self-regulatory organizations that supervise and regulate (and may soon supervise and regulate) our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel. Our brokerage could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance.

     The Loss Of Key Employees Could Decrease The Quality Of Our Management And Operations

     Our success depends to a very significant extent on the continued availability and performance of a number of senior management and product development personnel. The loss of one or more of these key employees could have a material adverse effect on our company.

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

     Our Brokerage Must Meet Net Capital Requirements As A Broker-Dealer That, If Not Satisfied, Could Result In Severe Penalties, And Which At All Times Limit Our Right To Use All Of The Brokerage’s Cash

     The SEC, the NASD, the NFA and other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants. Net capital is the net worth of the regulated company (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by the NASD or NFA, and it could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be limited. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

     Control Of TradeStation Group By The Cruzes Means That Important Decisions Affecting The Company Are Concentrated In The Judgment Of Two Related Individuals

     As of March 1, 2004, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own 21,720,306 shares of our common stock, representing more than 50% of the outstanding shares of our common stock. Therefore, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will be determined by the Cruzes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents, marketable securities and the interest earned from interest revenue sharing arrangements with our clearing firms. In order to reduce this interest rate risk, we are currently invested in investments with short maturities. As of December 31, 2003, our cash and cash equivalents and marketable securities consist primarily of money market funds, overnight investments, U.S. Treasury Bills and obligations of a U.S. government agency. The interest earned on those investments is relatively low based upon current market interest rates. A significant increase in interest rates would have a positive impact on our financial results. Any decrease in those rates would not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto and the reports of the independent certified public accountants set forth on pages F-1 through F-31 are filed as part of this report and incorporated herein by reference.

     The Consolidated Financial Statement Schedule and the reports of the independent certified public accountants set forth on pages S-1 through S-4 are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures was made under the supervision and with the participation of the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer. Based on that evaluation, the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the company’s internal controls over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The executive officers and directors of TradeStation Group and their respective ages and positions as of March 1, 2004 are as follows:

NAME	AGE	POSITION WITH THE COMPANY
William R. Cruz	42	Co-Chairman of the Board and Co-Chief Executive Officer
Ralph L. Cruz	40	Co-Chairman of the Board and Co-Chief Executive Officer
Salomon Sredni	36	President and Chief Operating Officer and Director
David H. Fleischman	58	Chief Financial Officer, Vice President of Finance and Treasurer
Marc J. Stone	43	Vice President of Corporate Development, General Counsel and Secretary
Michael W. Fipps (1)	61	Director
Stephen C. Richards (1)(2)	50	Director
Charles F. Wright (1)(2)	53	Director

(1)	Member of the Audit Committee of the board of directors.

(2)	Member of the Compensation Committee of the board of directors.

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

     RALPH L. CRUZ co-founded the company in 1982 and has been a director since that time. Mr. Cruz was Vice President of the company from 1982 until 1996, at which time he was appointed Co-Chairman of the Board and Co-Chief Executive Officer. Mr. Cruz also serves as a director of the company’s two operating subsidiaries. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Indiana University, during which time he won numerous classical violin competitions. Mr. Cruz has been primarily responsible for the company’s marketing strategies.

     SALOMON SREDNI joined the company in December 1996 as its Vice President of Operations and Chief Financial Officer and was named Treasurer and a director of the company in July 1997. In August 1999, he was named President and Chief Operating Officer. Mr. Sredni also serves as a director of the company’s two operating subsidiaries. Before joining the company, Mr. Sredni was, from August 1994 to November 1996, Vice President of Accounting and Corporate Controller at IVAX Corporation, a publicly-held pharmaceutical company. Prior to that time, Mr. Sredni was, from January 1988 to August 1994, with Arthur Andersen LLP.

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

     MARC J. STONE joined the company in May 1997 as its Vice President of Corporate Development, General Counsel and Secretary. Mr. Stone also serves as a director of the company’s two operating subsidiaries, and as an executive registered principal of TradeStation Securities, the company’s principal operating subsidiary. From January 1993 to May 1997, Mr. Stone was a partner at a predecessor law firm of Bilzin Sumberg Baena Price & Axelrod LLP, which currently serves as the company’s regular outside counsel. Prior to that time, from 1985 to 1992, Mr. Stone was an associate with that predecessor law firm. Mr. Stone has bachelor’s degrees in English and American Literature and Theatre Arts and Dramatic Literature from Brown University, and received his law degree from University of California (Boalt Hall) School of Law at Berkeley. Mr. Stone is a member of the Bar of the State of New York, The Florida Bar, the American Bar Association and the New York State Bar Association.

     MICHAEL W. FIPPS joined the Board, and became a member of the Audit Committee, in March 2002. Since October 1997, he has been semi-retired, working occasionally as an independent consultant, including associations with Endeavor Pharmaceuticals, a specialty pharmaceutical start up company, from April 2002 to July 2003, and Connally and Associates, a profit recovery firm, from December 1998 through April 2000. From June 1994 to October 1997, he served as Chief Financial Officer and Senior Vice President of IVAX Corporation, a publicly-held pharmaceutical company. Before going to IVAX, Mr. Fipps served, from 1973 to 1994, as Vice President-Finance and Treasurer of Bergen Brunswig Corporation, a large wholesale distributor of prescription pharmaceuticals and other health care products. Mr. Fipps is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. He has a bachelor of arts degree from University of North Carolina.

     STEPHEN C. RICHARDS is Chief Operating Officer and Chief Financial Officer of Network Associates, Inc. (NYSE:NET), a provider of network security and availability solutions for e-business. He served as Chief Online Trading Officer of E*TRADE Group, Inc., a position he held from March 1999 to June 2000. From 1998 to February 1999, Mr. Richards served as Senior Vice President, Corporate Development and New Ventures at E*TRADE, following two years as E*Trade’s Senior Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining E*TRADE in April 1996, Mr. Richards was Managing Director and Chief Financial Officer of Correspondent Clearing at Bear Stearns & Companies, Inc., where he was employed for more than 11 years. He is also a former Vice President/Deputy Controller of Becker Paribas, and former First Vice President/Controller of Jefferies and Company, Inc. Mr. Richards has served on the board of governors of the Pacific Stock Exchange since January of 2003. He received a Bachelor of Arts in Statistics and Economics from the University of California at Davis and an MBA in Finance from the University of California at Los Angeles. Mr. Richards is a Certified Public Accountant. Mr. Richards became a director of the company in August 1999, at which time he was also elected to the Compensation Committee and the Audit Committee of the board of directors.

     CHARLES F. WRIGHT is the Chairman of Fall River Group, Inc., which owns and operates a group of foundries in Wisconsin. He has been Chairman since 1984, and has been associated with Fall River Group since 1973. He is also the Chairman and a Principal of Fall River Capital, LLC, an investment advisory firm that specializes in the trading of global financial and natural resource futures. He has held these positions since 1999. Since 1997, Mr. Wright has also been Chairman and a co-owner of Quaestus & Co., Inc., a merchant banking firm located in Milwaukee, Wisconsin. Since 2001 he has been Chairman and co-owner of Kilbourn Capital Management, Inc., which manages the Kilbourn Diversified Strategy Fund, a hedge fund of funds. From 1992 until its acquisition by Cumulus Media, Inc. in 1997, Mr. Wright served as Chairman of Caribbean Communications Company Ltd., a developer and operator of a radio network throughout the English-speaking Caribbean Islands. Mr. Wright serves as Chairman of Goodwill Industries of Southeastern Wisconsin and Metropolitan Chicago, President of Second Harvest Food Bank Foundation, and a member of Greater Milwaukee Committee. Mr. Wright is registered with the CFTC and the NFA as a Commodity Trading Advisor, and holds a Master’s Degree in Business Administration from Harvard University Graduate School of Business. Mr. Wright became a director of the company in June 2001, at which time he was also elected to the Compensation Committee and Audit Committee of the board of directors. Mr. Wright occasionally performed consulting services for the company under a 3-year agreement that expired in 2002. All compensation payable under that agreement was paid in 1999, two years before he joined our board.

Independent Directors; Committees of the Board of Directors

     The company’s board of directors currently includes three (3) nonemployee, independent members, Michael W. Fipps, Stephen C. Richards and Charles F. Wright, all of whom serve on the Audit Committee of the board of directors. The Audit Committee monitors and oversees the company’s financial reporting process on behalf of the board of directors. It reviews the independence of our auditors and is responsible for authorizing or approving the engagement of our auditors for both audit services and permitted other services, the scope of audit and other assignments, related fees, the accounting principles used in financial reporting, internal financial auditing procedures, the adequacy of the internal control procedures, critical accounting policies, and the overall quality of our financial reporting. Mr. Richards and Mr. Wright also serve on the Compensation Committee of the board of directors. The Compensation Committee determines executive officers’ salaries and bonuses and administers our Incentive Stock Plan and Employee Stock Purchase Plan.

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

     Based solely on review of the copies of such forms furnished to us and our understanding that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2003 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied.

Recommendation of Nominees

     Since the date of our proxy statement for our 2003 annual meeting, there has not been any material change to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

     We have a Code of Ethics and Business Conduct that applies to all directors, officers and employees, including our principal executive officers, our principal financial and accounting officer, and our corporate controller. You can find our Code of Ethics and Business Conduct on our Web site, www.tradestation.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of the SEC or any other regulatory agency, on our Web site.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Tables

     The following tables provide information about executive compensation.

SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to all compensation paid or earned for services rendered to us in the three years ended December 31, 2003 by our Co-Chief Executive Officers and our three other most highly compensated executive officers who, as a group, comprise all of the executive officers of the company (together, the “Named Executive Officers”). We did not have a pension plan or a long-term incentive plan, had not issued any restricted stock awards and had not granted any stock appreciation rights as of December 31, 2003. The value of all perquisites and other personal benefits received by each Named Executive Officer did not exceed 10% of the Named Executive Officer’s total annual compensation.

					Long-Term
					Compensation
	Annual Compensation				Awards
					Securities	All Other
	Fiscal				Underlying	Compen-
NAME AND PRINCIPAL POSITION	Year	Salary ($)		Bonus ($)(1)	Options (#) (2)	sation ($)(3)
William R. Cruz	2003	$165,000		$20,000	—	$3,960
Co-Chief Executive Officer	2002	150,000		—	—	5,400
	2001	150,000		—	—	—

Ralph L. Cruz	2003	$165,000		$20,000	—	$3,960
Co-Chief Executive Officer	2002	150,000		—	—	5,400
	2001	150,000		—	—	—

Salomon Sredni	2003	$283,500		$75,000	200,000	$4,800
President and Chief Operating	2002	268,750		54,000	130,000	6,600
Officer	2001	238,208		20,000	80,000	—

David H. Fleischman	2003	$218,500		$25,000	20,000	$4,800
Chief Financial Officer,	2002	208,562		20,900	60,000	6,600
Vice President of Finance	2001 (4)	181,945	(4)	20,000	75,000	—
and Treasurer

Marc J. Stone	2003	$206,500		$23,000	20,000	$4,800
Vice President of Corporate	2002	198,485		19,850	55,000	6,600
Development, General Counsel	2001	198,017		—	40,000	—
and Secretary

(1)	Represents bonus earned during the year but paid in subsequent year.

(2)	Represents shares of common stock issuable upon the exercise of options granted under our Incentive Stock Plan.

(3)	Represents 401(k) plan company contributions on behalf of the Named Executive Officer earned during the year but paid in the subsequent year.

(4)	Mr. Fleischman began his employment with TradeStation Group on February 1, 2001.

OPTION GRANTS IN 2003 FISCAL YEAR

     The following table summarizes the options that were granted during the fiscal year ended December 31, 2003 to the Named Executive Officers.

	Individual Grants						Potential Realizable
		Percent of					Value at Assumed
	Number	Total					Annual Rate of
	Of	Options					Stock Price
	Securities	Granted to	Exercise	Market		Value at	Appreciation for
	Underlying	Employees	or Base	Price		Grant-Date	Option Term (1)
	Options	In Fiscal	Price	on Grant	Expiration	Market
Name	Granted (#)(2)	Year (%)	($/sh)(3)	Date ($/sh)	Date	Price 0% ($)(3)	5%	10%
William R. Cruz	—	—	$—	$—	—	$—	$—	$—
Ralph L. Cruz	—	—	—	—	—	—	—	—
Salomon Sredni	200,000	25.51%	9.03	9.01	12-29-13	—	1,129,268	2,867,924
David H. Fleischman	20,000	2.55%	9.03	9.01	12-29-13	—	112,927	286,792
Marc J. Stone	20,000	2.55%	9.03	9.01	12-29-13	—	112,927	286,792

(1)	Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the SEC. The actual value, if any, a Named Executive Officer may realize will depend on the excess, if any, of the stock price over the exercise price on the date the option is exercised (if the executive officer were to sell the shares on the date of exercise), so there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.

(2)	These options vest and become exercisable ratably on an annual basis over five years, beginning on the anniversary of the date of grant date, and have a term of ten years from the date of grant, subject to acceleration under certain circumstances.

(3)	All options were granted at “fair market value” as defined under our Incentive Stock Plan, which is the average of the high and low sales prices of a share of common stock on The Nasdaq National Market on the trading day immediately preceding the date of grant. The Compensation Committee believes this calculation more accurately reflects “fair market value” of our common stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant may be different than the exercise price per share.

AGGREGATED OPTION EXERCISES IN 2003 FISCAL YEAR
AND 2003 FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the value of all options exercised during 2003 by the Named Executive Officers and of all unexercised options held at December 31, 2003 by the Named Executive Officers measured in terms of the closing market price of our common stock on December 31, 2003.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options At		In-the-Money Options At
	Shares Acquired On	Value	December 31, 2003 (#)		December 31, 2003 ($)(1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexcercisable	Exercisable	Unexcercisable
William R. Cruz	—	$—	—	—	$—	$—
Ralph L. Cruz	—	—	—	—	—	—
Salomon Sredni	46,877	411,212	397,123	396,000	2,032,326	1,152,840
David H. Fleischman	—	—	42,000	113,000	262,700	616,550
Marc J. Stone	68,100	496,580	182,900	104,000	1,010,817	523,320

(1)	Based on a per share price of $8.86 on December 31, 2003, which was the closing market price of our common stock on the last day of the 2003 fiscal year.

Other Compensation Arrangements

     Executive Officer Bonus Plan. The Compensation Committee of the company put in place an incentive bonus compensation program for certain executive officers of the company for the 2001, 2002 and 2003 fiscal years. Under the program, an executive officer is eligible to earn an annual bonus as determined by, and at the discretion of, the Compensation Committee. See SUMMARY COMPENSATION TABLE above.

     Incentive Stock Plan. Pursuant to the TradeStation Group, Inc. Incentive Stock Plan, officers, employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units. The authorized number of shares of common stock for issuance under the Incentive Stock Plan is 7,500,000, subject to future antidilution adjustments. As of December 31, 2003, options to purchase 5,120,424 shares were outstanding and 732,625 shares were available for issuance under the TradeStation Group Incentive Stock Plan.

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

     The board of directors has the power to amend the Incentive Stock Plan from time to time. Shareholder approval of a material amendment is generally required.

     TradeStation Securities Assumed Options. In connection with the December 29, 2000 merger acquisition of TradeStation Securities, we assumed the outstanding options under TradeStation Securities’ 1999 incentive stock plan. Each option issued under TradeStation Securities’ plan was assumed and converted to 1.7172 options to purchase the company’s common stock at the original exercise price divided by 1.7172. As of December 31, 2003, options to purchase 225,539 shares were outstanding.

     Window On WallStreet Assumed Options. In October 1999, in connection with our merger acquisition of Window On WallStreet, TradeStation Technologies assumed all outstanding stock options to purchase Window On WallStreet common stock (“WOW Options”), which, based on an exchange ratio of .210974 shares of the TradeStation Technologies common stock for each share of Window On WallStreet common stock, were exercisable at the time of assumption for an aggregate of 182,529 shares of common stock (82,783 shares of common stock at an exercise price of $.48 per share, and 99,746 shares of common stock at an exercise price of $8.06 per share). The WOW Options generally vested ratably over a four-year period and their terms are ten years. After giving effect to the company’s assumption of the WOW Options pursuant to the company’s December 29, 2000 merger acquisition of TradeStation Securities, as of December 31, 2003 there were 25,950 WOW Options outstanding.

     Nonemployee Director Stock Option Plan. Our Nonemployee Director Stock Option Plan, pursuant to which initial and annual grants of nonqualified stock options are made to each nonemployee director, became operative December 29, 2000 upon the closing of the merger by, on that date, assumption of the TradeStation Technologies Nonemployee Director Stock Option Plan and all options and option agreements issued thereunder. Upon initial election to the board of directors, each nonemployee director may be granted options to purchase up to 75,000 shares of common stock as determined by the board of directors at such time. Upon each re-election to the board of directors at the annual meeting of shareholders, each nonemployee director will be granted additional options to purchase 7,000 shares of common stock. Each option will be granted at an exercise price equal to the fair market value of the common stock on the date of grant. We have reserved 350,000 shares of common stock for issuance under the Nonemployee Director Stock Option Plan, subject to antidilution adjustments. Options granted to date have a term of five years and vest in equal installments over three years. As of December 31, 2003, options to purchase 117,000 shares were outstanding and 158,000 shares were available for issuance under the Nonemployee Director Stock Option Plan.

     The board of directors has the power to amend the Nonemployee Director Stock Option Plan from time to time. Shareholder approval of a material amendment is generally required.

     Outstanding Options. As of December 31, 2003, options to purchase a total of 5,488,913 shares were outstanding under all stock option plans (inclusive of all options assumed under the plans discussed above), of which options to purchase 1,235,023 shares had been granted to and are currently held by executive officers. During 2003, options granted to executive officers totaled 240,000, which were granted at an exercise price of $9.03 per share. In general, options granted under the Incentive Stock Plan and the other incentive stock plans described above vest at the rate of 20% per year and have a total term of ten years (except for the WOW Options, which vested ratably over 4 years and the Nonemployee Director stock options which vest ratably over 3 years). Options which have been granted under the Incentive Stock Plan to certain executive officers may immediately vest and become exercisable in certain circumstances. The options to purchase the shares granted and assumed under all plans discussed above that were outstanding as of December 31, 2003 have a weighted average exercise price of $3.72 per share. See Note 8 of Notes to Consolidated Financial Statements – SHAREHOLDERS’ EQUITY.

     Employee Stock Purchase Plan. Our Employee Stock Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The Employee Stock Purchase Plan is administered by the Compensation Committee of the board of directors.

     All employees whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the Employee Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of our stock, and the nonemployee directors, may not participate in the Employee Stock Purchase Plan. To participate in the Employee Stock Purchase Plan, an employee must authorize us to deduct an amount (not less than one percent nor more than ten percent of a participant’s total cash compensation) from his or her pay during six-month periods (each, a “Plan Period”). The maximum number of shares of common stock an employee may purchase in any Plan Period is 500 shares. The exercise price for the option for each Plan Period is 85% of the lower of the market price of the common stock on the first and last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions is refunded. An employee’s rights under the Employee Stock Purchase Plan terminate upon his or her voluntary withdrawal from the Employee Stock Purchase Plan or upon termination of employment. The first Plan Period (giving effect to the assumption of the predecessor company’s plan) began January 1, 1998. During the years ended December 31, 2003, 2002 and 2001, 37,976, 41,565 and 50,470 shares, respectively, of common stock were issued under the plan at average prices of $3.26, $1.03 and $1.49, respectively. As of December 31, 2003, there were 303,688 shares available for issuance under the Employee Stock Purchase Plan.

     The board of directors has the power to amend or terminate the Employee Stock Purchase Plan. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Employee Stock Purchase Plan’s status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

     401(k) Plan. We have a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation subject to the annual limit set by the Internal Revenue Service. Company contributions are vested 20% for each year of service. For the years ended December 31, 2003 and 2002, company contributions accrued under this plan were approximately $210,000 and $265,000, respectively. There were no matching contributions accrued in 2001.

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

Compensation Committee Interlocks And Insider Participation

     We formed the Compensation Committee of the board of directors in December 2000, at which time two independent directors were appointed as members. During 2003, Stephen C. Richards and Charles F. Wright, both of whom are independent directors, served on the Compensation Committee. The compensation (including salaries, bonuses and stock options) of the company’s executive officers for 2003 was determined by the Compensation Committee. In 2003, no member of the Compensation Committee of the board of directors of our company had any relationship with the company requiring disclosure under Item 404 of Regulation S-K.

Director Compensation

     Our independent directors currently receive $750 for attendance at each meeting of the board of directors and, if held on a separate date, committees thereof, with an additional $150 paid to the chairman of the committee meeting. Pursuant to the Nonemployee Director Stock Option Plan, each independent director receives options to purchase up to 75,000 shares of common stock upon initial election as a director, as determined by the board of directors at such time, and options to purchase 7,000 shares of common stock upon each re-election as an independent director at our annual meeting of shareholders. See “EXECUTIVE COMPENSATION – Other Compensation Arrangements – Nonemployee Director Stock Option Plan.” Directors may also be reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers did not in 2003 receive additional compensation for service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2004 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise described in the footnotes below, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

	Shares Beneficially Owned (1)
Name of Beneficial Owner (1)	Number	Percent
William R. Cruz (2)	10,928,838	26.3%
Ralph L. Cruz (3)	10,791,468	26.0%
Salomon Sredni	445,873	1.1%
Charles F. Wright (4)	296,079	*
Marc J. Stone	206,900	*
David H. Fleischman (5)	92,500	*
Stephen C. Richards	45,999	*
Michael W. Fipps	16,916	*
All executive officers and directors as a group (8 persons)(6)	22,824,573	54.0%

*	Less than 1%.

(1)	The address of William R. Cruz and Ralph L. Cruz is TradeStation Group, Inc., 8050 S.W. 10th Street, Suite 4000, Plantation, Florida 33324. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. It includes options held by executive officers and/or directors which are exercisable within 60 days of March 1, 2004.

(2)	All but 100 shares are held by two Texas limited partnerships over which William R. Cruz possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships. In both limited partnerships, William R. Cruz is the sole limited partner. Does not include 900 shares owned by the spouse of William R. Cruz with respect to which Mr. Cruz disclaims beneficial ownership.

(3)	The shares are held by two Texas limited partnerships over which Ralph L. Cruz possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships. In one limited partnership Ralph L. Cruz is the sole limited partner and in the other Ralph L. Cruz and his spouse are the limited partners.

(4)	Includes 6,500 shares held as custodian for the benefit of the sons of Charles F. Wright.

(5)	Includes 17,500 shares held by the wife of David H. Fleischman.

(6)	See other footnotes above.

Equity Compensation Plan Information

     The following sets forth information as of December 31, 2003 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by	(1)		(2)
security holders	5,488,913	$3.72	1,194,313
Equity compensation plans not approved by security holders	—	—	—
Total (1)	5,488,913	$3.72	1,194,313

(1)	Includes outstanding options to purchase 25,950 shares of common stock at a weighted-average exercise price of $4.55 assumed in the 1999 acquisition of Window On Wall Street and options to purchase 225,539 shares of common stock at a weighted-average exercise price of $5.12 assumed in the 2000 acquisition of TradeStation Securities. Does not include warrants to purchase up to 66,535 shares of common stock at an exercise price of $6.73, granted to underwriters in connection with TradeStation Securities’ initial public offering.

(2)	Includes 732,625, 158,000, and 303,688 shares of common stock available for issuance under the Incentive Stock Plan, Nonemployee Director Stock Option Plan and Employee Stock Purchase Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     TradeStation Group and its audit committee are committed to ensuring the independence of its independent auditor. As such, it is our policy that all engagements of Ernst & Young LLP by TradeStation be pre-approved by the audit committee. During the company’s 2003 and 2002 fiscal years, Ernst & Young LLP performed services for the company for fees and expenses as follows:

	2003	2002
Audit Fees (1)	$136,222	$117,676
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

     In addition to the amounts included above, during the company’s 2002 fiscal year Arthur Andersen LLP performed audit services for the company for fees totaling $6,000. Arthur Andersen was the former independent auditor for the company prior to it ceasing operations.

(1)	Audit fees consisted of services rendered for the audits of TradeStation Group and its subsidiaries’ annual consolidated financial statements, quarterly reviews of TradeStation Group’s interim financial statements, consents, and reviews of documents filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial Statements. The Financial Statements and notes thereto and the reports of the independent certified public accountants thereon set forth on pages F-1 through F-31 herein are filed as part of this report and incorporated herein by reference.

2.	Financial Statement Schedules. The Financial Statement Schedule and the reports of the independent certified public accountants thereon set forth on pages S-1 through S-4 herein are filed as part of this report and incorporated herein by reference.

3.	Exhibits.

Exhibit
Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	TradeStation Group, Inc. Incentive Stock Plan ***#

10.5	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.6	Form of Indemnification Agreement +

10.7	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.9	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

Exhibit
Number	Description
10.10	Sublease Agreement, dated January 6, 2004, between TradeStation Securities, Inc. and JVB Financial, Inc. (filed herewith)

10.11	Form of Non-Competition and Non-Disclosure Agreement*

10.12	Form of Non-Competition Agreement +

10.13	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.14	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.15	Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and Omega Research, Inc. (incorporated by reference to Exhibit 10.14 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.16	Lease Termination and Surrender Agreement, dated December 11, 2002, between Fairfax Boca 92, L.P. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.16 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.17	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Report on Form 10-Q for the quarter ended June 30, 2003)

10.18	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.19	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.20	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.24 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

Exhibit
Number	Description
10.21	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants, with respect to TradeStation Group, Inc.’s consolidated financial statements (filed herewith)

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.

**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.

+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

#	Indicates a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

(i)	On October 14, 2003, we filed a Current Report on Form 8-K for an event that occurred on October 14, 2003, reporting in Items 12 and 9 thereof, the release of our financial results for the third quarter and nine months ended September 30, 2003.

(ii)	On February 10, 2004, we filed a Current Report on Form 8-K for an event that occurred on February 10, 2004, reporting in Item 12 thereof, the release of our financial results for the fourth quarter and year ended December 31, 2003, and a 2004 Business Outlook.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004		TradeStation Group, Inc.

	By:	/s/ William R. Cruz

William R. Cruz
Co-Chairman of the Board of Directors and
Co-Chief Executive Officer

	By:	/s/ Ralph L. Cruz

Ralph L. Cruz
Co-Chairman of the Board of Directors and
Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William R. Cruz William R. Cruz	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 12, 2004

/s/ Ralph L. Cruz Ralph L. Cruz	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 12, 2004

/s/ Salomon Sredni Salomon Sredni	Chief Operating Officer, President and Director (Principal Operating Officer)	March 12, 2004

/s/ David H. Fleischman David H. Fleischman	Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ Michael W. Fipps Michael W. Fipps	Director	March 12, 2004

/s/ Stephen C. Richards Stephen C. Richards	Director	March 12, 2004

/s/ Charles F. Wright Charles F. Wright	Director	March 12, 2004

TRADESTATION GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To TradeStation Group, Inc.:

     We have audited the accompanying consolidated balance sheet of TradeStation Group, Inc. (a Florida corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of TradeStation Group, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As discussed above, the financial statements of TradeStation Group, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the transitional disclosures in Note 5 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized (including any related tax effects) to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net loss to adjusted net loss, and the related per share amounts. In our opinion, the transitional disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida,
    January 23, 2004.

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

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS:
Cash and cash equivalents, including restricted cash of $2,682,627 and $3,427,290 at December 31, 2003 and 2002, respectively	$31,017,502	$16,410,146
Marketable securities	1,997,060	66,000
Receivables from clearing firms	526,832	751,220
Accounts receivable	120,482	181,826
Property and equipment, net	3,628,773	4,348,752
Intangible assets, net	57,756	244,337
Other assets	652,147	615,513

Total assets	$38,000,552	$22,617,794

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Accounts payable	$2,047,332	$1,947,602
Accrued expenses	6,013,192	6,894,616
Capital lease obligations	194,002	1,382,264

Total liabilities	8,254,526	10,224,482

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,446,436 and 39,588,881 issued and outstanding at December 31, 2003 and 2002, respectively	414,464	395,889
Additional paid-in capital	50,540,630	44,866,130
Accumulated deficit	(21,209,068)	(32,833,307)
Accumulated other comprehensive loss	—	(35,400)

Total shareholders’ equity	29,746,026	12,393,312

Total liabilities and shareholders’ equity	$38,000,552	$22,617,794

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
REVENUES:
Brokerage revenues	$50,857,943	$38,493,928	$18,601,627
Subscription fees	7,033,557	6,638,516	9,566,566
Licensing fees	525,562	1,131,193	5,028,830
Other	1,732,261	2,127,474	7,790,120

Total revenues	60,149,323	48,391,111	40,987,143

OPERATING EXPENSES:
Clearing and execution costs	17,937,741	11,311,828	5,771,610
Data center costs	5,109,718	5,616,397	5,531,674
Technology development	7,144,491	8,850,858	9,308,563
Sales and marketing	10,451,588	12,473,344	11,325,049
General and administrative	8,576,350	9,156,732	12,694,677
Amortization of intangible assets	201,581	891,259	6,198,264
(Recovery of) provision for insurance claim	—	(1,250,000)	2,707,249
Impairment of goodwill and intangible assets	—	—	5,285,497

Total operating expenses	49,421,469	47,050,418	58,822,583

Income (loss) from operations	10,727,854	1,340,693	(17,835,440)
OTHER INCOME, net	165,564	427,063	598,708

Income (loss) before income taxes	10,893,418	1,767,756	(17,236,732)
INCOME TAX (BENEFIT) PROVISION	(730,821)	3,605	4,668,132

Net income (loss)	$11,624,239	$1,764,151	$(21,904,864)

EARNINGS (LOSS) PER SHARE:
Basic	$0.29	$0.04	$(0.49)

Diluted	$0.27	$0.04	$(0.49)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,467,309	43,328,103	44,458,689

Diluted	43,390,208	43,386,250	44,458,689

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
		Common Stock		Additional		Compre-
	Preferred			Paid-In	Accumulated	hensive
	Stock	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, December 31, 2000	$—	44,476,501	$444,765	$51,272,899	$(12,692,594)	$—	$39,025,070
Issuance of common stock	—	70,815	708	108,494	—	—	109,202
Compensation expense on stock option grants	—	—	—	228,105	—	—	228,105
Net loss	—	—	—	—	(21,904,864)	—	(21,904,864)

BALANCE, December 31, 2001	—	44,547,316	445,473	51,609,498	(34,597,458)	—	17,457,513
Issuance of common stock	—	41,565	416	42,341	—	—	42,757
Repurchase and retirement of common stock	—	(5,000,000)	(50,000)	(6,823,401)	—	—	(6,873,401)
Compensation expense on stock option grants	—	—	—	37,692	—	—	37,692
Unrealized holding losses on available-for-sale securities	—	—	—	—	—	(35,400)	(35,400)
Net income	—	—	—	—	1,764,151	—	1,764,151

BALANCE, December 31, 2002	—	39,588,881	395,889	44,866,130	(32,833,307)	(35,400)	12,393,312
Issuance of common stock	—	1,857,555	18,575	5,674,500	—	—	5,693,075
Unrealized holding losses on available-for-sale securities	—	—	—	—	—	(19,423)	(19,423)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	—	54,823	54,823
Net income	—	—	—	—	11,624,239	—	11,624,239

BALANCE, December 31, 2003	$—	41,446,436	$414,464	$50,540,630	$(21,209,068)	$—	$29,746,026

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,624,239	$1,764,151	$(21,904,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,256,250	2,854,192	7,772,935
Loss on sale of marketable securities	54,823	—	—
Compensation expense on stock option grants	—	37,692	228,105
Gain on sale of intangible assets	—	(287,500)	—
Deferred income tax provision	—	—	4,805,651
Impairment of goodwill and intangible assets	—	—	5,285,497
Provision for doubtful accounts	—	—	714,286
(Increase) decrease in:
Receivables from clearing firms	224,388	(496,074)	713,251
Accounts receivable	61,344	148,474	(400,386)
Income tax receivable	—	—	8,542,413
Other assets	(36,634)	249,911	225,730
Increase (decrease) in:
Accounts payable	99,730	351,358	(1,983,718)
Accrued expenses	(881,424)	534,242	(170,761)
Income tax payable	—	—	(1,003,912)

Net cash provided by operating activities	13,402,716	5,156,446	2,824,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,334,690)	(1,735,588)	(545,788)
Decrease (increase) in restricted cash	744,663	189,992	(3,107,282)
Purchases of marketable securities	(1,997,060)	—	(317,828)
Proceeds from sale/maturity of marketable securities	46,577	314,528	151,323
Acquisition of intangible assets	(15,000)	(100,000)	(225,000)
Proceeds from sale of intangible assets	—	1,000,000	—

Net cash used in investing activities	(2,555,510)	(331,068)	(4,044,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	5,693,075	42,757	109,202
Repurchase and retirement of common stock	—	(6,873,401)	—
Repayment of capital lease obligations	(1,188,262)	(1,376,187)	(409,541)

Net cash provided by (used in) financing activities	4,504,813	(8,206,831)	(300,339)

NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS	15,352,019	(3,381,453)	(1,520,687)
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of year	12,982,856	16,364,309	17,884,996

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of year	$28,334,875	$12,982,856	$16,364,309

(continued)

TRADESTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the Years Ended December 31,
	2003	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$72,293	$217,924	$198,935

Cash paid (received) for income taxes, net	$(745,374)	$(19,914)	$916,252

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$—	$1,351,579	$1,602,344

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries.

     TradeStation Securities offers the TradeStation platform to institutional, professional and serious, active individual traders. TradeStation is an electronic trading platform that enables clients to design, test and monitor their own custom trading strategies and then automate them with direct-access order execution. The trading platform currently offers streaming real-time equities, options, futures and forex market data. TradeStation Technologies develops and offers strategy trading software tools and subscription services, and owns and operates the TradeStationWorld.com strategy trading and development community.

     The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TradeStation Securities and TradeStation Technologies. All significant intercompany transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of money market funds, overnight investments and U.S. Treasury Bills. Cash and cash equivalents at December 31, 2003 and 2002 include restricted cash of $2.7 million and $3.4 million, respectively. See Note 15 – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

     Marketable Securities

     Marketable securities are carried at market value. As of December 31, 2003, marketable securities consisted solely of obligations of a U.S. government agency, which management designated as held-to-maturity securities, reported at amortized cost, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2002, marketable securities consisted solely of corporate stock, which management had designated as available-for-sale securities, and, accordingly, unrealized holding losses were excluded from earnings and reported in other comprehensive income (loss), prior to the sale of such securities, as required by SFAS No. 115. In June 2003, the Company sold the corporate stock and recorded a loss of approximately $55,000, included in the consolidated statement of operations. See Note 3 – MARKETABLE SECURITIES.

     Receivables from Clearing Firms

     Receivables from clearing firms consist of receivables from the brokerage’s clearing organizations. The Company services its securities customer accounts through Bear, Stearns Securities Corp. and its futures and forex customer accounts currently through R.J. O’Brien (collectively, the “Clearing Firms”) on a fully disclosed basis. The Clearing Firms provide services, handle the Company’s customers’ funds, hold securities and remit monthly activity statements to the customers on behalf of the Company. The receivables from the Clearing Firms relate primarily to commissions earned by the Company for trades executed by the Clearing Firms on behalf of the Company. See “Revenue Recognition: Brokerage Revenues” below.

     Accounts Receivable

     As of December 31, 2003 and 2002, accounts receivable were comprised primarily of receivables earned under royalty agreements with entities that market and sell financial market data subscriptions (see Other Revenues below). The Company performs periodic credit evaluations and no allowances for potential credit losses were deemed necessary at December 31, 2003 or 2002.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, marketable securities, receivables from clearing firms, accounts receivable and accounts payable approximate fair value as of December 31, 2003 and 2002.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 4 - PROPERTY AND EQUIPMENT, NET.

     Software Development Costs

     In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company’s technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company’s products and the general release of such software substantially coincide, and, as a result, software development costs qualifying for capitalization are not significant. There were no capitalized software development costs at December 31, 2003 or 2002.

     Intangible Assets

     Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives of one to five years. See Impairment of Long-Lived Assets, below, and Note 5 - INTANGIBLE ASSETS, NET.

     Impairment of Long-Lived Assets

     The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if the carrying amount exceeds the sum of the undiscounted cash flows estimated to be generated by those assets. The amount of impairment loss is calculated as the amount by which the carrying value exceeds fair value. No impairment occurred in 2003 or 2002. In December 2001, an impairment of goodwill and certain intangible assets was recorded. See Note 5 - INTANGIBLE ASSETS, NET.

     Revenue Recognition:

     Brokerage Revenues

     Brokerage revenues are comprised mainly of commission income for securities and futures transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation online trading platform and interest earned from interest revenue sharing arrangements with the Clearing Firms. Brokerage commission income and related clearing costs are recorded on a trade date basis as transactions occur, while such transactions are reported to the customer on a settlement date basis. Platform fees and interest are recorded monthly, when earned.

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

     Licensing Fees

     The Company’s client software product sales are recognized in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition.

     Other Revenues

     Other revenues are comprised mainly of royalties. The Company has, with respect to its client software products, entered into certain agreements with entities that market and sell financial market data subscriptions. Except for the agreement described in Note 15 — COMMITMENTS AND CONTINGENCIES – Telerate Royalty Agreement (which is a royalty arrangement), the Company receives monthly commission payments based on its client software customers’ use of financial market data feed subscriptions that are accessed through one of its client software products. The Company records these revenues monthly as they are earned, in accordance with the terms of the applicable contracts.

     Advertising Costs

     Advertising costs are expensed when the initial advertisement takes place, and are included in sales and marketing expenses in the accompanying consolidated statements of operations. Advertising costs for the years ended December 31, 2003, 2002 and 2001 were $1.1 million, $2.1 million and $663,000, respectively.

     Stock-Based Compensation

     In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the consolidated statement of operations when such equity instruments are issued. No such compensation expense was recorded for the year ended December 31, 2003. Such compensation expense for the years ended December 31, 2002 and 2001 was approximately $38,000 and $63,000, respectively.

     As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Generally, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. However, certain stock options granted during 1996 and 1997 were issued below fair value, as determined by an independent appraisal and, accordingly, compensation expense was recorded during 2001, as such differences were amortized over the five-year vesting period of the related stock options. See the table below. All such differences were fully amortized as of December 31, 2002.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2003	2002	2001
Net income (loss), as reported	$11,624,239	$1,764,151	$(21,904,864)
Add: Stock-based employee compensation expense included in reported net income (loss), determined under the intrinsic value method, net of tax impact	—	—	165,526
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(1,807,083)	(1,947,348)	(2,375,136)

Pro forma net income (loss)	$9,817,156	$(183,197)	$(24,114,474)

Earnings (loss) per share:
As reported:
Basic	$0.29	$0.04	$(0.49)

Diluted	$0.27	$0.04	$(0.49)

Pro forma:
Basic	$0.24	$0.00	$(0.54)

Diluted	$0.23	$0.00	$(0.54)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2003	2002	2001
Risk free interest rate	2%	4%	5%
Dividend yield	—	—	—
Volatility factor	68%	66%	75%
Weighted average life (years)	4	4	4

     See Note 8 – SHAREHOLDERS’ EQUITY – Stock Option Plans.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. See Note 12 - INCOME TAXES.

     Earnings (Loss) Per Share

     Earnings (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average shares of outstanding common stock during the period. The calculation of diluted earnings (loss) per share is similar to basic earnings (loss) per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See Note 11 – EARNINGS (LOSS) PER SHARE.

     Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized holding gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. See Note 10 – COMPREHENSIVE INCOME (LOSS).

     Segment Information

     Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires segmentation if warranted by management’s approach to the Company’s business and the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. During the three years ended December 31, 2003, management evaluated and operated its business as two segments. See Note 16 - SEGMENT AND RELATED INFORMATION.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), and then, in December 31, 2003, issued a revised version of FIN No. 46. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN No. 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows as the Company does not have any variable interest entities.

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

     During the third quarter of 2003, former principal shareholders of onlinetradinginc.com corp. filed lawsuits seeking rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The Company believes all of the allegations are baseless, intends to defend itself and the other named parties vigorously in court, and expects to prevail in each of the lawsuits. See Note 15 - COMMITMENTS AND CONTINGENCIES - Litigation and Claims for further discussion.

(3) MARKETABLE SECURITIES

     Marketable securities consist of the following as of December 31, 2003 and 2002:

	2003	2002
U.S. government agency obligations	$1,997,060	$—
Corporate stock	—	66,000

	$1,997,060	$66,000

     The U.S. government agency obligations have been designated by management as held-to-maturity securities, with a maturity date of February 23, 2004, and are reported at amortized cost.

     The corporate stock, classified as an available-for-sale security, was sold in June 2003 at market value, at which time the Company recorded a loss of approximately $55,000. Prior to the sale of such investment, temporary unrealized holding gains and losses were excluded from earnings and reported in comprehensive income (loss).

(4) PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following as of December 31, 2003 and 2002:

	Estimated Useful
	Life In Years	2003	2002
Computers and software	3-5	$9,941,790	$8,770,635
Furniture and equipment	3-7	1,670,166	1,556,464
Leasehold improvements	10	647,396	658,760

		12,259,352	10,985,859
Accumulated depreciation and amortization		(8,630,579)	(6,637,107)

		$3,628,773	$4,348,752

     Depreciation and amortization expense that related to property and equipment, including equipment under capital leases, was approximately $2.1 million, $2.0 million and $1.6 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

(5) INTANGIBLE ASSETS, NET

     Intangible assets, net, consist of the following as of December 31, 2003 and 2002:

	Estimated	December 31, 2003
	Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	In Years	Amount	Amortization	Amount
Data rights	3-5	$567,900	$(510,144)	$57,756
Other	1-4	215,000	(215,000)	—

Total intangible assets		$782,900	$(725,144)	$57,756

	Estimated	December 31, 2002
	Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	In Years	Amount	Amortization	Amount
Data rights	3-5	$682,900	$(480,230)	$202,670
Other	4	200,000	(158,333)	41,667

Total intangible assets		$882,900	$(638,563)	$244,337

     During the years ended December 31, 2003 and 2002, certain fully amortized intangible assets were written-off.

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

     The following reconciliation adjusts the net loss in 2001 to remove amortization expense related to goodwill and workforce that is no longer amortized effective January 1, 2002 under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets:

2001 net loss, as reported	$(21,904,864)
Add back goodwill amortization	408,252
Add back workforce amortization	666,667

2001 net loss, as adjusted	$(20,829,945)

2001 basic and diluted loss per share, as reported	$(0.49)
Add back goodwill amortization	0.01
Add back workforce amortization	0.01

2001 basic and diluted loss per share, as adjusted	$(0.47)

(6) ACCRUED EXPENSES

     Accrued expenses consist of the following as of December 31, 2003 and 2002:

	2003	2002
Payroll and related accruals	$953,844	$923,896
Deferred rent and related concessions	861,789	770,205
Data and exchange fees	753,638	768,000
Uninsured loss reserves	525,000	750,000
Estimated loss on sublease of facilities	512,888	732,839
Consulting and professional fees	465,132	607,740
Clearing deposits	455,138	416,731
Other	1,485,763	1,925,205

	$6,013,192	$6,894,616

     “Other” includes, for both periods, customer credits, commissions to third parties, returns, and other accrued expenses and reserves, as well as event termination fees, technical support costs and advertising at December 31, 2002, none of which individually exceeds 5% of total liabilities.

(7) CAPITAL LEASE OBLIGATIONS

     The Company has various capital leases for computer equipment and office furniture and equipment. The leases were capitalized at interest rates ranging from 6.0% to 12.1% and are paid monthly over periods ranging from 24 to 36 months.

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease obligations as of December 31, 2003:

2004	$205,357
2005	8,213

Total payments	213,570
Less amount representing estimated executory costs (primarily sales tax)	(12,978)

Net minimum lease payments	200,592
Less amount representing interest	(6,590)

Present value of net minimum lease payments	$194,002

     The following is an analysis of the leased property under capital leases by major classes as of December 31, 2003 and 2002:

	Estimated Useful
	Life In Years	2003	2002
Computers and software	3	$169,109	$2,503,965
Furniture and equipment	3-5	491,966	742,481

		661,075	3,246,446
Accumulated depreciation		(237,629)	(1,198,491)

		$423,446	$2,047,955

(8) SHAREHOLDERS’ EQUITY

     Preferred Stock

     The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. No specific preferences or rights have been established to date with respect to any of these shares, nor have any of these shares been issued.

     Common Stock

     The Company has authorized 200 million shares of common stock with a par value of $.01 per share. As of December 31, 2003 and 2002, 41,446,436 and 39,588,881 shares were issued and outstanding, respectively. See Note 2 - COMMON STOCK REPURCHASES AND RETIREMENT.

     Warrants

     In connection with TradeStation Securities’ initial public offering, warrants to purchase up to 225,000 shares of TradeStation Securities’ common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 9, 2004. TradeStation Group assumed such warrants in connection with the merger and, based on the 1.7172 to 1 merger conversion ratio, the underwriters were granted rights to purchase up to 386,369 shares of the Company’s common stock at an exercise price of $6.73. In July 2003, the Company filed a registration statement with the Securities and Exchange Commission to register the warrants and the 386,369 shares of common stock issuable upon the exercise of such warrants, which registration statement was declared effective by the Securities and Exchange Commission on August 13, 2003. During the second half of 2003, the Company issued 196,807 shares of common stock associated with the exercise of warrants in exchange for net cash proceeds of $914,000 and the delivery and cancellation of 123,027 warrants. As of December 31, 2003, warrants to purchase up to 66,535 shares of the Company’s common stock at $6.73 were outstanding.

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

     In connection with the 2000 merger of TradeStation Technologies (formerly known as Omega Research, Inc.) and TradeStation Securities (formerly known as onlinetradinginc.com corp.), TradeStation Group assumed the outstanding options under TradeStation Securities’ 1999 Stock Option Plan. Each option issued under TradeStation Securities’ plan was assumed and converted to 1.7172 options to purchase TradeStation Group’s common stock at the original exercise price divided by 1.7172.

     As part of the 1999 acquisition of Window on WallStreet, TradeStation Group assumed all outstanding stock options to purchase Window On WallStreet common stock (“WOW Options”). The WOW Options generally vested ratably over a four-year period and their terms are ten years.

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

     A summary of all stock option activity is as follows:

	Number	Option Price Per Share
	of Shares	Low	High	Weighted
Outstanding, December 31, 2000	4,990,388	$.48	$11.00	$3.90
Granted	1,327,690	1.88	4.08	2.24
Canceled	(553,067)	1.66	11.00	4.26
Exercised	(20,345)	1.25	2.88	1.66

Outstanding, December 31, 2001	5,744,666	.48	11.00	3.49
Granted	1,909,287	1.12	1.47	1.43
Canceled	(1,062,495)	1.25	11.00	3.36

Outstanding, December 31, 2002	6,591,458	.48	11.00	2.92
Granted	805,053	2.08	9.09	8.66
Canceled	(284,957)	1.39	11.00	3.90
Exercised	(1,622,641)	.48	11.00	2.87

Outstanding, December 31, 2003	5,488,913	.48	11.00	3.72

     Additional information regarding options outstanding at December 31, 2003 is as follows:

Range of		Options Outstanding			Options Exercisable
Exercise		Number	Weighted	Weighted	Number	Weighted
Prices		Outstanding	Average	Average	Exercisable	Average
		As of	Contractual	Exercise	As of	Exercise
Low	High	12/31/03	Life in Years	Price	12/31/03	Price
$.48	$.48	12,009	1.0	$.48	12,009	$.48
1.12	1.66	2,257,115	7.0	1.44	964,371	1.46
1.88	2.82	910,790	6.8	2.27	268,269	2.35
2.85	4.22	586,396	5.0	3.28	482,348	3.25
4.53	6.63	622,945	5.7	5.62	400,327	5.45
6.95	10.25	1,080,408	8.6	8.76	272,291	8.16
11.00	11.00	19,250	3.8	11.00	19,250	11.00

.48	11.00	5,488,913	6.9	3.72	2,418,865	3.40

     At December 31, 2003, there were approximately 733,000 shares available for future grants under the Incentive Stock Plan, and 158,000 shares available for future grants under the Director Plan.

     Employee Stock Purchase Plan

     The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. The exercise price for the options for each six-month Purchase Plan period is 85% of the lower of the fair market value of the Company’s common stock on the first and last business day of the Purchase Plan period. During the years ended December 31, 2003, 2002 and 2001, 37,976, 41,565 and 50,470 shares of common stock were issued under the plan at an average price of $3.26, $1.03 and $1.49, respectively. At December 31, 2003, there were approximately 304,000 shares available for future grants under the Purchase Plan.

(9) EMPLOYEE BENEFIT PLANS

     The Company provides retirement benefits through a defined contribution 401(k) plan (the “401(k) Plan”) established during 1994. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation up to the annual limit set by the Internal Revenue Service. Employer matching contributions are discretionary, as defined in the 401(k) Plan, and are vested 20% for each year of service. Matching contributions accrued under this plan were approximately $210,000 and $265,000 for the years ended December 31, 2003 and 2002, respectively. There were no matching contributions paid or accrued in 2001.

     From January 2000 through June 2001, eligible TradeStation Securities employees could contribute up to 15% of their eligible salary into a defined contribution 401(k) plan (the “Old Plan”). TradeStation Securities would match 50 percent of such contributions, up to $2,500. Matching contributions made under this plan were approximately $57,000 for the year ended December 31, 2001. Effective July 1, 2001, the assets of the Old Plan were transferred to the 401(k) Plan.

(10) COMPREHENSIVE INCOME (LOSS)

     A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	2003	2002	2001
Net income (loss)	$11,624,239	$1,764,151	$(21,904,864)
Unrealized holding losses on available-for-sale securities arising during period, net of tax	(19,423)	(35,400)	—
Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax	54,823	—	—

Comprehensive income (loss)	$11,659,639	$1,728,751	$(21,904,864)

     In June 2003, the Company recorded a loss of approximately $55,000 when it sold an investment in corporate stock, classified as an available-for-sale security, at market value. Prior to the sale of such investment, temporary unrealized holding gains and losses were excluded from earnings and reported in comprehensive income (loss).

(11) EARNINGS (LOSS) PER SHARE

     Weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001 are calculated as follows:

	2003	2002	2001
Weighted average shares outstanding (basic)	40,467,309	43,328,103	44,458,689
Impact of dilutive stock options and warrants after applying the treasury stock method	2,922,899	58,147	—

Weighted average shares outstanding (diluted)	43,390,208	43,386,250	44,458,689

     Stock options and warrants outstanding for the years ended December 31, 2003, 2002 and 2001, which were not included in the calculation of diluted loss per share because their impact was antidilutive are as follows:

	2003	2002	2001
Stock options	759,208	6,011,768	5,744,666

Warrants	—	386,369	386,369

     During the year ended December 31, 2002, the Company purchased and retired 5,000,000 shares of common stock. These shares are weighted for the portion of the year for which they were outstanding. See Note 2 - COMMON STOCK REPURCHASES AND RETIREMENT.

(12) INCOME TAXES

     The components of income tax (benefit) provision for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Current tax (benefit) provision:
Federal	$(725,085)	$—	$(100,312)
State	(5,736)	3,605	(37,207)

Total current tax (benefit) provision	(730,821)	3,605	(137,519)

Deferred tax provision:
Federal	—	—	4,230,651
State	—	—	575,000

Total deferred tax provision	—	—	4,805,651

Total income tax (benefit) provision	$(730,821)	$3,605	$4,668,132

     Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting purposes. The temporary differences that created deferred income taxes are as follows as of December 31, 2003 and 2002:

	2003	2002
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$3,352,068	$8,702,107
Tax credit carryforwards	1,138,662	727,603
Tax benefit of stock option exercises (recorded through additional paid-in capital)	3,175,309	—
Deferred revenue and accrued liabilities	984,920	852,119
Property and equipment depreciation	(238,694)	96,439
Stock option expense	145,557	238,358
Difference in revenue recognition	36,908	89,509
Reserves and allowances	32,369	33,714
Intangible asset amortization	4,514	12,365

	8,631,613	10,752,214
Valuation allowance	(8,631,613)	(10,752,214)

	$—	$—

     The following is a roll-forward of the valuation allowance for the years ended December 31, 2003, 2002, and 2001:

Valuation allowance at December 31, 2000	$5,248,500
Increase in deferred income tax assets	2,523,722
Increase valuation allowance to 100% of deferred income tax assets	4,805,651

Valuation allowance at December 31, 2001	12,577,873
Decrease in deferred income tax assets	(1,825,659)

Valuation allowance at December 31, 2002	10,752,214
Deferred income tax assets applied to carryback filing (cash received October 2003)	(873,949)
Decrease in deferred income tax assets	(4,421,961)
Deferred income tax assets generated by stock option exercises (recorded through additional paid-in capital)	3,175,309

Valuation allowance at December 31, 2003	$8,631,613

     The change in the valuation allowance in 2003 and 2002 includes decreases of approximately $380,000 and $952,000, respectively, relating to adjustments made to the deferred income tax assets and valuation allowance in connection with the filing of the 2002 and 2001 income tax returns.

     During the fourth quarter of 2001, in accordance with the requirements of SFAS No. 109, the Company recorded a $4.8 million non-cash charge establishing a full valuation allowance against its deferred income tax assets. The Company has continued to apply a full valuation allowance against its net deferred income tax assets in 2002 and 2003.

     As of December 31, 2003, the Company has available, for federal tax purposes, total net operating loss carryforwards and tax credit carryforwards estimated at $16.6 million and $1.1 million, respectively, which expire between 2010 and 2023. The benefit and valuation allowance related to $8.4 million of the net operating loss carryforwards is recorded through additional paid-in capital and not through the consolidated statement of operations. Within the remaining $8.2 million of net operating loss carryforwards and the $1.1 million tax credit carryforwards are approximately $4.1 million and $124,000, respectively, of net operating loss carryforwards and tax credits, which expire between 2010 and 2014, and pertain to TradeStation Technologies’ 1999 acquisition of Window On WallStreet. This $4.1 million and $124,000 of net operating loss carryforwards and tax credits, respectively, are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year. For state tax purposes, the available net operating loss carryforwards are estimated at $24.3 million, the benefit related to $8.4 million of which is recorded through additional paid-in capital and not the consolidated statement of operations. At December 31, 2003, net deferred income tax assets were reduced to zero by a full valuation allowance of approximately $8.6 million of which the portion relating to the statement of operations will be utilized prior to the additional paid-in capital portion, subject to the limitations discussed above.

     A reconciliation of the difference between the expected income tax provision (benefit) using the statutory federal tax rate of 34% and the Company’s actual income tax (benefit) provision is as follows:

	2003	2002	2001
Income tax provision (benefit) using statutory federal tax rate	$3,703,762	$601,037	$(5,860,489)
State income tax provision before change in valuation allowance	612,477	147,000	—
Change in valuation allowance	(4,041,592)	(873,546)	7,329,373
Federal refund received not previously recorded	(873,949)	—	—
State refunds received not previously recorded	(26,905)	—	—
Nondeductible amortization of goodwill and other intangible assets	18,815	249,129	1,784,270
Nondeductible impairment of goodwill and other intangible assets	—	—	1,442,319
Other, net	(123,429)	(120,015)	(27,341)

Total income tax (benefit) provision	$(730,821)	$3,605	$4,668,132

(13) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). To satisfy each requirement, TradeStation Securities is required to maintain net capital equal to the greater of $250,000 or 1/15th of aggregate indebtedness. Also, the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. As of December 31, 2003, TradeStation Securities had net capital of $11.3 million, which was $10.9 million in excess of its required net capital of $415,000, and a ratio of aggregate indebtedness to net capital of 0.55 to 1. As of December 31, 2002, TradeStation Securities had net capital of $8.3 million, which was $8.0 million in excess of its required net capital of $273,000, and a ratio of aggregate indebtedness to net capital of 0.49 to 1.

(14) CONCENTRATIONS AND CREDIT RISKS

     Financial Instruments With Off-Balance-Sheet Risk

     TradeStation Securities’ customer securities, futures and forex activities are transacted on either a cash or margin basis. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities’ Clearing Firms, subject to various regulatory and Clearing Firms margin requirements, collateralized by cash and securities in the customers’ accounts. In connection with these activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose TradeStation Securities to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations.

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

     The customer financing and securities settlement activities require TradeStation Securities’ Clearing Firms to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customers’ obligations. TradeStation Securities controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, TradeStation Securities establishes credit limits for such activities and monitors compliance on a daily basis.

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

(15) COMMITMENTS AND CONTINGENCIES

     Restricted Cash

     As of December 31, 2003, the Company has $2.7 million of restricted cash which is broken down as follows: (i) $2.2 million of cash supporting a ten-year lease agreement; and (ii) $532,000 of cash reserved for the benefit of certain customers.

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

     Operating Leases

     The Company has a ten-year lease (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. In addition to this lease, the Company has six non-cancelable operating leases for facilities (including 3 data centers) with expirations ranging from April 2004 through July 2007. In addition to the leases for facilities, the Company leases certain office equipment and furniture. Future minimum lease payments as of December 31, 2003 under all operating leases are as follows:

	Gross	Sublease	Net
	Payments	Rentals	Payments
2004	$2,825,051	$(208,334)	$2,616,717
2005	2,451,805	(257,293)	2,194,512
2006	2,348,900	(264,689)	2,084,211
2007	1,998,020	(45,163)	1,952,857
2008	1,887,553	—	1,887,553
Thereafter	7,236,415	—	7,236,415

	$18,747,744	$(775,479)	$17,972,265

     Total rent expense for 2003, 2002 and 2001 was approximately $3.1 million, $3.6 million and $4.5 million, respectively. In addition, beginning in 2001, with adjustments continuing through 2003, the Company recorded charges for future rental payments related to facilities, net of subleases, which the Company no longer occupies.

     Purchase Obligations

     As of December 31, 2003, the Company had various purchase obligations through June 2007, related to back office systems and telecommunications services totaling approximately $2.6 million.

     Data Services Provider Agreement

     The Company has an agreement with its data services provider that may require the payment of a termination fee of $600,000 if terminated under certain circumstances prior to December 31, 2004. No minimum obligation exists under the agreement.

     Telerate Royalty Agreement

     The Company was party to a Software License, Maintenance and Development Agreement (the “Agreement”) with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc. (“Telerate”). Under the Agreement, the Company modified one of its software products to create a Telerate version and granted Telerate a license to promote, market, sublicense and distribute the Telerate version for six years. The minimum royalty requirement under the terms of this Agreement for 2001 was $8.0 million. However in February 2001, Telerate and its parent company filed a Chapter 11 reorganization proceeding under the federal bankruptcy code. In October 2001, the assets of Telerate were sold to MoneyLine Network, Inc. Effective October 17, 2001, the Company entered into a new royalty agreement with MoneyLine that expired December 31, 2002, under which the guaranteed royalty minimums for the 2001 fourth quarter were $230,000 per month (as compared to the $666,667 per month minimum payments under the Telerate agreement that was rejected in the bankruptcy). Accordingly, only $6.7 million in royalties were recorded in 2001 (however, see Litigation and Claims below). Of this amount, approximately $714,000 was considered part of the “pre-petition” estate in Telerate’s Chapter 11 bankruptcy, and was not paid as a result of the rejection of the Agreement in those bankruptcy proceedings. A $714,000 provision for bad debts was recognized in the first quarter of 2001. There were no guaranteed royalty minimums in 2002 or 2003.

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

     Three lawsuits have been filed by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, the Cruzes, family partnerships owned and controlled by the Cruzes, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The Company believes all of the allegations are baseless, intends to defend itself and the other named parties vigorously in court, and expects to prevail in each of the lawsuits.

     On February 11, 2003, the plan administrator appointed under the reorganization plan in the Chapter 11 bankruptcy of Bridge Information Systems, Inc. and its affiliates filed an adversary complaint against TradeStation Technologies and the Company in the United States Bankruptcy Court for the Eastern District of Missouri demanding that the Company and TradeStation Technologies return payments made to TradeStation Technologies by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferential transfers under the federal bankruptcy code as a result of being made to TradeStation Technologies during the ninety-day period immediately preceding the Chapter 11 bankruptcy filing. The Company believes this claim to be without merit on various grounds and intends to vigorously defend this claim.

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

     TradeStation Securities is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (claims in pending arbitrations seek, in the aggregate, between nine and ten million dollars in damages, plus, in certain cases, punitive or treble damages).

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

(16) SEGMENT AND RELATED INFORMATION

     For the three years ended December 31, 2003, TradeStation Group operated in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

	As of or for the Years Ended December 31,
	2003	2002	2001
Revenues:
Brokerage services	$51,077,565	$38,493,673	$18,601,627
Software products and services	23,314,133	19,610,988	22,385,516
Eliminations	(14,242,375)	(9,713,550)	—

	$60,149,323	$48,391,111	$40,987,143

Income (loss) from operations:
Brokerage services	$2,510,729	$(26,014)	$(703,128)
Software products and services	8,217,125	1,366,707 *	(17,132,312	) *

	$10,727,854	$1,340,693	$(17,835,440)

Identifiable assets:
Brokerage services	$19,551,368	$14,585,643	$20,144,278
Software products and services	18,449,184	8,032,151	6,676,725

	$38,000,552	$22,617,794	$26,821,003

Depreciation and amortization:
Brokerage services	$640,086	$423,383	$815,356
Software products and services	1,616,164	2,430,809	6,957,579

	$2,256,250	$2,854,192	$7,772,935

Capital expenditures:
Brokerage services	$272,916	$188,877	$17,952
Software products and services	1,061,774	1,546,711	527,836

	$1,334,690	$1,735,588	$545,788

*	Includes a $2.7 million provision for insurance claim in 2001 and a $1.25 million recovery of that insurance claim in 2002.

(17) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002.

	2003
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$13,312,563	$14,969,456	$16,086,039	$15,781,265	$60,149,323
Income from operations	2,154,723	2,171,050	3,426,763	2,975,318	10,727,854
Net income	2,252,200	2,855,816	3,469,485	3,046,738	11,624,239
Earnings per share:
Basic	0.06	0.07	0.08	0.07	0.29
Diluted	0.06	0.07	0.08	0.07	0.27
Weighted average shares outstanding:
Basic	39,593,389	40,092,803	40,863,350	41,319,696	40,467,309
Diluted	40,597,919	43,588,162	44,746,892	44,627,860	43,390,208

	2002
	First	Second	Third		Fourth	Full
	Quarter	Quarter	Quarter		Quarter	Year
Revenues	$9,679,188	$12,222,789	$13,101,512		$13,387,622	$48,391,111
(Loss) income from operations	(2,239,019)	(19,477)	1,739,230	*	1,859,959	1,340,693
Net (loss) income	(2,251,802)	341,278	1,794,526	*	1,880,149	1,764,151
(Loss) earnings per share:
Basic and diluted	(0.05)	0.01	0.04		0.05	0.04
Weighted average shares outstanding:
Basic	44,547,816	44,547,816	43,698,342		40,623,764	43,328,103
Diluted	44,547,816	44,600,584	43,791,189		40,710,736	43,386,250

*	Includes a $1.25 million recovery of insurance claim.

TRADESTATION GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL SCHEDULE

Reports of Independent Certified Public Accountants on Schedule	S-2

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001	S-4

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To TradeStation Group, Inc.:

     We have audited the consolidated financial statements of TradeStation Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and for the years then ended and have issued our report thereon dated January 23, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The consolidated financial statements of TradeStation Group, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida,
       January 23, 2004.

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

TRADESTATION GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Costs and		Additional	Balance at
	Beginning of	Expenses		Paid-In	End of
	Period	(Income)	Deductions	Capital	Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	10,752,214	(873,949)	(4,421,961)	3,175,309 (1)	8,631,613

	$10,752,214	$(873,949)	$(4,421,961)	$3,175,309	$8,631,613

Year ended December 31, 2002:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	12,577,873	—	(1,825,659)	—	10,752,214

	$12,577,873	$—	$(1,825,659)	$—	$10,752,214

Year ended December 31, 2001:
Allowance for doubtful accounts	$—	$714,286	$(714,286)	$—	$—
Deferred tax valuation allowance	5,248,500	7,329,373	—	—	12,577,873

	$5,248,500	$8,043,659	$(714,286)	$—	$12,577,873

(1)	Within the Consolidated Statements of Shareholders’ Equity, as of December 31, 2003, the entire tax benefit relating to stock option exercises is offset by this $3,175,309 valuation allowance.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	TradeStation Group, Inc. Incentive Stock Plan***#

10.5	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.6	Form of Indemnification Agreement +

10.7	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.9	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.10	Sublease Agreement, dated January 6, 2004, between TradeStation Securities, Inc. and JVB Financial, Inc. (filed herewith)

10.11	Form of Non-Competition and Non-Disclosure Agreement*

10.12	Form of Non-Competition Agreement +

i

Exhibit
Number	Description
10.13	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.14	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.15	Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and Omega Research, Inc. (incorporated by reference to Exhibit 10.14 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.16	Lease Termination and Surrender Agreement, dated December 11, 2002, between Fairfax Boca 92, L.P. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.16 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.17	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Report on Form 10-Q for the quarter ended June 30, 2003)

10.18	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.19	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.20	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.24 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.21	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

21.1	List of Subsidiaries (filed herewith)

ii

Exhibit
Number	Description
23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants, with respect to TradeStation Group, Inc.’s consolidated financial statements (filed herewith)

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.

**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.

+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

#	Indicates a management contract or compensatory plan or arrangement.

iii