Form 10-Q
period 2004-03-31
TRADESTATION GROUP INC
filed 2004-05-05
CIK 1111559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

     As of April 30, 2004, there were 41,616,323 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $2,717,627 and $2,682,627 at March 31, 2004 and December 31, 2003, respectively	$34,271,744	$31,017,502
Marketable securities	—	1,997,060
Receivables from clearing firms	1,094,877	526,832
Accounts receivable	112,361	120,482
Property and equipment, net	3,484,881	3,628,773
Other assets	1,675,559	709,903

Total assets	$40,639,422	$38,000,552

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Accounts payable	$2,063,150	$2,047,332
Accrued expenses	5,002,849	6,013,192
Capital lease obligations	109,798	194,002

Total liabilities	7,175,797	8,254,526

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,560,235 and 41,446,436 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	415,602	414,464
Additional paid-in capital	50,755,686	50,540,630
Accumulated deficit	(17,707,663)	(21,209,068)

Total shareholders’ equity	33,463,625	29,746,026

Total liabilities and shareholders’ equity	$40,639,422	$38,000,552

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUES:
Brokerage revenues	$15,106,734	$10,962,223
Subscription fees	1,882,462	1,711,087
Other	471,532	639,253

Total revenues	17,460,728	13,312,563

OPERATING EXPENSES:
Clearing and execution costs	5,691,615	3,493,365
Data center costs	1,558,113	1,195,909
Technology development	1,898,176	1,850,693
Sales and marketing	2,670,414	2,570,114
General and administrative	2,095,202	1,995,281
Amortization of intangible assets	29,978	52,478

Total operating expenses	13,943,498	11,157,840

Income from operations	3,517,230	2,154,723
OTHER INCOME, net	55,632	10,694

Income before income taxes	3,572,862	2,165,417

INCOME TAX PROVISION (BENEFIT)	71,458	(86,783)

Net income	$3,501,404	$2,252,200

EARNINGS PER SHARE:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,487,110	39,593,389

Diluted	44,608,484	40,597,919

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,501,404	$2,252,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	547,222	566,913
(Increase) decrease in:
Receivables from clearing firms	(568,045)	(283,548)
Accounts receivable	8,121	(72,408)
Other assets	(995,634)	(71,441)
Increase (decrease) in:
Accounts payable	15,818	(291,116)
Accrued expenses	(1,010,343)	(492,085)

Net cash provided by operating activities	1,498,543	1,608,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(373,351)	(262,295)
(Increase) decrease in restricted cash	(35,000)	234,254
Proceeds from maturity of marketable securities	1,997,060	—
Acquisition of intangible assets	—	(15,000)

Net cash provided by (used in) investing activities	1,588,709	(43,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	216,194	28,439
Repayment of capital lease obligations	(84,204)	(411,892)

Net cash provided by (used in) financing activities	131,990	(383,453)

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	3,219,242	1,182,021
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	28,334,875	12,982,856

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$31,554,117	$14,164,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,626	$32,023

Cash paid (received) for income taxes, net	$20,000	$(13,783)

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to
the three months ended March 31, 2004 and 2003 are unaudited)

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

     The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 2004 and the consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003 have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1) EARNINGS PER SHARE

     Weighted average shares outstanding for the three months ended March 31, 2004 and 2003 are calculated as follows:

	For the Three Months
	Ended March 31,
	2004	2003
Weighted average shares outstanding (basic)	41,487,110	39,593,389
Impact of dilutive stock options and warrants after applying the treasury stock method	3,121,374	1,004,530

Weighted average shares outstanding (diluted)	44,608,484	40,597,919

     Stock options and warrants outstanding for the three months ended March 31, 2004 and 2003, which are not included in the calculation of diluted earnings per share because their impact is antidilutive, are as follows:

	For the Three Months
	Ended March 31,
	2004	2003
Stock options	792,553	2,601,878

Warrants (expiring June 2004)	—	386,369

(2) STOCK-BASED COMPENSATION – PRO FORMA NET INCOME

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of income when such equity instruments are issued. No such compensation expense was recorded for the three months ended March 31, 2004 or 2003.

     As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months
	Ended March 31,
	2004	2003
Net income, as reported	$3,501,404	$2,252,200

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(523,366)	(471,425)

Pro forma net income	$2,978,038	$1,780,775

Earnings per share:
Basic and diluted, as reported	$0.08	$0.06

Basic and diluted, pro forma	$0.07	$0.04

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months
	Ended March 31,
	2004	2003
Risk free interest rate	3%	4%
Dividend yield	—	—
Volatility factor	67%	66%
Weighted average life (years)	4	4

(3) COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. The Company held an investment in corporate stock during 2003, classified as an available-for-sale security, at market value. Temporary unrealized holding losses have been excluded from earnings and are reported in comprehensive income.

     A reconciliation of net income to comprehensive income is as follows:

	For the Three Months
	Ended March 31,
	2004	2003
Net income	$3,501,404	$2,252,200
Unrealized holding losses on available-for-sale securities	—	(20,130)

Comprehensive income	$3,501,404	$2,232,070

(4) ACCRUED EXPENSES

     Accrued expenses consist of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Deferred rent and related concessions	$874,191	$861,789
Data and exchange fees	745,142	753,638
Payroll and related accruals	515,284	953,844
Consulting and professional fees	462,541	465,132
Estimated loss on sublease of facilities	432,733	512,888
Customer credits	431,778	398,741
Clearing deposits	321,032	455,138
Uninsured loss reserves	25,000	525,000
Other	1,195,148	1,087,022

	$5,002,849	$6,013,192

     “Other” includes commissions to third parties, returns and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(5) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). To satisfy each requirement, TradeStation Securities is required to maintain net capital equal to the greater of $250,000 or 1/15th of aggregate indebtedness. Also, the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. As of March 31, 2004, TradeStation Securities had net capital of $12.1 million, which was $11.7 million in excess of its required net capital of $411,000, and a ratio of aggregate indebtedness to net capital of 0.51 to 1. As of December 31, 2003, TradeStation Securities had net capital of $11.3 million, which was $10.9 million in excess of its required net capital of $415,000, and a ratio of aggregate indebtedness to net capital of 0.55 to 1.

(6) SEGMENT AND RELATED INFORMATION

     For the three months ended March 31, 2004 and 2003, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

	For the Three Months
	Ended March 31,
	2004	2003
Revenues:
Brokerage services	$15,195,536	$10,990,548
Software products and services	5,984,317	6,168,165
Eliminations	(3,719,125)	(3,846,150)

	$17,460,728	$13,312,563

Income (loss) from operations:
Brokerage services	$1,919,608	$(229,568)
Software products and services	1,597,622	2,384,291

	$3,517,230	$2,154,723

	As of	As of
	March 31,	December 31,
	2004	2003
Identifiable assets:
Brokerage services	$21,800,679	$19,551,368
Software products and services	18,838,743	18,449,184

	$40,639,422	$38,000,552

(7) COMMITMENTS AND CONTINGENCIES

     Restricted Cash

     As of March 31, 2004, the Company had $2.7 million of restricted cash, broken down as follows: (i) $2.2 million of cash supporting a ten-year lease agreement; and (ii) $567,000 of cash reserved for the benefit of certain customers.

     Litigation & Claims

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

     TradeStation Securities is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (claims in pending arbitrations seek, in the aggregate, tens of millions of dollars of actual and punitive damages).

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

     Contractual Obligations

     A summary of our capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations (related to back-office systems and telecommunications services) as of March 31, 2004 is as follows:

	Payments Due By Period
			2005	2008	2010 and
Contractual Obligations	Total	2004	to 2007	to 2009	Thereafter
Capital lease obligations	$109,798	$102,278	$7,520	$—	$—
Operating lease obligations	17,692,837	2,017,264	6,551,605	3,811,515	5,312,453
Purchase obligations	2,265,971	596,311	1,669,660	—	—

Total	$20,068,606	$2,715,853	$8,228,785	$3,811,515	$5,312,453

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

Overview and Recent Developments

     TradeStation Securities, a leading direct-access brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. TradeStation Securities is a licensed broker-dealer and futures commission merchant, and a member of the National Association of Securities Dealers (NASD), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), American Stock Exchange (AMEX), Archipelago Exchange (ArcaEx or ARCX), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), International Securities Exchange (ISE), Pacific Stock Exchange (PCX), and Philadelphia Stock Exchange (PHLX), and has a pending membership application with the New York Stock Exchange (NYSE).

     As of March 31, 2004, TradeStation Securities had 13,723 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to 8,918 accounts as of March 31, 2003. During the 2004 first quarter, TradeStation Securities’ brokerage client account base had 33,877 daily average revenue trades, as compared to 17,235 during the 2003 first quarter.

     In March 2004, we launched the roll-out of TradeStation 8.0, which includes fully-integrated, direct-access options execution. The roll-out of TradeStation 8.0 is being completed this month.

     We continue to work towards commencing self-clearing operations for our active trader equities brokerage services. In April 2004, we announced that our application is not likely to be acted upon until the Depository Trust & Clearing Corporation’s (DTCC) anticipated June 2004 committee meeting, which would mean the earliest start date for self-clearing would be late August 2004.

     We also provide via our technologies subsidiary, TradeStation Technologies, subscription services. The subscription version of TradeStation offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s custom strategies, but does not include order execution. Subscribers are charged a monthly subscription fee.

Results of Operations

     For the three months ended March 31, 2004 and 2003, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation. The following table presents, for the periods indicated, certain items in our consolidated statements of income broken down by segment:

	Three Months Ended				Three Months Ended
	March 31, 2004				March 31, 2003
		Software				Software
		Products				Products
	Brokerage	and	Elimin-		Brokerage	and	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total
	(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$15,107	$—	$—	$15,107	$10,962	$—	$—	$10,962
Subscription fees	—	5,601	(3,719)	1,882	—	5,557	(3,846)	1,711
Other	89	383	—	472	29	611	—	640

Total revenues	15,196	5,984	(3,719)	17,461	10,991	6,168	(3,846)	13,313

Operating expenses:
Clearing and execution costs	5,692	—	—	5,692	3,493	—	—	3,493
Data center costs	3,989	1,288	(3,719)	1,558	4,027	1,015	(3,846)	1,196
Technology development	384	1,514	—	1,898	325	1,526	—	1,851
Sales and marketing	2,442	229	—	2,671	2,438	132	—	2,570
General and administrative	769	1,326	—	2,095	937	1,058	—	1,995
Amortization of intangible assets	—	30	—	30	—	53	—	53

Total operating expenses	13,276	4,387	(3,719)	13,944	11,220	3,784	(3,846)	11,158

Income (loss) from operations	$1,920	$1,597	$—	$3,517	$(229)	$2,384	$—	$2,155

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2003 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

     Income Taxes. We have net deferred income tax assets of $7.6 million which are offset by a valuation allowance of $7.6 million (the full amount) in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Management evaluates and determines, on a periodic basis, if the amount of the valuation allowance should be adjusted. Of this $7.6 million, $3.4 million relate to net operating loss carryforwards the benefit of which may be recorded through additional paid-in capital and not through the consolidated statement of income should realization become more likely than not. See “Income Taxes” below.

     Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage clients or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During the quarter ended March 31, 2004, we reversed $569,000 of our accruals related to a third-party claim which has been inactive for over one year. During the prior year quarter ended March 31, 2003, we reduced our accruals by approximately $98,000 as a result of the settlement of a claim for an amount lower than the amount we estimated. See "Brokerage Services Segment – Operating Expenses – General and Administrative.”

Three Months Ended March 31, 2004 and 2003

Overall

     Total revenues were $17.5 million for the three months ended March 31, 2004, as compared to $13.3 million for the three months ended March 31, 2003, an increase of $4.2 million, or 31%, due primarily to an increase in brokerage revenues of $4.1 million.

     Income from operations was $3.5 million for the three months ended March 31, 2004, as compared to $2.2 million for the three months ended March 31, 2003, an improvement of $1.3 million, or 63%. This improvement was due primarily to higher brokerage revenues, net of related clearing and execution costs, partially offset by higher data center costs.

     Other income, net consists primarily of interest income earned on our cash and cash equivalents offset by interest expense related to capital lease obligations, and bank fees, as well as gains or losses on the sale of assets. Other income, net was $56,000 for the three months ended March 31, 2004, as compared to $11,000 for the three months ended March 31, 2003. The increase of $45,000 was due primarily to lower interest expense of $27,000 as a result of fewer capital lease obligations, and an increase in interest income of $9,000 as a result of higher average cash balances (partially offset by lower interest rates).

     An income tax provision of $71,000 was recorded during the three months ended March 31, 2004, as compared to an income tax benefit of $87,000 during the three months ended March 31, 2003. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Brokerage Revenues. Brokerage revenues are comprised primarily of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. For the three months ended March 31, 2004, brokerage revenues were $15.1 million (which included brokerage commissions of $11.6 million), as compared to brokerage revenues of $11.0 million (which included brokerage commissions of $8.8 million) for the three months ended March 31, 2003. This $4.1 million increase, or 38%, was due primarily to increased trading activity and platform fees related to brokerage client account growth.

     Effective March 31, 2003, we reduced our commission pricing for futures and options trades and, effective November 1, 2003, we further reduced our commission pricing for futures and our commission pricing per share for equities trades. While we believe these price reductions will have a favorable impact on revenue growth long-term, they may have slowed and may continue to slow our revenue growth in the short- and mid-term. The rate and timing at which these price reductions will, if at all, increase new accounts, client trading activity and/or market share (or continue to increase new accounts, client trading activity and/or market share) is not known. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve revenue growth, are challenges we expect to continue to face.

     Other Revenues. Other revenues are comprised primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform. Other revenues were $89,000 for the three months ended March 31, 2004, as compared to $29,000 in the comparable period of the prior year, an increase of $60,000, or 207%. These training workshops were initially offered in the first quarter of 2003.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs are the costs associated with executing and clearing customer trades, including commissions paid to third-party broker-dealers. Beginning in 2004, clearing and execution costs include new expenses related to our anticipated self-clearing operations, primarily personnel and related expenses, exchange memberships and consulting expenses, for which we will receive no offsetting cost-savings until self-clearing commences. Clearing and execution costs were $5.7 million for the three months ended March 31, 2004, as compared to $3.5 million for the three months ended March 31, 2003, an increase of $2.2 million, or 63%. This increase was due primarily to increased trading activity related to brokerage client account growth and, to a lesser extent, $450,000 of incremental expenses relating to our anticipated self-clearing operations.

     Clearing and execution costs, as a percentage of brokerage revenues, increased to 38% for the three months ended March 31, 2004, as compared to 32% for the three months ended March 31, 2003, due primarily to costs related to anticipated self-clearing operations and, to a lesser extent, overall price reductions. We believe that clearing costs as a percentage of brokerage revenues will increase in the short-term due to additional increased costs related to our anticipated self-clearing operations. Later in 2004 we expect to begin self-clearing of equities trades for our active trader client base which, while no assurances can be given, we expect will improve our gross margin.

     Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, paid on a per user basis to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients and, to a lesser extent, data communications costs necessary to connect our server farms directly to electronic market places. See “Technology Development” below. Data center costs were $4.0 million for both the three months ended March 31, 2004 and 2003. Increased costs to connect our data server farms directly to electronic market places was offset by decreased intercompany subscription fees paid to the software products and services segment. Although there was an increase in the number of brokerage accounts during 2004 as compared to 2003, this was offset by a decrease in the per account intercompany subscription fee charged by TradeStation Technologies to TradeStation Securities. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses — Data Center Costs.”

     Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended March 31, 2004 were $384,000, as compared to $325,000 for the three months ended March 31, 2003, an increase of $59,000, or 18%, due mainly to increased personnel and related costs. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment – Operating Expenses — Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of: personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web-site maintenance and administration costs. Sales and marketing expenses were $2.4 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003. Sales and marketing expenses are anticipated to increase during future quarters as we explore and possibly implement different marketing initiatives, increase our efforts to grow our institutional trader business, and increase our customer support staff. To better serve our customers, during April 2004, substantially all of the customer support team from the software products and services segment was moved to the brokerage services segment.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $769,000 for the three months ended March 31, 2004, as compared to $937,000 for the three months ended March 31, 2003, a decrease of $168,000, or 18%. This decrease is due primarily to the 2004 first quarter reversal of the uninsured loss provision and related legal fees of $569,000 for a third party claim which has remained inactive for over one year, versus the 2003 first quarter reversal of an uninsured loss provision and related legal fees of $98,000 due to the favorable settlement of a claim. See “Critical Accounting Policies and Estimates – Uninsured Loss Reserves.” This decrease was partially offset by increases in other consulting and professional fees of $190,000 and, to a lesser extent, increases in personnel and related costs, insurance, communication costs and facility costs. General and administrative expenses are anticipated to increase during 2004 due to increased consulting and professional fees (related to increased securities law requirements and ongoing litigation and claims) and higher insurance (primarily the cost of directors’ and officers’ liability and excess-SIPC coverage).

Software Products and Services Segment

Revenues

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities, on a per user basis, the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Subscription fees were $5.6 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003. An increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities was offset by a decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees were $1.9 million for the three months ended March 31, 2004, as compared to $1.7 million for the three months ended March 31, 2003, an increase of $171,000, or 10%, as a result of a price increase to certain groups of subscribers during the second half of 2003, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees derived from direct sales of our legacy client software products. Other revenues were $383,000 for the three months ended March 31, 2004, as compared to $611,000 for the three months ended March 31, 2003, a decrease of $228,000, or 37%. This expected decrease is the result of no longer marketing legacy client software since May 2000 and no longer offering legacy client software products domestically since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our facilities where the data server farms are located, including costs necessary to connect our data server farms directly to electronic market places, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended March 31, 2004 were $1.3 million, as compared to $1.0 million for the three months ended March 31, 2003, an increase of $273,000, or 27%. The increase is due primarily to increased rent and data communication charges at our facilities of $335,000, partially offset by lower data distribution and exchange fees of $85,000. The decrease in data distribution and exchange fees resulted from increased exchange fees charged to client accounts and receipt of data directly from exchanges (as opposed to a data vendor who is paid monthly fees) beginning during the 2003 fourth quarter, partially offset by incremental costs related to account growth and approximately $136,000 of credits received from our data vendors during the 2003 first quarter.

     Technology Development. Technology development expenses include: expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; and testing of products and services. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $1.5 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being an online brokerage firm for active and institutional traders. Sales and marketing expenses consist primarily of personnel costs for customer support centers and, to a lesser extent, facility costs. Sales and marketing expenses were $229,000 for the three months ended March 31, 2004, as compared to $132,000 for the three months ended March 31, 2003, an increase of $97,000, or 73%, due primarily to a reduction of expenses of $112,000 in the 2003 first quarter as a result of a favorable resolution of an event cancellation dispute. Sales and marketing expenses are expected to decrease during future quarters as substantially all of the customer support team from the software products and services segment moved to the brokerage services segment in April 2004.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel, such as: executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.3 million for the three months ended March 31, 2004, as compared to $1.1 million for the three months ended March 31, 2003, an increase of $268,000, or 25%. This increase was due primarily to increased consulting and professional fees of $166,000 and, to a lesser extent, increased insurance and personnel and related costs. General and administrative expenses are anticipated to increase during 2004 due to increased insurance (primarily the cost of directors’ and officers’ liability coverage) and increased consulting and professional fees related to increased securities law requirements and ongoing litigation and claims.

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

Income Taxes

     At March 31, 2004, we had net deferred income tax assets of $7.6 million, which are offset by a valuation allowance of $7.6 million (the full amount). Of this $7.6 million, $3.4 million relate to net operating loss carryforwards the benefit of which may be recorded through additional paid-in capital and not through the consolidated statement of income should realization become more likely than not.

     As a result of our deferred income tax assets, which include those net operating loss carryforwards, other than alternative minimum tax and state and local income taxes where our net operating loss carryforwards could not be utilized, we have not been obligated to pay income taxes on our earnings since our return to profitability in the second quarter of 2002. During the second quarter of 2004, in accordance with the requirements of SFAS 109, we anticipate making a reversal of all or part of the valuation allowance on our net deferred income tax assets referred to in the previous paragraph, which could generate one-time income of more than $2.0 million in the quarter the reversal is made, and after which we will begin to record income tax expense at an effective rate of 37.6%.

     During the three months ended March 31, 2004, we recorded a net income tax provision of $71,000, most of which was an increase to the valuation allowance established for the amount due under the current year’s alternative minimum tax calculation. Other than the increase to the valuation allowance for the amount due under the current year’s alternative minimum tax calculation and state and local income taxes where our net operating loss carryforwards could not be utilized, the income tax expense associated with net operating income generated during the three months ended March 31, 2004 was totally offset by a reduction to the previously established valuation allowance associated with our deferred income tax assets referred to in the paragraph above, including the net operating loss carryforwards.

     During the three months ended March 31, 2003, we recorded an income tax benefit of $87,000, consisting of (i) a $72,000 refund related to research and development tax credits that arose in connection with an Internal Revenue Service (“IRS”) audit of a prior year’s federal income tax return, and (ii) a $15,000 state income tax refund received for the overpayment of a prior year’s income tax. The income tax expense associated with net operating income generated during the three months ended March 31, 2003 was totally offset by a reduction to the valuation allowance associated with net operating loss carryforwards.

Liquidity and Capital Resources

     As of March 31, 2004, we had cash and cash equivalents of approximately $34.3 million, of which $2.7 million was restricted. Restricted cash supports a facility lease and certain customer agreements. See Note 7 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

     A summary of our capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations (related to back-office systems and telecommunications services) as of March 31, 2004 is as follows:

	Payments Due By Period
			2005	2008	2010 and
Contractual Obligations	Total	2004	to 2007	to 2009	Thereafter
Capital lease obligations	$109,798	$102,278	$7,520	$—	$—
Operating lease obligations	17,692,837	2,017,264	6,551,605	3,811,515	5,312,453
Purchase obligations	2,265,971	596,311	1,669,660	—	—

Total	$20,068,606	$2,715,853	$8,228,785	$3,811,515	$5,312,453

     In addition to the purchase obligations set forth in the table above, we anticipate, in connection with the expected growth of our brokerage business, capital expenditures of approximately $2.3 million through the remainder of 2004, primarily for the purchase of computer hardware and software. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months. In connection with our plan for TradeStation Securities to begin self-clearing equities trades later in 2004, we will be required to make interest bearing security deposits with clearing corporations, currently estimated to be approximately $10 million.

     Net cash provided by operating activities of $1.5 million during the three months ended March 31, 2004 consisted primarily of net income partially offset by decreases in accrued expenses and increases in receivables from the clearing firms and other assets. Net cash provided by operating activities of $1.6 million during the three months ended March 31, 2003 was due primarily to net income partially offset by decreases in accounts payable and accrued expenses and increases in receivables from the clearing firms.

     Investing activities provided cash of $1.6 million during the three months ended March 31, 2004 mainly due to $2.0 million of proceeds from the maturity of marketable securities, partially offset by capital expenditures (mostly computer hardware and software for our data server farms) and a small increase in restricted cash. Investing activities used cash of $43,000 during the three months ended March 31, 2003, consisting primarily of capital expenditures (mostly computer hardware and software for our data server farms), partially offset by a decrease in restricted cash.

     Financing activities provided cash of $132,000 during the three months ended March 31, 2004, while financing activities used cash of $383,000 during the three months ended March 31, 2003. Proceeds from issuance of common stock from exercises of stock options from our incentive stock plans provided cash of $216,000 and $28,000 during the three months ended March 31, 2004 and 2003, respectively. Repayments of capital lease obligations were $84,000 and $412,000 during the three months ended March 31, 2004 and 2003, respectively.

     During the three months ended March 31, 2004, we issued 1,634 shares of common stock associated with the exercise of warrants in exchange for the delivery and cancellation of 2,800 warrants. As of March 31, 2004, warrants (expiring in June 2004) to purchase up to 62,101 shares of the company’s common stock at $6.73 were outstanding.

Off-Balance-Sheet Arrangements

     TradeStation Securities’ customers’ trading activities are transacted mostly on a margin basis. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities’ clearing firms that is collateralized by cash and securities in the customers’ accounts. In connection with these activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose TradeStation Securities to significant off-balance-sheet risk in the event margin requirements (i.e., customer collateral) are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

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

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	the effect of an anticipated reversal, in the 2004 second quarter, of an income tax valuation allowance relating to net deferred income tax assets, which could generate one-time income of more than $2.0 million in the quarter the reversal is made;

•	the effect, on the company’s net income and earnings per share, of income tax expense at an effective rate of 37.6% estimated to be applied beginning in the quarter following our reversal of the income tax valuation allowance (which is significantly higher than the effective income tax rate over the last seven fiscal quarters);

•	the timing (i.e., number and length of delays), success and other effects of our anticipated self-clearing operations, or our inability to commence self-clearing as a result of a failure to obtain final regulatory or other third-party approvals or to satisfy conditions required to obtain a needed regulatory or other third-party approval;

•	the effect, in the event we decide that the commencement of self-clearing operations will be delayed for a long period of time, or decide not to self-clear, of the decisions we then make about clearing (i.e., whether to enter into an omnibus clearing arrangement or continue to use a fully-disclosed clearing agent for each equities brokerage account);

•	the collectibility (and, if collectible, the date(s) received) of a $300,000 unsecured debit in an equities brokerage account which occurred in late April 2004;

•	the effect of changes to our commission pricing or other fee structures (since the 2002 second quarter we have continuously reduced commission pricing), and of additional price reductions that may be implemented in the future (our most recent reduction to our commission pricing for equities and futures trades became effective November 1, 2003);

•	market or competitive pressure to continue to lower commissions and fees charged to customers;

•	the timing, success, volatility and other characteristics or effects that develop concerning our new forex and online options trade execution services;

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chance of success in the institutional trader market;

•	general economic and market factors that affect active trading, including trade volume, market volatility, market direction, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	pending or potential third-party claims that turn out to be significantly more (or less) costly, in terms of both judgment or settlement amounts and legal expenses, than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), a recently-filed patent infringement case against the company and other online brokerage firms and other potential patent infringement claims, pending NASD arbitrations concerning brokerage customer claims seeking damages, in the aggregate, tens of millions of dollars of actual and punitive damages, and a million dollar claim by the bankruptcy estate of Bridge Information Systems;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations, our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of recent enhancements to the TradeStation electronic trading platform, including the possibility of less-than-anticipated appeal to customers and unexpected technical issues or difficulties;

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, or exchange or clearing membership issues; and

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third party claims).

     Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

     Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. There has been, since mid-year 2000, and, despite improved conditions in 2003 and 2004 there may again be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, such as has recently occurred, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Unfavorable market conditions have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

     We May Need to Make Decisions About When (Or If) We Will Begin Self-Clearing Equity Trades For Active Trader Accounts

     We have planned for some time to begin self-clearing equities trades for our active trader accounts as soon as possible in 2004. Currently, all of our clients’ equities trades are cleared through Bear Stearns, our clearing agent. There can be no assurance that we will obtain all of the approvals and memberships required to conduct self-clearing operations as a broker-dealer. There is also a significant risk that we will encounter substantial delays in launching self-clearing operations due to difficulties in satisfying conditions or requirements attached to membership or approvals (such as requirements regarding large financial or security deposits and other risk management-related issues), or as a result of technical issues or other third-party acts or failures to act outside of our control. In fact, the Depository Trust & Clearing Corporation (DTCC) has very recently expressed some concerns that need to be addressed before we will be considered for approval. While we believe the concerns that have been raised by the DTCC have been fully addressed, there can be no assurance that we will ultimately commence self-clearing operations (for example, we may decide that an omnibus clearing arrangement is more suitable in the circumstances, or that continuing to use a fully-disclosed clearing agent for the foreseeable future is the best decision). If we do commence self-clearing, or an omnibus clearing arrangement, we have no such experience, and the cost savings and efficiencies of self-clearing or omnibus clearing, assuming either occurs, may be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Also, such anticipated savings may be more than offset by account losses or reduced trading activity if any self-clearing mistakes or failures occur which undermine our clients’ or prospects’ confidence in our ability to conduct reliable self-clearing operations.

     Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

     The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services in the industry, as well as consolidation of the types of financial instruments (equities, equities options, futures, forex) offered by firms. There has also been consolidation of online brokerage firms generally. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure; the timing and market acceptance of new products and services and enhancements developed by our competitors; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail clients; data availability and cost; and third-party clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to design, improve and support materially error-free Internet-based systems; ease-of-use of our products and services; reliability of our products and services; pricing decisions; self-clearing costs; and sales and other marketing decisions and efforts.

     Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

     The online electronic trading platform we provide to our clients is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading clients receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (ECNs) and electronic systems offered by the exchanges, the clearing and back-office systems of the clearing firms we use, and the forex deal order placement, settlement and back-office systems of or licensed by the forex dealer firm which is responsible for all of our client’s forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement and execution of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, clearing firm, exchange and ECN outages or issues which are beyond our control. Also, a hardware or software failure, software design limitations or errors that exist in our and others’ technologies, power or telecommunications interruption or natural disaster could cause a systems failure or other potentially damaging results.

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

     The Nature Of Our Business Results In Potential Liability To Customers

     Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including both class action and individual suits and arbitrations that generally seek substantial damages, including in some cases punitive damages. Our proprietary order routing technology, in addition to offering charting, trade analysis and trade execution services of various kinds, is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections or limitations in their designs or performance, may operate too slowly, fail, cause confusion or uncertainty to the user, or operate or produce results not understood or intended by the user. An investor or trader using either the full electronic trading platform or our subscription service might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading software tools or systems, or inaccurate assumptions made by the trading software tools regarding data, or inaccurate data. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not currently carry any errors or omissions insurance that might cover, in part, some of the above-described risks. While our contracts with customers are, we believe, clear that customers who do business with us must knowingly assume all of the risks described above, there can be no assurance that a judge, arbitrator or regulator would enforce or honor such contractual provisions. See “Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity,” and “Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers” above.

     Dependence Upon Outside Data Sources And Clearing Relationships Creates Risks Outside Of Our Control Which May Affect Our Ability To Provide, And Our Cost To Provide, Market Data And Clearing And Account Services

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain New York Stock Exchange (NYSE), American Stock Exchange (AMEX), Nasdaq, Options Price Reporting Authority (OPRA), Chicago Mercantile Exchange (CME), Chicago Board of Trade (CBOT) and OneChicago real-time market data directly from those exchanges, but obtain other market data (such as forex data and data of smaller futures exchanges) and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage clients are obtained from established brokerage clearing firms. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for transactional clearing fees and charges, and the contract with the forex dealer provides for sharing a fixed amount of the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing firm in response to a substantial increase in our clearing costs imposed by our former futures clearing firm. We have also decided, due principally to clearing cost considerations, to begin self-clearing active trader equities accounts as soon as possible in 2004. Changes (or, in some cases, failure or inability to make changes) in our relationships with one or more of these third parties, or involuntary termination of one or more of those relationships, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

     We May Need Cash In The Foreseeable Future

     While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, including unanticipated costs for self-clearing and/or omnibus clearing operations (such as large cash or security deposits, currently estimated to be approximately $10 million); unanticipated costs relating to our new forex and options execution services; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional clients; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

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

     Customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers’ funds, due to privacy or security concerns. This risk will grow if, as and to the extent “cyberterrorism” occurs or is perceived to be a viable, prominent threat or likelihood to occur (or recur on a regular basis). We currently incorporate and plan to continue to incorporate security measures into our privacy policies. However, a major breach of customer privacy or security could have serious consequences for our Internet-based operations. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects or otherwise, that could also have significant negative consequences for the growth of our current and planned operations.

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

     As of April 30, 2004, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own more than 50% of the outstanding shares of our common stock. Therefore, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will be determined by the Cruzes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents, marketable securities and the interest earned from interest revenue sharing arrangements with our clearing firms. In order to reduce this interest rate risk, we are currently invested in investments with short maturities. As of March 31, 2004, our cash and cash equivalents consist primarily of money market funds, U.S. Treasury Bills and obligations of U.S. government agencies. The interest earned on those investments is relatively low based upon current market interest rates. A significant increase in interest rates would have a positive impact on our financial results. Any decrease in those rates would not have a material impact on our financial results.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of, and with respect to, the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures was made under the supervision and with the participation of the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer. Based on that evaluation, the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Sales of Unregistered Securities

     During the three months ended March 31, 2004, we issued to four employees options to purchase an aggregate of 11,500 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $9.32 to $10.37 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the first quarter of 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

(b) Reports on Form 8-K

(i)	On February 10, 2004, we filed a Current Report on Form 8-K for an event that occurred on February 10, 2004, reporting in Item 12 thereof the release of our financial results for the fourth quarter and year ended December 31, 2003 and a 2004 Business Outlook.

(ii)	On April 15, 2004, we filed a Current Report on Form 8-K for an event that occurred on April 15, 2004, reporting in Item 12 thereof the release of our financial results for the first quarter of 2004 and a Business Outlook for the 2004 second quarter.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc. Registrant
May 5, 2004 Date	/s/ David H. Fleischman
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