Form 10-Q
period 2004-06-30
TRADESTATION GROUP INC
filed 2004-08-09
CIK 1111559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

     As of August 2, 2004, there were 41,722,394 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $2,748,127 and $2,682,627 at June 30, 2004 and December 31, 2003, respectively	$37,211,568	$31,017,502
Marketable securities	—	1,997,060
Receivables from clearing firms	1,016,999	526,832
Property and equipment, net	3,360,072	3,628,773
Deferred income taxes, net	6,427,626	—
Other assets	2,362,439	830,385

Total assets	$50,378,704	$38,000,552

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Accounts payable	$1,937,870	$2,047,332
Accrued expenses	5,330,872	6,207,194

Total liabilities	7,268,742	8,254,526

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,717,810 and 41,446,436 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	417,178	414,464
Additional paid-in capital	54,594,178	50,540,630
Accumulated deficit	(11,901,394)	(21,209,068)

Total shareholders’ equity	43,109,962	29,746,026

Total liabilities and shareholders’ equity	$50,378,704	$38,000,552

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES:
Brokerage revenues	$14,736,274	$12,720,649	$29,843,008	$23,682,872
Subscription fees	2,061,828	1,694,372	3,944,290	3,405,459
Other	421,046	554,435	892,578	1,193,688

Total revenues	17,219,148	14,969,456	34,679,876	28,282,019

OPERATING EXPENSES:
Clearing and execution costs	5,543,222	4,810,867	11,234,837	8,304,232
Data center costs	1,614,034	1,163,172	3,172,147	2,359,081
Technology development	1,860,199	1,867,161	3,758,375	3,717,854
Sales and marketing	2,648,642	2,721,353	5,319,056	5,291,467
General and administrative	3,007,741	2,183,374	5,102,943	4,178,655
Amortization of intangible assets	8,334	52,479	38,312	104,957

Total operating expenses	14,682,172	12,798,406	28,625,670	23,956,246

Income from operations	2,536,976	2,171,050	6,054,206	4,325,773

OTHER INCOME (EXPENSE), net	69,256	(29,280)	124,888	(18,586)

Income before income taxes	2,606,232	2,141,770	6,179,094	4,307,187

INCOME TAX BENEFIT	(3,200,038)	(714,046)	(3,128,580)	(800,829)

Net income	$5,806,270	$2,855,816	$9,307,674	$5,108,016

EARNINGS PER SHARE:
Basic	$0.14	$0.07	$0.22	$0.13

Diluted	$0.13	$0.07	$0.21	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,625,992	40,092,803	41,556,551	39,843,096

Diluted	44,233,907	43,588,162	44,421,196	42,093,040

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,307,674	$5,108,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,093,222	1,139,575
Deferred income taxes	(3,144,579)	—
Loss on sale of investments	—	54,823
(Increase) decrease in:
Receivables from clearing firms	(490,167)	270,434
Income tax receivable	—	(873,949)
Other assets	(1,522,245)	38,894
Increase (decrease) in:
Accounts payable	(109,462)	(58,706)
Accrued expenses	(706,249)	(258,308)

Net cash provided by operating activities	4,428,194	5,420,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(786,209)	(543,965)
(Increase) decrease in restricted cash	(65,500)	584,543
Proceeds from sale/maturity of marketable securities	1,997,060	46,577
Acquisition of intangible assets	—	(15,000)

Net cash provided by investing activities	1,145,351	72,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	725,094	2,614,424
Repayment of capital lease obligations	(170,073)	(847,413)

Net cash provided by financing activities	555,021	1,767,011

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	6,128,566	7,259,945
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	28,334,875	12,982,856

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$34,463,441	$20,242,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,967	$53,666

Cash paid for income taxes, net	$33,000	$71,217

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to
the three and six months ended June 30, 2004 and 2003 are unaudited)

     TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries.

     TradeStation Securities offers the TradeStation platform to institutional, professional and serious, active individual traders. TradeStation is an electronic trading platform that enables clients to design, test and monitor their own custom trading strategies and then automate them with direct-access order execution. The trading platform currently offers streaming real-time equities, options, futures and forex market data. TradeStation Technologies develops and offers strategy trading software tools and subscription services, and owns and operates the TradeStationWorld.com strategy trading and development community and hosts an annual strategy trading software conference.

     The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2004, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated results of cash flows for the six months ended June 30, 2004 and 2003 have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1) INCOME TAXES

     During the three and six months ended June 30, 2004, the Company recorded an income tax benefit, net of expense, of $3.2 million and $3.1 million, respectively, related primarily to the reversal of a significant portion of a valuation allowance on deferred income tax assets (see below). During the three and six months ended June 30, 2003, we recorded an income tax benefit, net of expense, of $714,000 and $801,000, respectively, comprised primarily of refunds related to prior year federal income tax returns.

     In June 2004, the Company reversed a significant portion of the valuation allowance that was provided on its deferred income tax assets. In the opinion of management, it is more likely than not that these benefits will now be realized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The decision to reverse a significant portion of the valuation allowance was triggered primarily by TradeStation Securities receiving final approval by the National Securities Clearing Corporation (“NSCC”) and the Depository Trust Company (“DTC”) to begin self-clearing for equities, the rollout of TradeStation 8 (which includes integrated options execution), as well as eight consecutive quarters of operating profit. In the 2004 second quarter, the result of this reversal was a net tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). As of June 30, 2004, the Company had net deferred income tax assets of $6.4 million, which includes a valuation allowance of $926,500 relating to net operating loss carryforwards from a 1999 acquisition. The Company did not reverse the remaining valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. Beginning in the 2004 third quarter, the Company anticipates recording income tax expense at an estimated annual effective tax rate of approximately 37.5%.

     As of June 30, 2004, the Company had available, for federal tax purposes, total net operating loss carryforwards of approximately $13 million, which expire between 2018 and 2023, including $3.6 million of net operating loss carryforwards that relate to a 1999 acquisition.

(2) EARNINGS PER SHARE

     Weighted average shares outstanding for the three and six months ended June 30, 2004 and 2003 are calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding (basic)	41,625,992	40,092,803	41,556,551	39,843,096
Impact of dilutive stock options and warrants after applying the treasury stock method	2,607,915	3,495,359	2,864,645	2,249,944

Weighted average shares outstanding (diluted)	44,233,907	43,588,162	44,421,196	42,093,040

     Stock options outstanding for the three and six months ended June 30, 2004 and 2003, which are not included in the calculation of diluted earnings per share because their impact is antidilutive, are presented below. All unexercised warrants expired in June 2004.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Stock options	1,122,306	465,685	796,970	465,685

(3) STOCK-BASED COMPENSATION – PRO FORMA NET INCOME

     In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of income when such equity instruments are issued. No such compensation expense was recorded for the six months ended June 30, 2004 or 2003.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$5,806,270	$2,855,816	$9,307,674	$5,108,016

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(101,771)	(468,743)	(625,137)	(976,482)

Pro forma net income	$5,704,499	$2,387,073	$8,682,537	$4,131,534

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Earnings per share:
Basic, as reported	$0.14	$0.07	$0.22	$0.13

Diluted, as reported	$0.13	$0.07	$0.21	$0.12

Basic, pro forma	$0.14	$0.06	$0.21	$0.10

Diluted, pro forma	$0.13	$0.06	$0.20	$0.10

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Risk free interest rate	3%	2%	3%	2%
Dividend yield	—	—	—	—
Volatility factor	63%	68%	63%	68%
Weighted average life (years)	4	4	4	4

(4) COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. The Company held an investment in corporate stock during 2003, classified as an available-for-sale security, at market value. Temporary unrealized holding gains and losses were excluded from earnings and reported in comprehensive income.

     A reconciliation of net income to comprehensive income is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$5,806,270	$2,855,816	$9,307,674	$5,108,016
Unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax	—	707	—	(19,423)
Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax	—	54,823	—	54,823

Comprehensive income	$5,806,270	$2,911,346	$9,307,674	$5,143,416

(5) OTHER ASSETS

     Other assets consist of the following as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Prepaid insurance	$779,577	$22,379
Other receivables	612,280	402,517
Exchange memberships	455,000	40,000
Other prepaid expenses	440,614	243,365
Other	74,968	122,124

	$2,362,439	$830,385

     Included in “Other receivables,” is an unsecured account receivable of $276,000. For further discussion, see Note 9 – COMMITMENTS AND CONTINGENCIES – Unsecured Account Receivable.

(6) ACCRUED EXPENSES

     Accrued expenses consist of the following as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Deferred rent and related concessions	$886,594	$861,789
Data and exchange fees	734,071	753,638
Payroll and related accruals	710,920	953,844
Professional fees	481,123	465,132
Customer credits	444,829	398,741
Estimated loss on sublease of facilities	385,829	512,888
Clearing deposits	357,140	455,138
Uninsured loss reserves	25,000	525,000
Other	1,305,366	1,281,024

	$5,330,872	$6,207,194

     “Other” includes commissions to third parties, obligations under capital leases, returns and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(7) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). To satisfy each requirement, TradeStation Securities is required to maintain net capital equal to the greater of $250,000 and 1/15th of aggregate indebtedness. Also, the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. As of June 30, 2004, TradeStation Securities had net capital of $11.8 million, which was $11.2 million in excess of its required net capital of $581,000, and a ratio of aggregate indebtedness to net capital of 0.74 to 1. As of December 31, 2003, TradeStation Securities had net capital of $11.3 million, which was $10.9 million in excess of its required net capital of $415,000, and a ratio of aggregate indebtedness to net capital of 0.55 to 1.

     Once TradeStation Securities begins to self-clear equities trades, currently expected to be later in 2004, the net capital calculation will change to the “alternative method,” which means the net capital calculation will be the greater of $250,000 or 2.0% of aggregate customer debit items. Based upon customers’ debit items as of June 30, 2004, TradeStation Securities would have a net capital requirement of approximately $1.2 million to $1.3 million.

(8) SEGMENT AND RELATED INFORMATION

     For the three and six months ended June 30, 2004 and 2003, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Brokerage services	$14,807,929	$12,794,637	$30,003,465	$23,785,185
Software products and services	6,524,344	5,164,044	12,508,661	11,332,209
Eliminations	(4,113,125)	(2,989,225)	(7,832,250)	(6,835,375)

	$17,219,148	$14,969,456	$34,679,876	$28,282,019

Income from operations:
Brokerage services	$205,138	$851,890	2,124,746	622,322
Software products and services	2,331,838	1,319,160	3,929,460	3,703,451

	$2,536,976	$2,171,050	$6,054,206	$4,325,773

	As of	As of
	June 30,	December 31,
	2004	2003
Identifiable assets:
Brokerage services	$24,955,858	$19,551,368
Software products and services	25,422,846	18,449,184

	$50,378,704	$38,000,552

     Effective April 2004, TradeStation Securities and TradeStation Technologies amended their intercompany licensing and support agreement and entered into a new expense sharing agreement to reflect current business requirements. These changes had no effect on the consolidated results, but did result in an increased allocation of approximately $123,000, during the three months ended June 30, 2004, of general and administrative expenses within the brokerage services segment and a corresponding decrease in the software products and services segment.

(9) COMMITMENTS AND CONTINGENCIES

     Restricted Cash

     As of June 30, 2004, the Company had $2.7 million of restricted cash, broken down as follows: (i) $2.1 million of cash supporting a lease agreement; and (ii) $598,000 of cash reserved for the benefit of certain customers.

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

     On February 11, 2003, the plan administrator appointed under the reorganization plan in the Chapter 11 bankruptcy of Bridge Information Systems, Inc. and its affiliates filed an adversary complaint against TradeStation Technologies and the Company in the United States Bankruptcy Court for the Eastern District of Missouri demanding that the Company and TradeStation Technologies return payments made to TradeStation Technologies by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferential transfers under the federal bankruptcy code as a result of being made to TradeStation Technologies during the ninety-day period immediately preceding the Chapter 11 bankruptcy filing. This claim was settled in August 2004 for $30,000, pending approval by the court.

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

     Unsecured Account Receivable

     TradeStation Securities became obligated to satisfy credit extended by one of its clearing firms to one of its customers in a margin transaction when the customer’s collateral was not sufficient to fully cover losses that the customer incurred. The customer has made partial payments on the amount owed and based upon information to date, the Company believes this amount is fully collectible. However, no assurance can be given that the full amount will ultimately be collected. As of June 30, 2004, the unsecured account receivable balance is $276,000.

     Contractual Obligations

     A summary of capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) as of June 30, 2004 is as follows:

	Payments Due By Period
			2005	2008	2010 and
Contractual Obligations	Total	2004	to 2007	to 2009	Thereafter
Capital lease obligations	$23,929	$16,409	$7,520	$—	$—
Operating lease obligations	17,286,964	1,353,676	6,809,320	3,811,515	5,312,453
Purchase obligations	3,331,035	826,510	2,504,525	—	—

Total	$20,641,928	$2,196,595	$9,321,365	$3,811,515	$5,312,453

(10) SUBSEQUENT EVENT

     In July 2004, in connection with TradeStation Securities’ plan to begin self-clearing equities trades later in 2004, TradeStation Securities made an interest-bearing security deposit with the NSCC in the amount of $10.0 million.

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

Overview and Recent Developments

     TradeStation Securities, a leading direct-access brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and a member of the National Association of Securities Dealers (“NASD”), Securities Investor Protection Corporation (“SIPC”), National Futures Association (“NFA”), American Stock Exchange (“AMEX”), Archipelago Exchange (“ArcaEx” or “ARCX”), Boston Options Exchange (“BOX”), Chicago Board Options Exchange (“CBOE”), International Securities Exchange (“ISE”), Pacific Stock Exchange (“PCX”), and Philadelphia Stock Exchange (“PHLX”), and has a pending membership application with the New York Stock Exchange (“NYSE”).

     As of June 30, 2004, TradeStation Securities had 15,106 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to 10,115 accounts as of June 30, 2003. During the 2004 second quarter, TradeStation Securities’ brokerage client account base had 33,477 daily average revenue trades, as compared to 22,295 during the 2003 second quarter.

     On June 25, 2004, we received clearing firm membership with the National Securities Clearing Corporation (“NSCC”) and were approved as a Participant in the Depository Trust Company (“DTC”). These were the final approvals required to commence self-clearing operations for our active trader equities brokerage services. We are currently focused on the final training and live quality assurance testing for our self-clearing systems. We expect to complete the transfer of our existing client account base from our current clearing firm to self-clearing no later than September 2004. The cost savings benefits of self-clearing are not anticipated to begin until the fourth quarter of 2004.

     We also provide via our technologies subsidiary, TradeStation Technologies, subscription services. The subscription version of TradeStation offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s custom strategies, but does not include order execution. Subscribers are charged a monthly subscription fee.

Results of Operations

     For the three and six months ended June 30, 2004 and 2003, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

     During the 2004 second quarter, TradeStation Securities and TradeStation Technologies amended their intercompany licensing and support agreement and entered into a new expense sharing agreement to reflect current business requirements. These changes had no effect on the consolidated results, but did result in an increased allocation of approximately $123,000, during the three months ended June 30, 2004, of general and administrative expenses within the brokerage services segment and a corresponding decrease in the software products and services segment.

     The following table presents, for the periods indicated, certain items in our consolidated statements of income broken down by segment:

	Three Months Ended				Three Months Ended
	June 30, 2004				June 30, 2003
		Software				Software
		Products				Products
	Brokerage	And	Elimin-		Brokerage	And	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total
		(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$14,736	$—	$—	$14,736	$12,721	$—	$—	$12,721
Subscription fees	—	6,175	(4,113)	2,062	—	4,684	(2,990)	1,694
Other	72	349	—	421	74	480	—	554

Total revenues	14,808	6,524	(4,113)	17,219	12,795	5,164	(2,990)	14,969

Operating expenses:
Clearing and execution costs	5,543	—	—	5,543	4,811	—	—	4,811
Data center costs	4,440	1,287	(4,113)	1,614	3,186	967	(2,990)	1,163
Technology development	385	1,475	—	1,860	368	1,499	—	1,867
Sales and marketing	2,564	85	—	2,649	2,521	200	—	2,721
General and administrative	1,671	1,337	—	3,008	1,057	1,127	—	2,184
Amortization of intangible assets	—	8	—	8	—	52	—	52

Total operating expenses	14,603	4,192	(4,113)	14,682	11,943	3,845	(2,990)	12,798

Income from operations	$205	$2,332	$—	$2,537	$852	$1,319	$—	$2,171

	Six Months Ended				Six Months Ended
	June 30, 2004				June 30, 2003
		Software				Software
		Products				Products
	Brokerage	And	Elimin-		Brokerage	And	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total
		(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$29,843	$—	$—	$29,843	$23,683	$—	$—	$23,683
Subscription fees	—	11,776	(7,832)	3,944	—	10,240	(6,835)	3,405
Other	161	732	—	893	102	1,092	—	1,194

Total revenues	30,004	12,508	(7,832)	34,680	23,785	11,332	(6,835)	28,282

Operating expenses:
Clearing and execution costs	11,235	—	—	11,235	8,304	—	—	8,304
Data center costs	8,429	2,575	(7,832)	3,172	7,213	1,981	(6,835)	2,359
Technology development	769	2,990	—	3,759	692	3,026	—	3,718
Sales and marketing	5,006	313	—	5,319	4,960	331	—	5,291
General and administrative	2,440	2,663	—	5,103	1,994	2,185	—	4,179
Amortization of intangible assets	—	38	—	38	—	105	—	105

Total operating expenses	27,879	8,579	(7,832)	28,626	23,163	7,628	(6,835)	23,956

Income from operations	$2,125	$3,929	$—	$6,054	$622	$3,704	$—	$4,326

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

     Brokerage Revenues. Brokerage revenues are the key component of our results of operations and are comprised of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. Brokerage commissions and fees and their related clearing costs are recorded on a trade date basis as transactions occur. Platform fees and interest are recorded monthly, when earned.

     Income Taxes. As of June 30, 2004, we had net deferred income tax assets of $6.4 million including a valuation allowance of $926,500. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. In June 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. In the opinion of management, it is more likely than not that these benefits will now be realized. This decision was triggered primarily by TradeStation Securities receiving final approval by the NSCC and the DTC to begin self-clearing for equities, the rollout of TradeStation 8 (which includes integrated options execution), as well as eight consecutive quarters of operating profit. In the 2004 second quarter, the result of this reversal, was a net tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). The remaining valuation allowance of $926,500 relates to net operating loss carryforwards from a 1999 acquisition. We did not reverse the remaining valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. See “Income Taxes” below.

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

Three Months Ended June 30, 2004 and 2003

Overall

     Total revenues were $17.2 million for the three months ended June 30, 2004, as compared to $15.0 million for the three months ended June 30, 2003, an increase of $2.2 million, or 15%, due primarily to an increase in brokerage revenues of $2.0 million.

     Income from operations was $2.5 million for the three months ended June 30, 2004, as compared to $2.2 million for the three months ended June 30, 2003, an improvement of $366,000, or 17%. This improvement was due primarily to higher brokerage revenues, net of related clearing and execution costs, partially offset by higher general and administrative expenses and data center costs.

     Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents offset by interest expense related to capital lease obligations, and bank fees, as well as gains or losses on the sale of assets. Other income, net was $69,000 for the three months ended June 30, 2004, as compared to other expense, net of $29,000 for the three months ended June 30, 2003. The increase of $98,000 was due primarily to a loss during the 2003 second quarter of $55,000 on the sale of investments in corporate stock, an increase in interest income of $25,000 as a result of higher average cash balances (partially offset by lower interest rates), and lower interest expense as a result of fewer capital lease obligations.

     A net income tax benefit of $3.2 million was recorded during the three months ended June 30, 2004 related primarily to the reversal of a significant portion of the valuation allowance on deferred income tax assets, as compared to an income tax benefit of $714,000 during the three months ended June 30, 2003 associated primarily with income tax refunds. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Brokerage Revenues. Brokerage revenues are comprised of brokerage commissions and fees earned from our clients’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and interest earned from interest revenue sharing arrangements with the brokerage’s clearing firms. For the three months ended June 30, 2004, brokerage revenues were $14.7 million (which included brokerage commissions of $11.0 million), as compared to brokerage revenues of $12.7 million (which included brokerage commissions of $10.3 million) for the three months ended June 30, 2003. This $2.0 million increase, or 16%, was due primarily to increased trading activity and platform fees related to brokerage client account growth, partially offset by a decrease in our commission pricing. Effective November 1, 2003, we reduced our commission pricing for futures and our commission pricing per share for equities trades. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve revenue growth, are challenges we could continue to face.

     Other Revenues. Other revenues are comprised primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform. Other revenues were $72,000 for the three months ended June 30, 2004, as compared to $74,000 in the comparable period of the prior year, a decrease of $2,000, or 3%.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs are the costs associated with executing and clearing customer trades, including commissions paid to third-party broker-dealers. Beginning in 2004, clearing and execution costs include new expenses related to our anticipated self-clearing operations, primarily personnel and related expenses and consulting expenses, for which we will receive no offsetting cost-savings until self-clearing commences. Clearing and execution costs were $5.5 million for the three months ended June 30, 2004, as compared to $4.8 million for the three months ended June 30, 2003, an increase of $732,000, or 15%. This increase was due primarily to increased trading activity related to brokerage client account growth and, to a lesser extent, $450,000 of incremental expenses in the 2004 second quarter relating to our anticipated self-clearing operations, partially offset by approximately $400,000 of increased costs for futures clearing in the 2003 second quarter imposed by our former futures clearing firm that were not incurred in the 2004 second quarter with our current futures clearing firm.

     Clearing and execution costs, as a percentage of brokerage revenues, were 38% for both the three months ended June 30, 2004 and 2003. The impact of the price reductions, effective November 2003, and the costs related to self-clearing operations (which impacted only 2004) were entirely offset by the 2003 second quarter increase in costs for futures clearing imposed by our former futures clearing firm that were not incurred in the 2004 second quarter with our current futures clearing firm. While no assurances can be given, we expect to see improvement in our gross margin in the 2004 fourth quarter resulting from the commencement of self-clearing of equities trades for our active trader client base, which is anticipated to begin late in the 2004 third quarter.

     Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, paid on a per user basis to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage clients and, to a lesser extent, data communications costs necessary to connect our server farms directly to electronic market places. See “Technology Development” below. Data center costs were $4.4 million for the three months ended June 30, 2004, as compared to $3.2 million for the three months ended June 30, 2003, an increase of $1.2 million, or 39%, related primarily to increased intercompany subscription fees paid to the software products and services segment and, to a lesser extent, increased costs to connect our data server farms directly to electronic market places. The increase in intercompany subscription fees resulted mainly from an increase in the number of brokerage accounts during 2004 as compared to 2003. See "Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses — Data Center Costs.”

     Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its clients and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended June 30, 2004 were $385,000, as compared to $368,000 for the three months ended June 30, 2003, an increase of $17,000, or 5%, due mainly to increased personnel and related costs. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment – Operating Expenses — Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of: personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web-site maintenance and administration costs. Sales and marketing expenses were $2.6 million for the three months ended June 30, 2004, as compared to $2.5 million for the three months ended June 30, 2003, an increase of $43,000, or 2%. Sales and marketing expenses are anticipated to significantly increase beginning in the 2004 third quarter as we ramp up our advertising and seek to grow our sales force to further accelerate account growth. These additional sales and marketing expenses are not expected to produce results until later periods.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $1.7 million for the three months ended June 30, 2004, as compared to $1.1 million for the three months ended June 30, 2003, an increase of $614,000, or 58%, due primarily to an increase in professional fees of $382,000 and, to a lesser extent, increases in insurance of $60,000, facility costs of $60,000, and personnel and related costs of $45,000. Professional fees increased during 2004 as compared to 2003 due to increased legal fees related to ongoing litigation and claims, and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Higher insurance was primarily the result of increased cost of directors’ and officers’ liability insurance.

Software Products and Services Segment

Revenues

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities, on a per user basis, the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Intercompany Subscription Fees have no effect on the consolidated results. Subscription fees were $6.2 million for the three months ended June 30, 2004, as compared to $4.7 million for the three months ended June 30, 2003, an increase of $1.5 million, or 32%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees were $2.1 million for the three months ended June 30, 2004, as compared to $1.7 million for the three months ended June 30, 2003, an increase of $368,000, or 22%, as a result of price increases to certain groups of subscribers effective September 2003 and May 2004, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees derived from direct sales of our legacy client software products. Other revenues were $349,000 for the three months ended June 30, 2004, as compared to $480,000 for the three months ended June 30, 2003, a decrease of $131,000, or 27%. This expected decrease is the result of no longer marketing legacy client software since May 2000 and no longer offering legacy client software products domestically since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our facilities where the data server farms are located, including costs necessary to connect our data server farms directly to electronic market places, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended June 30, 2004 were $1.3 million, as compared to $1.0 million for the three months ended June 30, 2003, an increase of $320,000, or 33%. The increase is due primarily to increased rent and data communication charges at our facilities of $395,000 and, to a lesser extent, increased server costs, partially offset by lower data distribution and exchange fees of $139,000. The decrease in data distribution and exchange fees resulted from increased exchange fees charged to client accounts and receipt of data directly from exchanges (as opposed to a data vendor who is paid monthly fees) beginning during the 2003 fourth quarter, partially offset by incremental costs related to account growth and approximately $75,000 of credits received from our data vendors during the 2003 second quarter.

     Technology Development. Technology development expenses include: expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; and testing of products and services. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $1.5 million for both the three months ended June 30, 2004 and 2003.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses consist primarily of personnel costs for customer support centers and, to a lesser extent, facility costs. Sales and marketing expenses were $85,000 for the three months ended June 30, 2004, as compared to $200,000 for the three months ended June 30, 2003, a decrease of $115,000, or 58%, due primarily to the transfer of substantially all of the customer support team from the software products and services segment to the brokerage services segment during April 2004.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel, such as: executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.3 million for the three months ended June 30, 2004, as compared to $1.1 million for the three months ended June 30, 2003, an increase of $210,000, or 19%. This increase was due primarily to increased professional fees of $195,000 and, to a lesser extent, increased personnel and related costs and facility expenses, partially offset by a decrease in communication costs. Professional fees increased during 2004 as compared to 2003 due to increased legal fees related to ongoing litigation and claims and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Six Months Ended June 30, 2004 and 2003

Overall

     Total revenues were $34.7 million for the six months ended June 30, 2004, as compared to $28.3 million for the six months ended June 30, 2003, an increase of $6.4 million, or 23%, due primarily to an increase in brokerage revenues of $6.1 million.

     Income from operations was $6.0 million for the six months ended June 30, 2004, as compared to $4.3 million for the six months ended June 30, 2003, an improvement of $1.7 million, or 40%. This improvement was due primarily to higher brokerage revenues, net of related clearing and execution costs, partially offset by higher general and administrative expenses and data center costs.

     Other income, net was $125,000 for the six months ended June 30, 2004, as compared to other expense, net of $19,000 for the six months ended June 30, 2003. The increase of $144,000 was due primarily to a loss during the 2003 second quarter of $55,000 on the sale of investments in corporate stock, lower interest expense of $47,000 as a result of fewer capital lease obligations, and an increase in interest income of $34,000 as a result of higher average cash balances (partially offset by lower interest rates).

     An income tax benefit of $3.1 million was recorded during the six months ended June 30, 2004 primarily related to the reversal of a significant portion of the valuation allowance on deferred income tax assets, as compared to an income tax benefit of $801,000 during the six months ended June 30, 2003 that was associated mainly with income tax refunds. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Brokerage Revenues. For the six months ended June 30, 2004, brokerage revenues were $29.8 million (which included brokerage commissions of $22.5 million), as compared to brokerage revenues of $23.7 million (which included brokerage commissions of $19.1 million) for the six months ended June 30, 2003. This $6.1 million increase, or 26%, was due primarily to increased trading activity and platform fees related to brokerage client account growth, partially offset by a decrease in our commission pricing effective November 1, 2003.

     Other Revenues. Other revenues were $161,000 for the six months ended June 30, 2004, as compared to $102,000 in the comparable period of the prior year, an increase of $59,000, or 58%. The increase was a result of training workshops being offered in all six months of 2004, as opposed to not being offered until March during the 2003 six-month period.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs were $11.2 million for the six months ended June 30, 2004, as compared to $8.3 million for the six months ended June 30, 2003, an increase of $2.9 million, or 35%. This increase was due primarily to increased trading activity related to brokerage client account growth and, to a lesser extent, $900,000 of incremental expenses relating to our anticipated self-clearing operations during the first six months of 2004, partially offset by approximately $400,000 of increased costs for futures clearing in the 2003 second quarter imposed by our former futures clearing firm that were not incurred in the 2004 second quarter with our current futures clearing firm.

     Clearing and execution costs, as a percentage of brokerage revenues, increased to 38% for the six months ended June 30, 2004, as compared to 35% for the six months ended June 30, 2003, due primarily to 2004 costs related to anticipated self-clearing operations and overall price reductions, partially offset by the 2003 second quarter increased futures clearing costs.

     Data Center Costs. Data center costs were $8.4 million for the six months ended June 30, 2004, as compared to $7.2 million for the six months ended June 30, 2003, an increase of $1.2 million, or 17%, related primarily to an increase in intercompany subscription fees paid to the software products and services segment resulting from an increase in the number of brokerage accounts during 2004 as compared to 2003 and, to a lesser extent, increased costs to connect our data server farms directly to electronic market places. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses — Data Center Costs.”

     Technology Development. Technology development expenses for the six months ended June 30, 2004 were $769,000, as compared to $692,000 for the six months ended June 30, 2003, an increase of $77,000, or 11%, due mainly to increased personnel and related costs.

     Sales and Marketing. Sales and marketing expenses were $5.0 million for both the six months ended June 30, 2004 and 2003.

     General and Administrative. General and administrative expenses were $2.4 million for the six months ended June 30, 2004, as compared to $2.0 million for the six months ended June 30, 2003, an increase of $446,000, or 22%. This increase is due primarily to increases in professional fees of $572,000 and, to a lesser extent, increases in personnel and related costs, insurance, and facility expenses. Professional fees increased during 2004 as compared to 2003 due to increased legal fees related to ongoing litigation and claims, and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Higher insurance was primarily the result of increased cost of directors’ and officers’ liability insurance. These increases were partially offset by the 2004 first quarter reversal of an uninsured loss provision and related legal fees of $569,000 for a third party claim which had remained inactive for over one year, versus the 2003 first quarter reversal of an uninsured loss provision and related legal fees of $98,000 due to the favorable settlement of a claim.

Software Products and Services Segment

Revenues

     Subscription Fees. Subscription fees were $11.8 million for the six months ended June 30, 2004, as compared to $10.2 million for the six months ended June 30, 2003, an increase of $1.6 million, or 15%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees were $3.9 million for the six months ended June 30, 2004, as compared to $3.4 million for the six months ended June 30, 2003, an increase of $539,000, or 16%, as a result of price increases to certain groups of subscribers during September 2003 and May 2004, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues were $732,000 for the six months ended June 30, 2004, as compared to $1.1 million for the six months ended June 30, 2003, a decrease of $360,000, or 33%. This expected decrease is the result of no longer marketing legacy client software since May 2000 and no longer offering legacy client software products domestically since September 2001.

Operating Expenses

     Data Center Costs. Data center costs for the six months ended June 30, 2004 were $2.6 million, as compared to $2.0 million for the six months ended June 30, 2003, an increase of $594,000, or 30%. The increase is due primarily to increased rent and data communication charges at our facilities of $730,000 and, to a lesser extent, increased server costs, partially offset by lower data distribution and exchange fees of $224,000. The decrease in data distribution and exchange fees resulted from increased exchange fees charged to client accounts and receipt of data directly from exchanges (as opposed to a data vendor who is paid monthly fees) beginning during the 2003 fourth quarter, partially offset by incremental costs related to account growth and approximately $208,000 of credits received from our data vendors during the first half of 2003.

     Technology Development. Technology development expenses were $3.0 million for both the six months ended June 30, 2004 and 2003.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses were $313,000 for the six months ended June 30, 2004, as compared to $331,000 for the six months ended June 30, 2003, a decrease of $18,000, or 5%. A decrease in personnel and related costs was partially offset by a reduction of expenses of $112,000 in the 2003 first quarter as a result of a favorable resolution of an event cancellation dispute.

     General and Administrative. General and administrative expenses were $2.7 million for the six months ended June 30, 2004, as compared to $2.2 million for the six months ended June 30, 2003, an increase of $478,000, or 22%. This increase was due primarily to increased professional fees of $361,000 (related to increased legal fees for ongoing litigation and claims and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002) and, to a lesser extent, increased personnel and related costs, insurance and facility expenses. Partially offsetting these increases was a decrease in communication costs.

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

Income Taxes

     During the three and six months ended June 30, 2004, we recorded an income tax benefit, net of expense, of $3.2 million and $3.1 million, respectively, related primarily to the reversal of a significant portion of a valuation allowance on deferred income tax assets. In June 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. In the opinion of management, it is more likely than not that these benefits will now be realized. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The decision to reverse a significant portion of the valuation allowance was triggered primarily by TradeStation Securities receiving final approval by the NSCC and the DTC to begin self-clearing for equities, the rollout of TradeStation 8 (which includes integrated options execution), as well as eight consecutive quarters of operating profit. In the 2004 second quarter, the result of this reversal was a net tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). As of June 30, 2004, we had net deferred income tax assets of $6.4 million, which include a valuation allowance of $926,500, pertaining to net operating loss carryforwards from a 1999 acquisition. We did not reverse the remaining valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. Beginning in the 2004 third quarter, we anticipate recording income tax expense at an estimated annual effective tax rate of approximately 37.5%.

     As of June 30, 2004, we had available, for federal tax purposes, total net operating loss carryforwards of approximately $13 million, which expire between 2018 and 2023, including $3.6 million of net operating loss carryforwards that relate to a 1999 acquisition.

     During the three and six months ended June 30, 2003, we recorded an income tax benefit, net of expense, of $714,000 and $801,000, respectively, comprised primarily of refunds related to prior year federal income tax returns and a state income tax refund received during the 2003 first quarter for the overpayment of a prior year’s income tax, partially offset by an increase to the valuation allowance established for the estimated amount due under the 2003 alternative minimum tax calculation. Other than the increase to the valuation allowance for the estimated amount due under the 2003 alternative minimum tax calculation, the income tax expense associated with net operating income generated during the six months ended June 30, 2003 was totally offset by a reduction to the previously established valuation allowance associated with deferred income tax assets, primarily net operating loss carryforwards.

Liquidity and Capital Resources

     As of June 30, 2004, we had cash and cash equivalents of approximately $37.2 million, of which $2.7 million was restricted. Restricted cash supports a facility lease and certain customer agreements. See Note 9 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

     A summary of our capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) as of June 30, 2004 is as follows:

	Payments Due By Period
			2005	2008	2010 and
Contractual Obligations	Total	2004	to 2007	to 2009	Thereafter
Capital lease obligations	$23,929	$16,409	$7,520	$—	$—
Operating lease obligations	17,286,964	1,353,676	6,809,320	3,811,515	5,312,453
Purchase obligations	3,331,035	826,510	2,504,525	—	—

Total	$20,641,928	$2,196,595	$9,321,365	$3,811,515	$5,312,453

     In addition to the purchase obligations set forth in the table above, we anticipate, in connection with the expected growth of our brokerage business, capital expenditures of approximately $1.9 million through the remainder of 2004, primarily for the purchase of computer hardware and software. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months. In July 2004, in connection with our plan for TradeStation Securities to begin self-clearing equities trades later in 2004, we made an interest bearing security deposit with the NSCC in the amount of $10.0 million. Additionally, once TradeStation Securities begins to self-clear equities trades, the net capital calculation will change to the “alternative method,” which means the net capital calculation will be the greater of $250,000 or 2.0% of aggregate customer debit items. Based upon our customers’ debit items as of June 30, 2004, TradeStation Securities would have a net capital requirement of approximately $1.2 million to $1.3 million, as compared to the current requirement of $581,000 as of June 30, 2004.

     Net cash provided by operating activities of $4.4 million during the six months ended June 30, 2004 consisted primarily of net income, as adjusted for non cash items, including the reversal of the valuation allowance associated with deferred income tax assets, partially offset by increases in other assets and receivables from clearing firms and a decrease in accrued expenses. Net cash provided by operating activities of $5.4 million during the six months ended June 30, 2003 was due primarily to net income and a reduction in receivables from clearing firms, partially offset by the recording of an income tax receivable and reductions in accrued expenses.

     Investing activities provided cash of $1.1 million during the six months ended June 30, 2004 mainly due to $2.0 million of proceeds from the maturity of marketable securities, partially offset by capital expenditures of $786,000 (mostly computer hardware and software for our data server farms and to support the growth of our business) and a small increase in restricted cash. Investing activities provided cash of $72,000 during the six months ended June 30, 2003, consisting primarily of a decrease in restricted cash, and, to a lesser extent, proceeds from the sale of investments, partially offset by capital expenditures.

     Financing activities provided cash of $555,000 during the six months ended June 30, 2004, and $1.8 million during the six months ended June 30, 2003. Proceeds from issuance of common stock from exercises of stock options from our incentive stock plans and employee stock purchase plan provided cash of $725,000 and $2.6 million during the six months ended June 30, 2004 and 2003, respectively. Repayments of capital lease obligations were $170,000 and $847,000 during the six months ended June 30, 2004 and 2003, respectively.

     During the six months ended June 30, 2004, we issued 1,851 shares of common stock associated with the exercise of warrants in exchange for the delivery and cancellation of 4,108 warrants. As of June 30, 2004, all warrants had either been exercised or expired.

Off-Balance-Sheet Arrangements

     TradeStation Securities’ customers’ trading activities are transacted mostly on a margin basis. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities’ clearing firms that is collateralized by cash and securities in the customers’ accounts. In connection with these activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose TradeStation Securities to significant off-balance-sheet risk in the event margin requirements (i.e., customer collateral) are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. See Note 9 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Unsecured Account Receivable.

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

     This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate(s),” “anticipated,” “anticipation,” “assume(s),” “assumption(s),” “become(s),” “belief(s),” “believe(s),” “believed,” “could,” “designed,” “estimate,” “estimates,” “estimated,” “expect(s),” “expected,” “expectation(s),” “going forward,” “future,” “hopeful,” “hope(s),” “intend(s),” “intended,” “look forward,” “may,” “opportunity,” “opportunities,” “outlook(s),” “pending,” “plan(s),” “planned,” “potential,” “scheduled,” “shall,” “should,” “think(s),” “to be,” “upcoming,” “well-positioned,” “will,” “would,” and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties, including the risks and uncertainties described below and elsewhere in this report. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as those described in other sections of this report, our other public filings and our press releases.

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

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	the effect of the 2004 second quarter reversal of a significant portion of an income tax valuation allowance relating to net deferred income tax assets, which generated an income tax benefit of $3.2 million in that quarter;

•	the effect, on the company’s net income and earnings per share, of income tax expense at an estimated annual effective rate of approximately 37.5% estimated to be applied beginning in the 2004 third quarter (which is significantly higher than the effective income tax rate over the last eight fiscal quarters);

•	the timing, success and other effects of our anticipated self-clearing operations, or delays in completing final quality assurance testing of our self-clearing system, or in seamlessly converting the clearing of active trader stock trades from Bear Stearns to self-clearing operations;

•	the collectibility (and, if collectible, the date(s) received) of an unsecured account receivable having an outstanding balance of $276,000 as of June 30, 2004 related to an unsecured debit in an equities brokerage account which occurred in late April 2004;

•	the effect of changes to our commission pricing or other fee structures (since the 2002 second quarter we have continuously reduced commission pricing), and of additional price reductions that may be implemented in the future (our most recent reduction to our commission pricing for equities and futures trades became effective November 1, 2003);

•	market or competitive pressure to continue to lower commissions and fees charged to customers;

•	the timing, success, volatility and other characteristics or effects that develop concerning our new forex and online options trade execution services;

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chance of success in the institutional trader market;

•	general economic and market factors that affect active trading, including trade volume, market volatility, market direction, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	pending or potential third-party claims that turn out to be significantly more (or less) costly, in terms of both judgment or settlement amounts and legal expenses, than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), a patent infringement case against the company and other online brokerage firms and other potential patent infringement claims, and pending NASD arbitrations concerning brokerage customer claims seeking, in the aggregate, tens of millions of dollars of actual and punitive damages;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effect of our recent decision to increase materially advertising and marketing expenditures to try to help accelerate growth of revenues and market share, and the timing of those marketing campaigns;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations, our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of recent enhancements to the TradeStation electronic trading platform, including the possibility of less-than-anticipated appeal to customers and unexpected technical issues or difficulties;

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, or exchange or clearing membership issues; and

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third party claims).

     Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

     Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. There has been, since mid-year 2000, and, despite improved conditions in 2003 and 2004 there may again be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading decreases due to low trading volumes, lack of volatility or significant downward movement in the securities or financial markets, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Unfavorable market conditions have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

     We May Not Benefit As Much As We Think We Will From Self-Clearing Equity Trades For Active Trader Accounts

     We have planned for some time to begin self-clearing equities trades for our active trader accounts. Those self-clearing operations should begin in September 2004. Currently, all of our clients’ equities trades are cleared through Bear Stearns, our clearing agent. When we commence self-clearing, we do so with no prior experience, and the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Also, such anticipated savings may be more than offset by account losses or reduced trading activity if any self-clearing mistakes or failures occur which undermine our clients’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations will rely on the Phase III self-clearing software licensed to us by Sungard Financial Systems, and our business would likely suffer substantial harm if that software fails or otherwise causes unintended results.

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

     Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

     The online electronic trading platform we provide to our clients is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading clients receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (“ECNs”) and electronic systems offered by the exchanges, the clearing and back-office systems of the clearing firms we use, and the forex deal order placement, settlement and back-office systems of or licensed by the forex dealer firm which is responsible for all of our client’s forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement and execution of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, clearing firm, exchange and ECN outages or issues which are beyond our control. Also, a hardware or software failure, software design limitations or errors that exist in our and others’ technologies, power or telecommunications interruption or natural disaster could cause a systems failure or other potentially damaging results.

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

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain New York Stock Exchange (“NYSE”), American Stock Exchange (“AMEX”), Nasdaq, Options Price Reporting Authority (“OPRA”), Chicago Mercantile Exchange (“CME”), Chicago Board of Trade (“CBOT”) and OneChicago real-time market data directly from those exchanges, but obtain other market data (such as forex data and data of smaller futures exchanges) and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage clients are obtained from established brokerage clearing firms. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for transactional clearing fees and charges, and the contract with the forex dealer provides for sharing a fixed amount of the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing firm in response to a substantial increase in our clearing costs imposed by our former futures clearing firm. We have also decided, due principally to clearing cost considerations, to begin self-clearing active trader equities accounts (this is scheduled to commence in September 2004). Changes (or, in some cases, failure or inability to make changes) in our relationships with one or more of these third parties, or involuntary termination of one or more of those relationships, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

     We May Need Cash In The Foreseeable Future

     While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, including unanticipated costs for self-clearing and/or omnibus clearing operations (such as large cash or security deposits, which are currently $10 million); unanticipated costs relating to our new forex and options execution services; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional clients; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

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

     As of August 2, 2004, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own more than 50% of the outstanding shares of our common stock. Therefore, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will be determined by the Cruzes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents, marketable securities and the interest earned from interest revenue sharing arrangements with our clearing firms. In order to reduce this interest rate risk, we are currently invested in investments with short maturities. As of June 30, 2004, our cash and cash equivalents consist primarily of money market funds and U.S. Treasury Bills. The interest earned on those investments is relatively low based upon current market interest rates. A significant increase in interest rates would have a positive impact on our financial results. Any decrease in those rates would not have a material impact on our financial results.

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

     On February 11, 2003, the plan administrator appointed under the reorganization plan in the Chapter 11 bankruptcy of Bridge Information Systems, Inc. and its affiliates filed an adversary complaint against TradeStation Technologies and the Company in the United States Bankruptcy Court for the Eastern District of Missouri demanding that the Company and TradeStation Technologies return payments made to TradeStation Technologies by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferential transfers under the federal bankruptcy code as a result of being made to TradeStation Technologies during the ninety-day period immediately preceding the Chapter 11 bankruptcy filing. This claim was settled in August 2004 for $30,000, pending approval by the court.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Sales of Unregistered Securities

     During the three months ended June 30, 2004, we issued to two employees options to purchase an aggregate of 15,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $7.27 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the second quarter of 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

(b) Reports on Form 8-K

(i)	On April 15, 2004, we filed a Current Report on Form 8-K for an event that occurred on April 15, 2004, reporting in Item 12 thereof the release of our financial results for the first quarter of 2004 and a Business Outlook for the 2004 second quarter.

(ii)	On July 19, 2004, we filed a Current Report on Form 8-K for an event that occurred on July 19, 2004, reporting in Item 12 thereof the release of our financial results for the second quarter of 2004 and a Business Outlook for the 2004 third quarter.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc. Registrant

August 9, 2004	/s/ David H. Fleischman

Date	David H. Fleischman
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