Form 10-Q
period 2004-09-30
TRADESTATION GROUP INC
filed 2004-11-08
CIK 1111559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of November 1, 2004, there were 41,764,289 shares of the Registrant’s Common Stock outstanding.

Section 302 Certification of Co-CEO
Section 302 Certification of Co-CEO
Section 302 Certification of CFO
Section 906 Certification of Co-CEO's
Section 906 Certification of CFO

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Cash and cash equivalents, including restricted cash of $1,911,426 and $2,150,354 at September 30, 2004 and December 31, 2003, respectively	$28,674,514	$30,485,229
Cash segregated in compliance with federal regulations	352,612,828	532,273
Marketable securities	—	1,997,060
Receivables from brokers, dealers, clearing organizations and clearing agents	23,011,734	526,832
Receivables from brokerage customers, net	46,641,685	—
Property and equipment, net	3,155,459	3,628,773
Deferred income taxes, net	5,644,192	—
Deposits with clearing organizations and clearing agents	9,030,790	—
Other assets	2,218,499	830,385

Total assets	$470,989,701	$38,000,552

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:

Payables to brokers, dealers and clearing organizations	$331,937	$558,780
Payables to brokerage customers	418,806,536	518,699
Accounts payable	2,160,680	2,047,332
Accrued expenses	4,417,937	5,129,715

Total liabilities	425,717,090	8,254,526

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,744,438 and 41,446,436 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	417,444	414,464
Additional paid-in capital	54,924,160	50,540,630
Accumulated deficit	(10,068,993)	(21,209,068)

Total shareholders’ equity	45,272,611	29,746,026

Total liabilities and shareholders’ equity	$470,989,701	$38,000,552

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Brokerage revenues, net	$14,674,462	$13,797,692	$44,517,470	$37,480,564
Subscription fees	2,108,667	1,776,931	6,052,957	5,182,390
Other	413,329	511,416	1,305,907	1,705,104

Total revenues	17,196,458	16,086,039	51,876,334	44,368,058

OPERATING EXPENSES:
Clearing and execution costs	5,527,725	4,825,451	16,762,562	13,129,683
Data center costs	1,288,722	1,365,344	4,460,869	3,724,425
Technology development	1,833,934	1,773,915	5,592,309	5,491,769
Sales and marketing	2,905,573	2,425,380	8,224,629	7,716,847
General and administrative	2,810,780	2,269,186	7,952,035	6,552,798

Total operating expenses	14,366,734	12,659,276	42,992,404	36,615,522

Income from operations	2,829,724	3,426,763	8,883,930	7,752,536

OTHER INCOME, net	77,946	113,722	202,834	95,136

Income before income taxes	2,907,670	3,540,485	9,086,764	7,847,672

INCOME TAX PROVISION (BENEFIT)	1,075,269	71,000	(2,053,311)	(729,829)

Net income	$1,832,401	$3,469,485	$11,140,075	$8,577,501

EARNINGS PER SHARE:
Basic	$0.04	$0.08	$0.27	$0.21

Diluted	$0.04	$0.08	$0.25	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,728,054	40,863,350	41,613,718	40,183,181

Diluted	44,119,043	44,746,892	44,320,478	42,977,658

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,140,075	$8,577,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,529,132	1,699,558
Deferred income taxes	(2,202,678)	—
Loss on sale of investments	—	54,823
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(352,080,555)	(161,417)
Receivables from brokers, dealers, clearing organizations and clearing agents	(22,484,902)	(118,257)
Receivables from brokerage customers	(46,641,685)	—
Deposits with clearing organizations and clearing agents	(9,030,790)	—
Income tax receivable	—	(873,949)
Other assets	(1,285,896)	(567)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(226,843)	174,212
Payables to brokerage customers	418,287,837	46,786
Accounts payable	113,348	555,651
Accrued expenses	(529,629)	(640,253)

Net cash (used in) provided by operating activities	(3,412,586)	9,314,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,009,172)	(1,049,367)
Decrease in restricted cash	238,928	849,880
Proceeds from sale/maturity of marketable securities	1,997,060	46,577
Acquisition of intangible assets	—	(15,000)

Net cash provided by (used in) investing activities	1,226,816	(167,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	796,132	4,802,086
Repayment of capital lease obligations	(182,149)	(1,030,464)

Net cash provided by financing activities	613,983	3,771,622

NET (DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(1,571,787)	12,917,800
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	28,334,875	12,982,856

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$26,763,088	$25,900,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,850	$65,901

Cash paid for income taxes, net	$23,960	$142,217

NONCASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	$3,590,378	$—

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to
the three and nine months ended September 30, 2004 and 2003 are unaudited)

     TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries.

     TradeStation Securities, a securities broker-dealer and futures commission merchant, offers TradeStation to institutional, professional and serious, active individual traders. TradeStation is an electronic trading platform that enables customers to design, test and monitor their own custom trading strategies and then automate them with direct-access order execution. The trading platform currently offers streaming real-time equities, options, futures and forex market data, manual or automated direct-access execution of equities, options and futures trades, and manual execution of forex trades through a third-party platform. Prior to September 2004, all equities trades were cleared through Bear, Stearns Securities Corp. Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. TradeStation Securities continues to clear DVP/RVP and other institutional account equities trades through Bear, Stearns Securities Corp. Futures trades are cleared through R.J. O’Brien & Associates and forex trades are cleared through R.J. O’Brien Foreign Exchange (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates and R.J. O’Brien Foreign Exchange are collectively referred to as “clearing agents” or “clearing agent firms”).

     TradeStation Securities is a member and subject to the rules and requirements of the National Association of Securities Dealers (“NASD”), Securities Investor Protection Corporation, National Futures Association, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), American Stock Exchange, Archipelago Exchange, Boston Options Exchange, Chicago Board Options Exchange, Eurex US, International Stock Exchange, Pacific Exchange and Philadelphia Stock Exchange, and has pending membership applications with the New York Stock Exchange and the Options Clearing Corporation. TradeStation Securities’ business is also subject to rules and requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission and state regulatory authorities. The DTCC, Options Clearing Corporation and any equities or futures exchange that performs a similar role for its futures commission merchant or broker-dealer members are referred to in this report as “clearing organizations.”

     TradeStation Technologies develops and offers strategy trading software tools and subscription services, and owns and operates the TradeStationWorld.com strategy trading and development community.

     The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of September 30, 2004, consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and consolidated results of cash flows for the nine months ended September 30, 2004 and 2003 have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. Certain prior period amounts have been reclassified to conform to the current period presentation.

(1) COMMENCEMENT OF SELF-CLEARING OPERATIONS

     In September 2004, TradeStation Securities commenced self-clearing of equities trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling stock transactions with the DTCC (and, for options, with Options Clearing Corporation if, as and when membership is obtained); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

     TradeStation Securities makes margin loans to customers which are collateralized by customer securities. “Margin” requirements determine the amount of equity required to be held in an account for a purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of NASD, DTCC rules and requirements, limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. By permitting customers to purchase and maintain securities positions on margin, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan to an amount that renders the margin loan unsecured or, depending on the type of securities position, creates even larger unsecured indebtedness to TradeStation Securities. Under applicable securities laws and regulations, once a margin account has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain margin in the account equal to at least 25% of the value of the securities in the account. However, its current internal requirement is that the customer’s margin not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s margin to 35% of the value of the securities in the account. These requirements can be, and often are, raised as TradeStation Securities deems necessary for certain accounts, groups of accounts, securities or groups of securities. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities.

     In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by applicable rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. For further discussion, see Note 11– NET CAPITAL REQUIREMENTS. In addition to increased net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to clearing organization, omnibus clearing agent and other cash deposit requirements which are and may continue to be large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ trading activity. If TradeStation Securities’ membership application with the Options Clearing Corporation is approved, and TradeStation Securities then moves from omnibus to full self-clearing of standardized equity option trades, significant additional cash deposits may be required.

     As a result of the commencement of self-clearing operations, TradeStation Group has several new significant accounting policies and has added several new captions to its Consolidated Balance Sheet. Following is an update to the significant accounting policies, as previously described in Note 1 of Notes to Consolidated Financial Statements – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Company’s December 31, 2003 Annual Report on Form 10-K:

     Securities and Futures Transactions

     Customer securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after the trade date. Revenues and expenses related to securities transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin loans or similar transactions, are not reflected in the Company’s consolidated financial statements.

     Customer futures transactions and related revenues and expenses are recorded on a trade date basis. Futures positions owned by customers are not reflected in the Company’s consolidated financial statements.

     Cash Segregated In Compliance With Federal Regulations

     Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $352.6 million and $532,000 as of September 30, 2004 and December 31, 2003, respectively, have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

     Securities Borrowed and Loaned

     Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender. Securities borrowed transactions require TradeStation Securities to provide the counterparty with collateral in the form of cash. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. As of September 30, 2004, securities borrowed are carried at market value and are included in Receivables from brokers, dealers, clearing organizations and clearing agents. TradeStation Securities does not lend securities to other broker-dealers.

     Receivables from Brokerage Customers, Net

     TradeStation Securities performs periodic credit evaluations and provides allowances for potential credit losses based upon their assessment of unsecured receivables and other factors. Allowances for potential credit losses were $350,000 and $0 at September 30, 2004 and December 31, 2003, respectively. See Note 6 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

     Exchange Memberships

     Exchange memberships, included in Other Assets, are recorded at cost and evaluated for impairment as circumstances may warrant. No impairment has occurred.

     Deposits With Clearing Organizations and Clearing Agents

     As a self-clearing broker-dealer TradeStation Securities is subject to clearing organization, omnibus clearing agent and other cash deposit requirements which are and may continue to be large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ trading activity. As of September 30, 2004, TradeStation Securities had interest-bearing security deposits totaling $9.0 million with clearing organizations and clearing agents for the self-clearing of stock trades and the omnibus clearing of standardized equity option trades. Deposits are recorded at market value.

     Related-Party Loans

     Certain directors and executive officers of the Company maintain margin accounts with TradeStation Securities. There were no margin loans to directors or executive officers outstanding as of September 30, 2004. Any margin loans in these accounts are made in the ordinary course of TradeStation Securities’ business on terms no more favorable than those available for comparable transactions in other brokerage accounts.

(2) EARNINGS PER SHARE

     Weighted average shares outstanding for the three and nine months ended September 30, 2004 and 2003 are calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding (basic)	41,728,054	40,863,350	41,613,718	40,183,181
Impact of dilutive stock options and warrants after applying the treasury stock method	2,390,989	3,883,542	2,706,760	2,794,477

Weighted average shares outstanding (diluted)	44,119,043	44,746,892	44,320,478	42,977,658

     Stock options outstanding for the three and nine months ended September 30, 2004 and 2003, which are not included in the calculation of diluted earnings per share because their impact is antidilutive, are presented below. All unexercised warrants expired in June 2004.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Stock options	1,343,089	27,375	792,553	27,375

(3) STOCK-BASED COMPENSATION – PRO FORMA NET INCOME

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of income when such equity instruments are issued. No such compensation expense was recorded for the three and nine months ended September 30, 2004 or 2003.

     As currently permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,832,401	$3,469,485	$11,140,075	$8,577,501

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(261,747)	(376,802)	(886,884)	(1,353,284)

Pro forma net income	$1,570,654	$3,092,683	$10,253,191	$7,224,217

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Earnings per share:
Basic, as reported	$0.04	$0.08	$0.27	$0.21

Diluted, as reported	$0.04	$0.08	$0.25	$0.20

Basic, pro forma	$0.04	$0.08	$0.25	$0.18

Diluted, pro forma	$0.04	$0.07	$0.23	$0.17

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Risk free interest rate	3%	2%	3%	2%
Dividend yield	—	—	—	—
Volatility factor	63%	68%	63%	68%
Weighted average life (years)	4	4	4	4

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

     A reconciliation of net income to comprehensive income is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$1,832,401	$3,469,485	$11,140,075	$8,577,501
Unrealized holding losses on available-for-sale securities arising during period, net of tax	—	—	—	(19,423)
Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax	—	—	—	54,823

Comprehensive income	$1,832,401	$3,469,485	$11,140,075	$8,612,901

(5) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

     Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Securities borrowed from broker-dealers	$14,194,460	$—
Receivables from clearing organizations for open transactions	7,934,266	—
Securities failed to deliver to broker-dealers	391,962	—
Fees and commissions receivable from clearing agents	491,046	526,832

	$23,011,734	$526,832

     TradeStation Securities services many of its institutional equities accounts through Bear, Stearns Securities Corp. and its futures and forex customer accounts through R.J. O’Brien & Associates and R.J. O’Brien Foreign Exchange, respectively, on a fully-disclosed basis. These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

     Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ brokerage customers of $46.6 million (net of a $350,000 allowance for potential credit losses) at September 30, 2004. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At September 30, 2004, TradeStation Securities was charging margin interest at a rate of 5.875% per annum on debit balances in brokerage customer accounts. There were no receivables from brokerage customers at December 31, 2003.

     TradeStation Securities became obligated to satisfy credit extended by one of its clearing agent firms to one of its customers in a margin transaction when the customer’s collateral was not sufficient to fully cover losses that the customer incurred following a sudden, adverse price movement in a stock in which the brokerage client held a concentrated short position. The customer has made partial payments on the amount owed and the remaining balance was $260,000 as of September 30, 2004. In September 2004, after TradeStation Securities began its equities self-clearing operations, a sudden, adverse price movement in a stock for which a brokerage client account held a concentrated short position resulted in an unsecured net debit in that account of approximately $207,000. TradeStation Securities has filed an NASD arbitration demand to try to collect this unsecured debit, but no assurance can be given that any of these unsecured debits will be collected. See Note 14 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

(7) OTHER ASSETS

     Other assets consist of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Prepaid insurance	$589,622	$22,379
Other receivables	501,302	402,517
Exchange memberships	455,000	40,000
Other prepaid expenses	600,510	243,365
Other	72,065	122,124

	$2,218,499	$830,385

(8) PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

     As of September 30, 2004, amounts payable to brokers, dealers and clearing organizations consist primarily of amounts payable for securities failed to receive and amounts payable to clearing organizations for open transactions and unsettled trades. As of December 31, 2003, amounts payable represented introducing broker-dealer deposits with TradeStation Securities and accrued customer commissions.

(9) PAYABLES TO BROKERAGE CUSTOMERS

     As of September 30, 2004, payables to brokerage customers consist primarily of cash balances in brokerage customer accounts. These funds are the principal source of funding for margin lending. At September 30, 2004, TradeStation Securities was paying interest at a rate of 0.75% per annum on cash balances in brokerage customer accounts. As of December 31, 2003, payables to brokerage customers were comprised of customer credits and deposits.

(10) ACCRUED EXPENSES

     Accrued expenses consist of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Payroll and related accruals	$969,612	$953,844
Deferred rent and related concessions	896,167	861,789
Data and exchange fees	721,852	753,638
Professional fees	424,355	465,132
Estimated loss on sublease of facilities	353,717	512,888
Uninsured loss reserves	25,000	525,000
Other	1,027,234	1,057,424

	$4,417,937	$5,129,715

     “Other” includes accrued returns, obligations under capital leases, and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(11) NET CAPITAL REQUIREMENTS

     TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At September 30, 2004, TradeStation Securities had net capital of $11.4 million (15.3% of aggregate debit items), which was $9.9 million in excess of its required net capital of $1.5 million.

     Prior to the commencement of self-clearing operations, TradeStation Securities was required to maintain net capital, as defined, equal to the greater of (i) $250,000 and (ii) 1/15th of aggregate indebtedness. Also, the ratio of aggregate indebtedness to net capital could not exceed 15 to 1. As of December 31, 2003, TradeStation Securities had net capital of $11.3 million, which was $10.9 million in excess of its required net capital of $415,000, and a ratio of aggregate indebtedness to net capital of 0.55 to 1.

(12) SEGMENT AND RELATED INFORMATION

     For the three and nine months ended September 30, 2004 and 2003, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Brokerage services	$14,728,443	$13,854,834	$44,731,908	$37,640,019
Software products and services	6,997,765	6,275,705	19,506,426	17,607,914
Eliminations	(4,529,750)	(4,044,500)	(12,362,000)	(10,879,875)

	$17,196,458	$16,086,039	$51,876,334	$44,368,058

Income from operations:
Brokerage services	$(285,725)	$1,028,315	1,839,021	1,650,637
Software products and services	3,115,449	2,398,448	7,044,909	6,101,899

	$2,829,724	$3,426,763	$8,883,930	$7,752,536

	As of	As of
	September 30,	December 31,
	2004	2003
Identifiable assets:
Brokerage services	$443,193,075	$19,551,368
Software products and services	27,796,626	18,449,184

	$470,989,701	$38,000,552

     Effective April 2004, TradeStation Securities and TradeStation Technologies amended their intercompany license and support agreement and entered into an expense-sharing agreement to reflect current business requirements. These changes had no effect on the consolidated results, but did result in an increased allocation of general and administrative expenses to the brokerage services segment, and a corresponding decrease in the software products and services segment, of approximately $154,000 and $277,000 for the three and nine months ended September 30, 2004, respectively.

(13) INCOME TAXES

     During the nine months ended September 30, 2004, the Company recorded a net income tax benefit of $2.1 million, related primarily to the reversal of a significant portion of a valuation allowance on the Company’s deferred income tax assets (see below). During the nine months ended September 30, 2003, the Company recorded a net income tax benefit of $730,000, comprised primarily of refunds related to prior years’ federal income tax returns.

     In June 2004, the Company reversed a significant portion of the valuation allowance that was provided on its deferred income tax assets. In the opinion of management, it is more likely than not that these benefits will now be realized. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The decision to reverse a significant portion of the valuation allowance was triggered primarily by TradeStation Securities receiving final approval of the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations. In the 2004 second quarter, the result of this reversal was a net income tax benefit of $3.2 million recorded in the Consolidated Statement of Income and a $3.3 million credit to additional paid-in capital (relating to the income tax benefit of stock option exercises). As of September 30, 2004, the Company had net deferred income tax assets of $5.6 million, which includes a valuation allowance of $927,000 relating to net operating loss carryforwards from a 1999 acquisition. The Company did not reverse the remaining valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion of the valuation allowance which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. Beginning in the 2004 third quarter, the Company began recording income tax expense at an estimated annual effective tax rate of approximately 37.0%.

     As of September 30, 2004, the Company had available, for federal tax purposes, total net operating loss carryforwards of approximately $11.2 million, which expire between 2018 and 2023, including $3.6 million of net operating loss carryforwards that relate to a 1999 acquisition.

(14) COMMITMENTS AND CONTINGENCIES

     Restricted Cash

     As of September 30, 2004, the Company had $1.9 million of restricted cash supporting a lease agreement.

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

     On February 11, 2003, the plan administrator appointed under the reorganization plan in the Chapter 11 bankruptcy of Bridge Information Systems, Inc. and its affiliates filed an adversary complaint against TradeStation Technologies and the Company in the United States Bankruptcy Court for the Eastern District of Missouri demanding that the Company and TradeStation Technologies return payments made to TradeStation Technologies by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferential transfers under the federal bankruptcy code as a result of being made to TradeStation Technologies during the ninety-day period immediately preceding the Chapter 11 bankruptcy filing. This claim was settled in August 2004 for $30,000.

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

     The Company decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon the Company’s assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company’s business.

     Contractual Obligations

     A summary of capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) as of September 30, 2004 is as follows:

	Payments Due By Period
			2005	2008	2010 and
Contractual Obligations	Total	2004	to 2007	to 2009	Thereafter
Capital lease obligations	$11,854	$4,335	$7,519	$—	$—
Operating lease obligations	16,573,039	678,468	6,794,170	3,801,415	5,298,986
Purchase obligations	3,471,435	507,179	2,964,256	—	—

Total	$20,056,328	$1,189,982	$9,765,945	$3,801,415	$5,298,986

General Contingencies and Guarantees

     In the ordinary course of business, there are various contingencies which are not reflected in the consolidated financial statements. These include customer activities involving the execution, settlement and financing of various customer securities and futures transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

     In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities or its clearing agents that is collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ internal policies. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that is collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

     TradeStation Securities seeks to control the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary.

     TradeStation Securities borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. TradeStation Securities deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, TradeStation Securities may be exposed to the risk of selling the securities at prevailing market prices. TradeStation Securities seeks to control this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by requiring additional collateral as needed.

     The customers’ financing and securities settlement activities require TradeStation Securities and its clearing agents to pledge customer securities as collateral in support of various secured financing sources which may include bank loans. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of needing to acquire the securities at prevailing market prices in order to satisfy its customers’ obligations. TradeStation Securities seeks to control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, TradeStation Securities establishes credit limits for such activities and monitors compliance on a daily basis.

     TradeStation Securities provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the possibility of the company being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

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

Overview and Recent Developments

     TradeStation Securities, a leading direct-access brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and a member of the National Association of Securities Dealers (“NASD”), Securities Investor Protection Corporation (“SIPC”), National Futures Association (“NFA”), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), American Stock Exchange (“AMEX”), Archipelago Exchange (“ArcaEx” or “ARCX”), Boston Options Exchange (“BOX”), Chicago Board Options Exchange (“CBOE”), Eurex US, International Securities Exchange (“ISE”), Pacific Stock Exchange (“PCX”), and Philadelphia Stock Exchange (“PHLX”), and has pending membership applications with the New York Stock Exchange (“NYSE”) and the Options Clearing Corporation (“OCC”). TradeStation Securities’ business is also subject to rules and requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission and state regulatory authorities.

     In September 2004, TradeStation Securities commenced self-clearing of equities trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling security transactions with the DTCC; settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

     As of September 30, 2004, TradeStation Securities had approximately 16,500 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to 11,276 accounts as of September 30, 2003. During the 2004 third quarter, TradeStation Securities’ brokerage customer account base had 31,035 daily average revenue trades (often called “DARTs”), as compared to 25,184 during the 2003 third quarter.

     We also provide via our technologies subsidiary, TradeStation Technologies, subscription services. The subscription version of TradeStation offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s custom strategies, but does not include order execution. Subscribers are charged a monthly subscription fee.

Results of Operations

     For the three and nine months ended September 30, 2004 and 2003, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. All intercompany transactions are eliminated in consolidation.

     In the 2004 second quarter, TradeStation Securities and TradeStation Technologies amended their intercompany license and support agreement and entered into a new expense-sharing agreement to reflect current business requirements. These changes had no effect on the consolidated results, but did result in an increased allocation of general and administrative expenses to the brokerage services segment, and a corresponding decrease in the software products and services segment, of approximately $154,000 and $277,000 for the three and nine months ended September 30, 2004, respectively.

     The following table presents, for the periods indicated, certain items in our consolidated statements of income broken down by segment:

	Three Months Ended September 30, 2004				Three Months Ended September 30, 2003
		Software				Software
		Products				Products
	Brokerage	And	Elimin-		Brokerage	And	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total
		(In thousands)				(In thousands)
Revenues:
Brokerage revenues, net	$14,674	$—	$—	$14,674	$13,798	$—	$—	$13,798
Subscription fees	—	6,639	(4,530)	2,109	—	5,822	(4,045)	1,777
Other	54	359	—	413	57	454	—	511

Total revenues	14,728	6,998	(4,530)	17,196	13,855	6,276	(4,045)	16,086

Operating expenses:
Clearing and execution costs	5,528	—	—	5,528	4,825	—	—	4,825
Data center costs	4,607	1,212	(4,530)	1,289	4,314	1,096	(4,045)	1,365
Technology development	384	1,450	—	1,834	361	1,413	—	1,774
Sales and marketing	2,863	42	—	2,905	2,307	118	—	2,425
General and administrative	1,632	1,178	—	2,810	1,020	1,250	—	2,270

Total operating expenses	15,014	3,882	(4,530)	14,366	12,827	3,877	(4,045)	12,659

Income from operations	$(286)	$3,116	$—	$2,830	$1,028	$2,399	$—	$3,427

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
		Software				Software
		Products				Products
	Brokerage	And	Elimin-		Brokerage	And	Elimin-
	Services	Services	ations	Total	Services	Services	ations	Total
		(In thousands)				(In thousands)
Revenues:
Brokerage revenues, net	$44,517	$—	$—	$44,517	$37,481	$—	$—	$37,481
Subscription fees	—	18,415	(12,362)	6,053	—	16,062	(10,880)	5,182
Other	215	1,091	—	1,306	159	1,546	—	1,705

Total revenues	44,732	19,506	(12,362)	51,876	37,640	17,608	(10,880)	44,368

Operating expenses:
Clearing and execution costs	16,762	—	—	16,762	13,130	—	—	13,130
Data center costs	13,036	3,787	(12,362)	4,461	11,527	3,077	(10,880)	3,724
Technology development	1,153	4,439	—	5,592	1,053	4,439	—	5,492
Sales and marketing	7,870	355	—	8,225	7,266	451	—	7,717
General and administrative	4,072	3,880	—	7,952	3,013	3,539	—	6,552

Total operating expenses	42,893	12,461	(12,362)	42,992	35,989	11,506	(10,880)	36,615

Income from operations	$1,839	$7,045	$—	$8,884	$1,651	$6,102	$—	$7,753

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2003 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, and have been updated in this report as a result of the commencement of self-clearing operations in September 2004. See Note 1 of Notes to Consolidated Financial Statements – COMMENCEMENT OF SELF CLEARING OPERATIONS. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Brokerage Revenues, Net. Brokerage revenues are the key component of our results of operations and are comprised of brokerage commissions and fees earned from our customers’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and net interest revenue earned from client related investments (net of interest paid on customer cash balances) and interest revenue sharing arrangements with the brokerage’s clearing agents. Brokerage commissions and fees and their related clearing costs are recorded on a trade date basis as transactions occur, while such transactions are reported to the customer on a settlement date basis. Platform fees are recorded on a monthly basis as service is provided, and net interest is recorded monthly as interest is earned and interest expense is accrued.

     Income Taxes. As of September 30, 2004, we had net deferred income tax assets of $5.6 million including a valuation allowance of $927,000. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. In June 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. In the opinion of management, it is more likely than not that these benefits will now be realized. This decision was triggered primarily by TradeStation Securities receiving final approval by the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations. In the 2004 second quarter, the result of this reversal was a net income tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the income tax benefit of stock option exercises). The remaining valuation allowance of $927,000 relates to net operating loss carryforwards from a 1999 acquisition. We did not reverse the remaining valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion of the valuation allowance which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. See “Income Taxes” below.

     Allowance for Potential Credit Losses. For potential credit losses, TradeStation Securities performs periodic credit evaluations and provides allowances based upon our assessment of unsecured receivables and other factors. See Note 1 of Notes to Consolidated Financial Statements – COMMENCEMENT OF SELF CLEARING OPERATIONS, Note 6 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 14 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

     Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates.

Three Months Ended September 30, 2004 and 2003

Overall

     Total revenues were $17.2 million for the three months ended September 30, 2004, as compared to $16.1 million for the three months ended September 30, 2003, an increase of $1.1 million, or 7%, due to increases in net brokerage revenues of $876,000 and subscription fees of $332,000, partially offset by a decrease in other revenues of $98,000.

     Income from operations was $2.8 million for the three months ended September 30, 2004, as compared to $3.4 million for the three months ended September 30, 2003, a decrease of $597,000, or 17%. This decrease was due primarily to increases in general and administrative expenses of $540,000 and sales and marketing expenses of $480,000, partially offset by increased subscription fees and higher brokerage revenues, net of related clearing and execution costs.

     Other income, net consists primarily of interest income earned on our cash and cash equivalents offset by interest expense related to capital lease obligations and bank fees, as well as gains or losses on the sale of assets. Other income, net was $78,000 for the three months ended September 30, 2004, as compared to $114,000 for the three months ended September 30, 2003. The decrease of $36,000 was due primarily to a decrease in interest income of $60,000 partially offset by lower interest expense as a result of fewer capital lease obligations. Decrease in interest income as compared to the 2003 third quarter was due primarily to the prior year quarter including interest income earned on the income tax receivable collected in October 2003.

     Provision for income taxes of $1.1 million was recorded during the three months ended September 30, 2004 as a result of recording income tax expense at an estimated annual effective tax rate of approximately 37.0% beginning in the 2004 third quarter. This compared to an income tax provision of $71,000 during the three months ended September 30, 2003 associated primarily with an increase to the valuation allowance established for the estimated amount due under the 2003 alternative minimum tax calculation. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Brokerage Revenues, Net. Brokerage revenues, net are comprised of brokerage commissions and fees earned from our customers’ brokerage transactions and, to a lesser extent, platform fees earned from brokerage customers using the TradeStation electronic trading platform and net interest revenue earned from client related investments (net of interest paid on customer cash balances) and interest revenue sharing arrangements with the brokerage’s clearing agents. For the three months ended September 30, 2004, brokerage revenues were $14.7 million (which included brokerage commissions of $10.3 million), net of $107,000 of interest expense paid on customer credit balances, as compared to brokerage revenues of $13.8 million (which included brokerage commissions of $11.0 million) for the three months ended September 30, 2003. Increased brokerage revenues of $876,000, or 6%, was due primarily to increased platform fees and net interest related to brokerage customer account growth, partially offset by decreased brokerage commissions related to a decrease in our commission pricing. Effective November 1, 2003, we reduced our commission pricing for futures and our commission pricing per share for equities trades. Continued price pressure on online brokerage commissions and fees, as well as our ability to maintain or improve revenue growth, are challenges we may continue to face.

     Other Revenues. Other revenues are comprised primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform. Other revenues were $54,000 for the three months ended September 30, 2004, as compared to $57,000 in the comparable period of the prior year, a decrease of $3,000, or 5%.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs are the costs associated with executing and clearing customer trades, including commissions paid to third-party broker-dealers. Beginning in 2004, clearing and execution costs include new expenses related to our self-clearing operations, primarily personnel and related expenses and consulting expenses, for which we received no offsetting cost-savings prior to the September 2004 commencement of self-clearing operations. Clearing and execution costs were $5.5 million for the three months ended September 30, 2004, as compared to $4.8 million for the three months ended September 30, 2003, an increase of $703,000, or 15%. This increase was due primarily to $464,000 of incremental and start-up costs that were not offset by any self-clearing benefits and, to a lesser extent, increased clearing costs related to increased trading activity.

     Clearing and execution costs, as a percentage of brokerage revenues, were 38% for the three months ended September 30, 2004, as compared to 35% for the three months ended September 30, 2003. This increase was due primarily to the incremental and start-up costs related to self-clearing operations (which impacted only 2004). While no assurances can be given, we expect to see improvement in our operating margin in the 2004 fourth quarter resulting from the commencement of self-clearing of equities trades for our active trader customer base. Clearing and execution costs are expected to decrease if, as and when TradeStation Securities becomes a member of the Options Clearing Corporation and commences full self-clearing of standardized equity option trades through use of that membership (at which time TradeStation Securities will no longer use its omnibus clearing relationship with Broadcort).

     Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, paid on a per user basis to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage customers and, to a lesser extent, data communications costs necessary to connect our server farms directly to electronic market places. See “Technology Development” below. Data center costs were $4.6 million for the three months ended September 30, 2004, as compared to $4.3 million for the three months ended September 30, 2003, an increase of $293,000, or 7%, related primarily to increased intercompany subscription fees paid to the software products and services segment, which resulted mainly from an increase in the number of brokerage accounts during 2004 as compared to 2003. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses - Data Center Costs.”

     Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its customers and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended September 30, 2004 were $384,000, as compared to $361,000 for the three months ended September 30, 2003, an increase of $23,000, or 6%, due mainly to increased personnel costs. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment – Operating Expenses — Technology Development.”

     Sales and Marketing. Sales and marketing expenses consist primarily of: personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web-site maintenance and administration costs. Sales and marketing expenses were $2.9 million for the three months ended September 30, 2004, as compared to $2.3 million for the three months ended September 30, 2003, an increase of $556,000, or 24%, due primarily to an increase in advertising and promotion costs of $416,000 and increased personnel and related costs of $61,000. Sales and marketing expenses are anticipated to continue to increase in the 2004 fourth quarter as we ramp up our advertising and seek to grow our sales force to further accelerate account growth. These additional sales and marketing expenses are not expected to produce results, if any, until later periods.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $1.6 million for the three months ended September 30, 2004, as compared to $1.0 million for the three months ended September 30, 2003, an increase of $612,000, or 60%, due primarily to an increase in professional fees of $381,000, and, to a lesser extent, increases in personnel costs of $62,000, insurance of $60,000, settlements of disputes of $54,000 and other expenses. Professional fees increased during 2004 as compared to 2003 due to increased legal fees related to ongoing litigation and claims, and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Software Products and Services Segment

Revenues

     Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities, on a per user basis, the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Intercompany Subscription Fees have no effect on the consolidated results. Subscription fees were $6.6 million for the three months ended September 30, 2004, as compared to $5.8 million for the three months ended September 30, 2003, an increase of $817,000, or 14%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees were $2.1 million for the three months ended September 30, 2004, as compared to $1.8 million for the three months ended September 30, 2003, an increase of $332,000, or 19%, as a result of price increases to certain groups of subscribers effective September 2003 and May 2004, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products, and licensing fees derived from direct sales of our legacy customer software products. Other revenues were $359,000 for the three months ended September 30, 2004, as compared to $454,000 for the three months ended September 30, 2003, a decrease of $95,000, or 21%. This expected decrease is the result of no longer marketing legacy customer software since May 2000 and no longer offering legacy customer software products domestically since September 2001. Other revenues are expected to continue to decrease in future quarters.

Operating Expenses

     Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our facilities where the data server farms are located, including costs necessary to connect our data server farms directly to electronic market places, rent or depreciation for servers, and data distribution and exchange fees. Data center costs for the three months ended September 30, 2004 were $1.2 million, as compared to $1.1 million for the three months ended September 30, 2003, an increase of $116,000, or 11%. The increase is due primarily to increased data communication charges at our facilities of $436,000, partially offset by lower data distribution and exchange fees of $263,000 and reduced depreciation on servers of $57,000. The decrease in data distribution and exchange fees resulted primarily from receipt of data directly from exchanges (as opposed to a data vendor who is paid monthly fees) beginning during the 2003 fourth quarter, partially offset by incremental costs related to account growth.

     Technology Development. Technology development expenses include: expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; and testing of products and services. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were approximately $1.4 million for the three months ended September 30, 2004 and for the three months ended September 30, 2003.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses consist primarily of personnel costs for customer support centers and, to a lesser extent, facility costs. Sales and marketing expenses were $42,000 for the three months ended September 30, 2004, as compared to $118,000 for the three months ended September 30, 2003, a decrease of $76,000, or 64%, due primarily to the transfer of substantially all of the customer support team from the software products and services segment to the brokerage services segment in April 2004.

     General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel, such as: executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.2 million for the three months ended September 30, 2004, as compared to $1.3 million for the three months ended September 30, 2003, a decrease of $72,000, or 6%. This decrease was due primarily to a favorable outcome of an audit of prior years’ sales tax, which resulted in a $251,000 reduction of expenses, partially offset by increased professional fees of $158,000. Professional fees increased during 2004 as compared to 2003 due to increased legal fees related to ongoing litigation and claims and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Nine Months Ended September 30, 2004 and 2003

Overall

     Total revenues were $51.9 million for the nine months ended September 30, 2004, as compared to $44.4 million for the nine months ended September 30, 2003, an increase of $7.5 million, or 17%, due to increases in net brokerage revenues of $7.0 million and subscription fees of $871,000, partially offset by a decrease in other revenues of $399,000.

     Income from operations was $8.9 million for the nine months ended September 30, 2004, as compared to $7.8 million for the nine months ended September 30, 2003, an improvement of $1.1 million, or 15%. This improvement was due primarily to higher brokerage revenues, net of related clearing and execution costs, and increased subscription fees, partially offset by a decrease in other revenues and increases in each operating expense category.

     Other income, net was $203,000 for the nine months ended September 30, 2004, as compared to $95,000 for the nine months ended September 30, 2003. The increase of $108,000 was due primarily to lower interest expense during 2004 of $58,000 as a result of fewer capital lease obligations, and a $55,000 loss on the sale of investments in corporate stock during 2003, partially offset by a slight decrease in interest income during 2004.

     An income tax benefit of $2.1 million was recorded during the nine months ended September 30, 2004 primarily related to the reversal of a significant portion of the valuation allowance on deferred income tax assets, partially offset by income taxes provided for at an estimated annual effective rate of approximately 37.0%, as compared to an income tax benefit of $730,000 during the nine months ended September 30, 2003 that was associated mainly with income tax refunds. See “Income Taxes” below.

Brokerage Services Segment

Revenues

     Brokerage Revenues, Net. For the nine months ended September 30, 2004, brokerage revenues were $44.5 million (which included brokerage commissions of $32.8 million), net of $107,000 of interest expense paid on customer credit balances, as compared to brokerage revenues of $37.5 million (which included brokerage commissions of $30.2 million) for the nine months ended September 30, 2003. This $7.0 million increase, or 19%, was due primarily to increased trading activity and platform fees related to brokerage customer account growth, partially offset by a decrease in our commission pricing effective November 1, 2003.

     Other Revenues. Other revenues were $215,000 for the nine months ended September 30, 2004, as compared to $159,000 in the comparable period of the prior year, an increase of $56,000, or 35%. The increase was a result of training workshops being offered in all nine months of 2004, as opposed to not being offered until March during the 2003 nine month period.

Operating Expenses

     Clearing and Execution Costs. Clearing and execution costs were $16.8 million for the nine months ended September 30, 2004, as compared to $13.1 million for the nine months ended September 30, 2003, an increase of $3.7 million, or 28%. This increase was due primarily to increased trading activity related to brokerage customer account growth and, to a lesser extent, $1.4 million of incremental and start-up costs related to our self-clearing operations that were not offset by any self-clearing benefits, partially offset by approximately $400,000 of increased costs for futures clearing in the 2003 second quarter imposed by our former futures clearing agent that were not incurred in 2004 with our current futures clearing agent.

     Clearing and execution costs, as a percentage of brokerage revenues, increased to 38% for the nine months ended September 30, 2004, as compared to 35% for the nine months ended September 30, 2003, due primarily to the incremental and start-up costs related to self-clearing operations (which impacted only 2004) and overall commission price reductions effective November 2003, partially offset by the 2003 second quarter increased futures clearing costs.

     Data Center Costs. Data center costs were $13.0 million for the nine months ended September 30, 2004, as compared to $11.5 million for the nine months ended September 30, 2003, an increase of $1.5 million, or 13%, related primarily to an increase in intercompany subscription fees paid to the software products and services segment resulting from an increase in the number of brokerage accounts during 2004 as compared to 2003 and, to a lesser extent, increased costs to connect our data server farms directly to electronic market places. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses — Data Center Costs.”

     Technology Development. Technology development expenses for the nine months ended September 30, 2004 were $1.2 million, as compared to $1.1 million for the nine months ended September 30, 2003, an increase of $100,000, or 9%, due mainly to increased personnel and related costs.

     Sales and Marketing. Sales and marketing expenses were $7.9 million for the nine months ended September 30, 2004, as compared to $7.3 million for the nine months ended September 30, 2003, an increase of $604,000, or 8%, due primarily to increased advertising and promotional expenses of $540,000.

     General and Administrative. General and administrative expenses were $4.1 million for the nine months ended September 30, 2004, as compared to $3.0 million for the nine months ended September 30, 2003, an increase of $1.1 million, or 35%. This increase is due primarily to increases in professional fees of $922,000, personnel and related costs of $160,000, insurance of $151,000, facility expenses of $88,000 and, to a lesser extent, increases in telecommunications and other expenses. Professional fees increased during 2004 as compared to 2003 due to increased legal fees related to ongoing litigation and claims, and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Higher insurance was primarily the result of increased cost of directors’ and officers’ liability insurance. These increases were partially offset by the 2004 first quarter reversal of an uninsured loss provision and related legal fees of $569,000 for a third-party claim which had remained inactive for over one year, versus the 2003 reversal of uninsured loss provisions and related legal fees of $178,000 due to the favorable settlement of two claims.

Software Products and Services Segment

Revenues

     Subscription Fees. Subscription fees were $18.4 million for the nine months ended September 30, 2004, as compared to $16.1 million for the nine months ended September 30, 2003, an increase of $2.3 million, or 15%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees were $6.1 million for the nine months ended September 30, 2004, as compared to $5.2 million for the nine months ended September 30, 2003, an increase of $871,000, or 17%, as a result of price increases to certain groups of subscribers during September 2003 and May 2004, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

     Other Revenues. Other revenues were $1.1 million for the nine months ended September 30, 2004, as compared to $1.5 million for the nine months ended September 30, 2003, a decrease of $455,000, or 29%. This expected decrease is the result of no longer marketing legacy customer software since May 2000 and no longer offering legacy customer software products domestically since September 2001.

Operating Expenses

     Data Center Costs. Data center costs for the nine months ended September 30, 2004 were $3.8 million, as compared to $3.1 million for the nine months ended September 30, 2003, an increase of $710,000, or 23%. The increase is due primarily to increased rent and data communication charges at our facilities of $1.2 million, partially offset by lower data distribution and exchange fees of $486,000. The decrease in data distribution and exchange fees resulted from increased exchange fees charged to customer accounts and receipt of data directly from exchanges (as opposed to a data vendor who is paid monthly fees) beginning during the 2003 fourth quarter, partially offset by incremental costs related to account growth and approximately $208,000 of credits received from our data vendors during the first half of 2003.

     Technology Development. Technology development expenses were $4.4 million for both the nine months ended September 30, 2004 and September 30, 2003, respectively.

     Sales and Marketing. We no longer actively market software products and services, the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses were $355,000 for the nine months ended September 30, 2004, as compared to $451,000 for the nine months ended September 30, 2003, a decrease of $96,000, or 21%. A decrease in personnel and related costs in the first nine months of 2004 was partially offset by a reduction in the first nine months of 2003 of expenses of $112,000 as a result of a favorable resolution of an event cancellation dispute and by a reversal of previously accrued technical support costs of $89,000.

     General and Administrative. General and administrative expenses were $3.9 million for the nine months ended September 30, 2004, as compared to $3.5 million for the nine months ended September 30, 2003, an increase of $341,000, or 10%. This increase was due primarily to increased professional fees of $520,000 (related to increased legal fees for ongoing litigation and claims and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002), increased personnel and related costs of $179,000 and, to a lesser extent, increased insurance and facility expenses. Partially offsetting these increases was a favorable adjustment of $251,000 resulting from a prior years’ sales tax audit and, to a lesser extent, a decrease in telecommunication costs.

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

Income Taxes

     During the nine months ended September 30, 2004, we recorded a net income tax benefit of $2.1 million, related primarily to the reversal of a significant portion of a valuation allowance on deferred income tax assets. In June 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. In the opinion of management, it is more likely than not that these benefits will now be realized. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The decision to reverse a significant portion of the valuation allowance was triggered primarily by TradeStation Securities receiving final approval by the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations. In the 2004 second quarter, the result of this reversal was a net income tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the income tax benefit of stock option exercises). As of September 30, 2004, we had net deferred income tax assets of $5.6 million, which include a valuation allowance of $927,000, pertaining to net operating loss carryforwards from a 1999 acquisition. We did not reverse the remaining valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion of the valuation allowance which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required.

     As of September 30, 2004, we had available, for federal tax purposes, total net operating loss carryforwards of approximately $11.2 million, which expire between 2018 and 2023, including $3.6 million of net operating loss carryforwards that relate to a 1999 acquisition.

     During the three months ended September 30, 2004, we recorded a net income tax provision of $1.1 million as a result of recording income tax expense at an estimated annual effective tax rate of approximately 37.0%. This compared to an income tax provision of $71,000 during the three months ended September 30, 2003 associated primarily with an increase to the valuation allowance established for the estimated amount due under the 2003 alternative minimum tax calculation.

     During the nine months ended September 30, 2003, we recorded a $730,000 net income tax benefit comprised primarily of refunds related to a prior year’s federal income tax return and a state income tax refund received during the 2003 first quarter for the overpayment of a prior year’s income tax, partially offset by an increase to the valuation allowance established for the estimated amount due under the 2003 alternative minimum tax calculation. Other than the estimated increase to the valuation allowance for the estimated amount due under the 2003 alternative minimum tax calculation, the income tax expense associated with net operating income generated during the nine months ended September 30, 2003 was totally offset by a reduction to the previously established valuation allowance associated with deferred income tax assets, primarily net operating loss carryforwards.

Liquidity and Capital Resources

     Most of our assets are readily liquid. As of September 30, 2004, we had cash and cash equivalents of approximately $28.7 million, of which $1.9 million was restricted. Restricted cash supports a facility lease. See Note 14 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

     As of September 30, 2004, TradeStation Securities had: $352.6 million of cash segregated, in compliance with federal regulations, in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; net receivables from brokerage customers of $46.6 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $23.0 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers and clearing organizations primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which was $418.8 million at September 30, 2004. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

     TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At September 30, 2004, TradeStation Securities had net capital of $11.4 million (15.3% of aggregate debit items), which was $9.9 million in excess of its required net capital of $1.5 million.

     In addition to net capital requirements, as a self-clearing broker-dealer, TradeStation Securities is subject to DTCC, clearing agent and other cash deposit requirements which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ stock trading activity. If TradeStation Securities’ membership application with the Options Clearing Corporation is approved, and TradeStation Securities then begins to fully self-clear standardized equity option trades, significant additional cash deposits may be required.

     A summary of our capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) as of September 30, 2004 is as follows:

	Payments Due By Period
			2005	2008	2010 and
Contractual Obligations	Total	2004	to 2007	to 2009	Thereafter
Capital lease obligations	$11,854	$4,335	$7,519	$—	$—
Operating lease obligations	16,573,039	678,468	6,794,170	3,801,415	5,298,986
Purchase obligations	3,471,435	507,179	2,964,256	—	—

Total	$20,056,328	$1,189,982	$9,765,945	$3,801,415	$5,298,986

     In addition to the purchase obligations set forth in the table above, we anticipate capital expenditures of up to $1.6 million through the remainder of 2004, primarily for the purchase of computer hardware and software to support our back-office computer systems, server farms and upgrades to our telephone system. If needed, these expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

     Net cash used in operating activities of $3.4 million during the nine months ended September 30, 2004 consisted primarily of deposits paid to clearing organizations and clearing agents and net cash outflows upon the commencement of self-clearing operations, partially offset by net income, as adjusted for non-cash items, including the reversal of the valuation allowance associated with deferred income tax assets. Net cash provided by operating activities of $9.3 million during the nine months ended September 30, 2003 was due primarily to net income, as adjusted for non-cash items, and an increase in accounts payables, partially offset by the recording of an income tax receivable and reductions in accrued expenses.

     Investing activities provided cash of $1.2 million during the nine months ended September 30, 2004 mainly due to $2.0 million of proceeds from the maturity of marketable securities, partially offset by capital expenditures of $1.0 million (mostly computer hardware and software for our data server farms and our back-office systems to support the growth of our business) and a small decrease in restricted cash. Investing activities used cash of $168,000 during the nine months ended September 30, 2003, consisting primarily of capital expenditures of $1.0 million, primarily computer hardware and software to support the growth of our business operations, partially offset by a decrease in restricted cash of $850,000, and to a lesser extent, proceeds from the sale of investments.

     Financing activities provided cash of $614,000 during the nine months ended September 30, 2004, and $3.8 million during the nine months ended September 30, 2003. Proceeds from issuance of common stock from exercises of stock options from our incentive stock plans and employee stock purchase plan provided cash of $796,000 and $4.8 million during the nine months ended September 30, 2004 and 2003, respectively. Repayments of capital lease obligations were $182,000 and $1.0 million during the nine months ended September 30, 2004 and September 30, 2003, respectively.

     During the nine months ended September 30, 2004, we issued 1,851 shares of common stock associated with the exercise of warrants in exchange for the delivery and cancellation of 4,108 warrants. All unexercised warrants expired in June 2004.

Off-Balance-Sheet Arrangements

     In the ordinary course of business, there are certain contingencies which are not reflected in the consolidated financial statements. These activities may expose the company to off-balance-sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

     Nearly all TradeStation Securities customer accounts are margin accounts. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents that are collateralized by cash and securities in the customers’ accounts with those clearing agents. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts with those clearing agents. In all cases, such transactions may expose TradeStation Securities to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

     TradeStation Securities seeks to control the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary.

     TradeStation Securities provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However the potential requirement for the company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.

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

     Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	the effect on the company’s net income and earnings per share of income tax expense at an estimated annual effective rate of approximately 37% applied beginning in the 2004 third quarter (which is significantly higher than the effective income tax rate of virtually zero percent over the last eight fiscal quarters);

•	general economic and market factors that affect active trading, including trade volume, market volatility, market direction or trends, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effect of our recent decision to increase materially advertising and marketing expenditures to try to help accelerate growth of revenues and market share, and the timing of those marketing campaigns;

•	the collectibility of unsecured customer accounts receivable which, as of September 30, 2004, were approximately $467,000.

•	the effect of changes to our commission pricing or other fee structures (since the 2002 second quarter we have continuously reduced commission pricing), and of additional price reductions that may be implemented in the future (our most recent reduction to our commission pricing for equities and futures trades became effective November 1, 2003);

•	market or competitive pressure to continue to lower commissions and fees charged to customers;

•	the timing, success, volatility and other characteristics or effects that develop concerning our new forex and online options trade execution services;

•	The negative effect on revenues that would result if our active trader clients who engage in short selling (a large component of our trade activity) become unsatisfied with the short sale borrowing inventory we provide now that we no longer have access to Bear Stearns’ short sale borrowing inventory and in light of new SEC regulations that make it more difficult for us to offer such inventory;

•	Costs, material shifts in cash requirements and/or adverse financial consequences that may occur with respect to clearing organization, clearing agent and/or exchange requirements, or regulatory issues, including exchange, clearing agent or clearing organization cash deposit requirements, reserve and settlement requirements and other financial requirements;

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chance of success in the institutional trader market;

•	pending or potential third-party claims that turn out to be significantly more (or less) costly, in terms of both judgment or settlement amounts and legal expenses, than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), a patent infringement case against the company and other online brokerage firms and other potential patent infringement claims, and pending NASD arbitrations concerning brokerage customer claims seeking, in the aggregate, tens of millions of dollars of actual and punitive damages;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations (as a result of lower-than-expected daily average trades, share volume or other reasons), the negative effects of such lower revenues to our bottom line, including our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of recent enhancements to the TradeStation electronic trading platform, including the possibility of less-than-anticipated appeal to customers and unexpected technical issues or difficulties;

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry; and

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third-party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third party claims).

     Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

     Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. There have been, since mid-year 2000, and, despite improved conditions in 2003 and 2004 there may again be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially, adversely affected. Unfavorable market conditions have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also usually result in more losses for our customers, which could result in increases in quantity and size of errors or omissions claims that may be made against us by customers. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

     We May Not Benefit As Much As We Think We Will From Self-Clearing Equity Trades For Active Trader Accounts

     Self-clearing operations for our active trader equities accounts began in September 2004. Prior to the September conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns, as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. Now that we have commenced self-clearing, we do so with no prior experience, and the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Also, such anticipated savings may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations will rely on the Phase3 self-clearing software licensed to us by SunGard Financial Systems, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results. Further, errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities transactions, the custody and control of client securities and other assets, or otherwise relating to the handling of our clients’ securities and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors.

     We Are Exposed to Credit Risk

     We make margin loans to clients collateralized by client securities, and borrow securities to cover trades. In fact, nearly all of our clients’ accounts are margin, as opposed to cash, brokerage accounts. A portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral substantially decreases in proportion to the amount of a client’s indebtedness. We are currently carrying approximately $467,000 of unsecured account debits that resulted from large losses in two client accounts, one that occurred in April, and one that occurred in September, as a result of sudden, large adverse price movements to concentrated securities positions being maintained by those clients. While we have implemented additional risk-management procedures designed to reduce this risk, there can be no assurance that we will not experience periodic or frequent unsecured account debits that materially and adversely affect our results of operations. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material, adverse effect on our revenues and profitability.

     Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

     The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services in the industry, as well as consolidation of the types of financial instruments (equities, equities options, futures, forex) offered by firms. There has also been consolidation of online brokerage firms generally. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure; the timing and market acceptance of new products and services and enhancements developed by our competitors; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail customers; data availability and cost; and third-party clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to design, improve and support materially error-free Internet-based systems; ease-of-use of our products and services; reliability of our products and services; pricing decisions; the ability and resources to provide sufficient short sale inventory; self-clearing costs; and sales and other marketing decisions and efforts.

     Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

     The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (“ECNs”) and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearing and of the clearing agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customer’s forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearing and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, clearing agent, exchange and ECN outages or issues which are beyond our control. Also, a hardware or software failure (a hardware failure caused a 30-minute outage in October 2004), software design limitations or errors that exist in our and others’ technologies, power or telecommunications interruption or natural disaster could cause a systems failure or other potentially damaging results.

     When systems in the trading process slow down significantly or fail, even for a short time, our brokerage customers could suffer delays in trading, or unintended results or other problems, potentially causing losses and possibly subjecting us to claims for such losses. Such failures or delays, depending upon how often they occur and how serious they are, could also result in our customers and customer prospects losing or failing to gain confidence in our trading platform. Additionally, as a general matter not applicable only to our company, the integrity of these types of systems is increasingly being attacked by persons sometimes referred to as “hackers” who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, “cyberterrorism,” should it occur, may significantly affect people’s willingness to use Internet-based services, particularly ones that involve their personal or company’s assets.

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

     We May Need Cash In The Foreseeable Future

     While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, including unanticipated costs for self-clearing and/or omnibus clearing operations (such as large cash or security deposits, which are currently $9 million, and which are expected to increase as our business grows, upon our becoming a member of Options Clearing Corporation, which we expect to occur next year, and as we obtain additional exchange and clearing organization memberships); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; unanticipated costs relating to our new forex and options execution services; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional customers; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

     We Have Limited Time to Complete Testing and Evaluation of Our Internal Controls and Systems On Which We Base Our Financial Reporting, And Our Independent Auditors Have Limited Time In Which to Complete Their Review and Evaluation of Those Controls and Systems.

     Our 2004 fiscal year end is December 31 and the audit of our 2004 financial statements is expected to be completed 4 to 6 weeks thereafter. Our internal operations experienced a significant change beginning the week of September 13, 2004, as that was the date we began self-clearing operations for our entire active trader equities account client base, which represents a major part of our trading operations. While we have been focused on the testing, review and evaluation of our internal controls and systems not involving self-clearing operations since early this year, and even though we are using the SunGard Phase3 back-office software system for self-clearing (a system used by many in our industry), we and our independent auditors have a limited amount of time to complete the testing, review and evaluation of our new self-clearing system, including the interface and operation of our sophisticated software with SunGard’s Phase3 system. We believe that our internal controls and systems on which we base our financial reporting have been and continue to be sound, and expect to complete all required testing, review and evaluation in a timely manner. However, no assurance can be made that all necessary testing, review and evaluation will be completed, or that material weaknesses will not be identified in our self-clearing systems, the interface of our self-clearing systems with our other internal control and reporting software systems, or other information technology software or systems we rely upon to accurately report our financial condition and results. If material weaknesses are identified, we may learn that certain aspects of our financial reporting are inaccurate or misleading, and remedial steps and corrections would need to be made as soon as possible at potentially considerable expense and diversion of resources from other company objectives, and any reporting inaccuracies could result in loss of customer revenues and adverse securities litigation once such inaccuracies are disclosed. If we and our independent auditors do not timely complete all necessary testing, review and evaluation, both we and our auditors may be unable to provide required reports and certifications under the Sarbanes-Oxley Act of 2002 and related rules or requirements.

     The Nature Of Our Business Results In Potential Liability To Customers

     Many aspects of the securities, futures and forex brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities and futures brokerage industry, including both class action and individual suits and arbitrations that generally seek substantial damages, including in some cases punitive damages. Our proprietary order routing technology, in addition to offering charting, trade analysis and trade execution services of various kinds, is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections or limitations in their designs or performance, may operate too slowly, fail, cause confusion or uncertainty to the user, or operate or produce results not understood or intended by the user. An investor or trader using either the full electronic trading platform or our subscription service might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading software tools or systems, or inaccurate assumptions made by the trading software tools regarding data, or inaccurate data. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not currently carry any errors or omissions insurance that might cover, in part, some of the above-described risks. While our contracts with customers are, we believe, clear that customers who do business with us must knowingly assume all of the risks described above, there can be no assurance that a judge, arbitrator or regulator would enforce or honor such contractual provisions. See “Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity,” and "Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers” above.

     Dependence Upon Outside Data Sources And Clearing Relationships Creates Risks Outside Of Our Control Which May Affect Our Ability To Provide, And Our Cost To Provide, Market Data And Clearing And Account Services

     Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain New York Stock Exchange (“NYSE”), American Stock Exchange (“AMEX”), Nasdaq, Options Price Reporting Authority (“OPRA”), Chicago Mercantile Exchange (“CME”), Chicago Board of Trade (“CBOT”) and OneChicago real-time market data directly from those exchanges, but obtain other market data (such as forex data and data of smaller futures exchanges) and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage customers are obtained from established clearing agents and, with respect to our self-clearing operations, our software system licensing agreement with SunGard. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for transactional clearing fees and charges, and the contract with the forex dealer provides for sharing a fixed amount of the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing agent in response to a substantial increase in our clearing costs imposed by our former futures clearing agent. Changes (or, in some cases, failure or inability to make changes) in our relationships with one or more of these third parties, or involuntary termination of one or more of those relationships, could have a material adverse effect on our business, financial condition, results of operations and prospects.

     We Are Subject To Intellectual Property Litigation

     There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there has been an infringement claim asserted against us and eight other online brokerage firms by a company named Datamize, Inc. which would have a material adverse effect on our business, financial condition, results of operations and prospects if it is successful. Such a case, as well as any other infringement case that may be brought against us, could result in our being unable to use intellectual property which is integral to one or more of our products or services. While we believe Datamize, Inc.’s claim is without merit, no assurances can be made about the outcome of this litigation or the magnitude of the cost to defend the claims made in this litigation.

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

     Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Actions Against Us

     The securities and commodity futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well. The various governmental authorities and industry self-regulatory organizations that supervise and regulate (and may soon supervise and regulate) our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business. For example, in January 2005 new “short sale” rules promulgated by the SEC will become effective that may materially, adversely affect our ability to provide quality short sale brokerage services to our equities brokerage customers. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel and make suitable contractual relationships with appropriate vendors, lenders and counterparties. Our brokerage could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance.

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

     Our Brokerage Must Meet Net Capital And Other Financial Requirements As A Broker-Dealer That, If Not Satisfied, Could Result In Severe Penalties Or Other Negative Consequences, And Which At All Times Limit Our Right To Use All Of The Brokerage’s Cash

     The SEC, the NASD, the CFTC, the NFA, the DTCC, certain exchanges and other regulatory and self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants, large, fluctuating cash deposit requirements, and reserve, settlement and other financial requirements. Net capital is the net worth of the regulated company (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by the NASD or NFA, and it could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

     Control Of TradeStation Group By The Cruzes Means That Important Decisions Affecting The Company Are Concentrated In The Judgment Of Two Related Individuals

     As of November 1, 2004, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own nearly 50% of the outstanding shares of our common stock. Therefore, as a practical matter, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will likely be determined by the Cruzes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not hold any market risk sensitive instruments for trading purposes.

     TradeStation Securities seeks to control the risks associated with our customer activities by requiring customers to maintain margin collateral and reduce concentrated positions in compliance with regulatory and internal guidelines. TradeStation Securities monitors required margin levels on an intra-day basis and, pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

     As a self-clearing broker-dealer, TradeStation Securities holds interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. These funds totaled $352.6 million at September 30, 2004. Interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $418.8 million at September 30, 2004, in the form of customer cash balances. TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Because TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin balances, a substantial portion of our interest rate risk is under our direct management.

     TradeStation Securities seeks to control risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 14 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

     Changes in interest rates affect the interest earned on our cash and cash equivalents, and the interest earned from interest revenue sharing arrangements with our clearing agents. In order to reduce this interest rate risk, we are currently invested in investments with short maturities. As of September 30, 2004, our cash and cash equivalents consist primarily of interest bearing cash deposits and money market funds. The interest earned on those investments is relatively low due to current market interest rates and, even if market interest rates were to increase immediately by 100 basis points, the amount of interest earned would not have a material impact on our financial results.

     Our revenues and financial instruments are denominated in U.S. dollars, and we do not invest in derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of, and with respect to, the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures was made under the supervision and with the participation of the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer. Based on that evaluation, the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In conjunction with its commencement of self-clearing operations, the company is now using, together with its back-office software systems, the Phase3 clearing and settlement software licensed from SunGard and may implement other changes to its internal controls over financial reporting as a result of new self-clearing operations. Except as set forth in the preceding sentence, there have been no changes in the company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 11, 2003, the plan administrator appointed under the reorganization plan in the Chapter 11 bankruptcy of Bridge Information Systems, Inc. and its affiliates filed an adversary complaint against TradeStation Technologies and the company in the United States Bankruptcy Court for the Eastern District of Missouri demanding that the company and TradeStation Technologies return payments made to TradeStation Technologies by a Bridge subsidiary in December 2000 and January 2001 totaling approximately $1.0 million, claiming such payments were preferential transfers under the federal bankruptcy code as a result of being made to TradeStation Technologies during the ninety-day period immediately preceding the Chapter 11 bankruptcy filing. This claim was settled in August 2004 for $30,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

     During the three months ended September 30, 2004, we issued to one employee options to purchase an aggregate of 15,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at a price of $5.90 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     During the three months ended September 30, 2004, we also issued to three nonemployee directors options to purchase an aggregate of 21,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $5.77 per share, which was the fair market value (as defined in our Nonemployee Director Stock Option Plan) of our common stock on the date on which the options were granted. All of the options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the third quarter of 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Meeting

     On July 21, 2004, TradeStation Group held its 2004 Annual Meeting of Shareholders (the “Annual Meeting”).

(b) Election of Board of Directors

     At the Annual Meeting, an election was held for the Board of Directors of TradeStation Group. All six nominees to the Board of Directors were elected (all six of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

	For Election		Abstentions
Nominee for Director	Number	Percentage	Number	Percentage
Ralph L. Cruz	33,496,494	86.4%	5,265,432	13.6%
William R. Cruz	33,496,494	86.4%	5,265,432	13.6%
Michael W. Fipps	37,728,450	97.3%	1,033,476	2.7%
Stephen C. Richards	37,728,450	97.3%	1,033,476	2.7%
Salomon Sredni	33,379,394	86.1%	5,382,532	13.9%
Charles F. Wright	37,088,049	95.7%	1,673,877	4.3%

(c) Other Voting Matters

     The only other matter voted upon at the Annual Meeting was a proposal to ratify the selection of Ernst & Young LLP as independent public accountants for TradeStation Group for the fiscal year ending December 31, 2004. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention

38,857,697 99.89%	32,847 0.08%	11,482 0.03%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

(b) Reports on Form 8-K

(i)	On July 19, 2004, we filed a Current Report on Form 8-K for an event that occurred on July 19, 2004, reporting in Item 12 thereof the release of our financial results for the second quarter of 2004 and a Business Outlook for the 2004 third quarter.

(ii)	On August 19, 2004, we filed a Current Report on Form 8-K for an event that occurred on August 13, 2004, reporting in Item 5 thereof sales of shares of the common stock of the company by separate limited partnerships beneficially owned by each of William Cruz and Ralph Cruz (which were made pursuant to their respective Rule 10b5-1 plans) that resulted in their combined percentage ownership of the outstanding shares of the company common stock falling below fifty percent (50%) and the company ceasing to be a “Controlled Company” under the meaning of Nasdaq Rule 4350(c)(5).

(iii)	On October 14, 2004, we filed a Current Report on Form 8-K for an event that occurred on October 14, 2004, reporting in Item 2.02 thereof the release of our financial results for the third quarter of 2004 and a Business Outlook for the 2004 fourth quarter.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc. Registrant
November 8, 2004	/s/ David H. Fleischman
Date	David H. Fleischman
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