Form 10-K
period 2004-12-31
TRADESTATION GROUP INC
filed 2005-03-08
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2004, based upon the closing market price of the registrant’s common stock on The Nasdaq National Market on such date, was approximately $146,202,000.

The registrant had 41,857,654 shares of common stock, $.01 par value, outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

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

TradeStation Securities, a leading online brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and a member of the National Association of Securities Dealers (“NASD”), New York Stock Exchange (“NYSE”), Securities Investor Protection Corporation (“SIPC”), National Futures Association (“NFA”), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), Options Clearing Corporation (“OCC”), American Stock Exchange (“AMEX”), Archipelago Exchange (“ArcaEx” or “ARCX”), Boston Options Exchange (“BOX”), Chicago Board Options Exchange (“CBOE”), Eurex US, International Securities Exchange (“ISE”), Pacific Stock Exchange (“PCX”) and Philadelphia Stock Exchange (“PHLX”). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (“SEC”), Commodity Futures Trading Commission (“CFTC”) and state regulatory authorities.

TradeStation Securities’ core brokerage service is the TradeStation electronic trading platform, which is focused on rule-based trading. The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and “intelligent” direct-access order-routing and execution. Direct-access trading means, with respect to equities, equities options and futures transactions, direct Internet connections to electronic marketplaces. These include, for stocks and Exchange Traded Funds (ETF’s), electronic communication networks (ECN’s), ARCX, SuperDOT (for listed securities) and Nasdaq Market Center, (for Nasdaq and listed securities), for futures, electronic futures exchanges such as the Chicago Mercantile Exchange’s (CME’s) Globex and the Chicago Board of Trade’s (CBOT’s) eCBOT, and, for equities options, electronic options exchanges offered by the AMEX, BOX, CBOE, ISE, PCX and PHLX. In each of these electronic marketplaces, anonymous buyers and sellers participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and direct-access order execution, the TradeStation electronic trading platform offers state-of-the-art advanced order placement functions, unique automated and manual order placement capabilities, and numerous advanced charting and analytics features. A formal patent application covering the TradeStation electronic trading platform has been filed with the United States Patent and Trademark Office.

In September 2004, TradeStation Securities commenced self-clearing of equities trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base,

TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling security transactions with the DTCC (and, for options, with the Options Clearing Corporation, in the near future); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

By the end of 2004, TradeStation Securities had approximately 18,300 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to approximately 12,300 accounts at the end of 2003. During the 2004 fourth quarter, TradeStation Securities’ brokerage customer account base averaged nearly 35,000 daily average revenue trades (often called “DARTs”), as compared to 26,500 during the 2003 fourth quarter. During 2004, the average TradeStation Securities account made approximately 550 revenue trades. As of December 31, 2004, the average account asset balance of an equities account was nearly $100,000 and the average asset balance of a futures account was over $20,000.

In 2004, we launched TradeStation 8 and, in February 2005, an updated version, TradeStation 8.1. TradeStation 8 and its update contain significant enhancements, including integrated direct-access options execution, automated execution of options strategies, an enhanced options analysis window, market depth data for options, extended historical data for forex, cancel/replace stop market orders, the ability to back-test and automate strategies that monitor and act upon intra-bar events, and several other order execution, charting and market data enhancements.

On March 7, 2005, in Barron’s magazine’s annual ratings of online brokerage firms, TradeStation Securities, along with five other online brokerage firms, received the highest rating given—4 1/2 stars. In 2004 and 2003, Barron’s named TradeStation Securities Best Broker for Active Traders (a category not used in the 2005 ratings). In the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published February 23, 2005, TradeStation Securities was named, for the first time, Best Stock Brokerage, over competitors that included Ameritrade, Charles Schwab, E*Trade, Fidelity Brokerage, HarrisDirect, Scottrade, and TD Waterhouse, and, also for the first time, Best Futures Brokerage, over competitors that included Lind-Waldock, Man Futures, Refco and Rosenthal Collins. TradeStation Securities was also named in Stocks & Commodities magazine, for the third year in a row, best Direct Access Stock Brokerage, best Direct Access Futures Brokerage, best Institutional Platform, and best Professional Platform, over competitors that included Bloomberg, Reuters, Schwab’s CyberTrader, Refco and Man Futures.

We also provide via our technologies subsidiary, TradeStation Technologies, subscription services. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee. The TradeStation trading software platform was named, for the second year in a row, best Subscription Internet Analytical Platform in the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published February 23, 2005, as well as, for the first time, best Options Analysis Software, best Trading Systems-Stocks, best Trading Systems-Futures, and best Trading Systems-Options, and TradeStation Technologies’ support Web site (which is now part of TradeStation Securities’ Web-based customer support center) was named best Trading Centers, Schools, Training.

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

Industry Background

Active Trader Market

The active trader market is usually defined as retail individuals, which include intra-day or day traders, semi-professionals, active “self-directed” traders, people who trade for themselves as a full-time or part-time business endeavor, or any other individual that trades much more actively than the typical online trading account. An active trader has historically been defined as one who trades a minimum of 10 times per month. The average TradeStation brokerage account trades four to five times that number.

The vast majority of active traders are believed to be with “traditional” online brokerage firms (e.g., Ameritrade, E*Trade, Fidelity, Schwab, T.D. Waterhouse, etc.). It is generally accepted in the online brokerage industry that 5% to 10% of each large online brokerage firm’s customer base consists of active traders. Nearly all of the large online brokerage firms have tried over recent years to acquire direct-access firms or technology, and more sophisticated trading analysis platforms, in order to retain and grow this most valuable segment of their customer bases. According to data and reports published over the last several years, there are estimated to be more than 20 million online accounts, and direct-access trading accounts have grown and have accounted for a higher percentage of trading activity of both Nasdaq and listed securities. Based on industry articles published in recent years, it appears that the majority of all order flow – both listed and Nasdaq – is handled electronically. Active traders are generally believed to account for the majority of online daily trades and have larger account asset balances (under current regulations, a minimum account balance of $25,000 is required for very active traders). In the 2004 fourth quarter, the average account asset balance of a TradeStation Securities equities account was nearly $100,000.

We believe an online brokerage focused on active traders, in order to maximize its potential for successful market penetration, needs to deliver:

•	Direct-access order placement and execution, including both automated and one-click manual order placement capabilities

•	State-of-the-art advanced orders capabilities – the ability to use various order-placement features (limits, trailing stops, simultaneous orders, contingency orders, reserve orders, hidden orders, pegged orders, discretionary orders, etc.)

•	Intelligent/smart order routing

•	Access to most, if not all, major avenues of execution (the major ECNs, Archipelago, Nasdaq Market Center, SuperDOT, Globex, eCBOT, the major electronic options exchanges, etc.)

•	A competitive, per share commission pricing structure

•	Strategy testing and automation capabilities, as well as advanced charting and analysis software tools

•	Streaming, real-time quotes, including meaningful market depth displays

•	Trade desk, customer account and technical support services

•	Customer training services

TradeStation Securities offers each of the above-mentioned features.

Institutional Trader Market

We see the institutional trader market, as it relates to potential customer relationships for direct-access brokerage firms like TradeStation Securities, as hedge fund and money managers, commodity trading advisors and commodity pool operators, and registered investment advisers who use short-term trading strategies. According to recent estimates, there are approximately 7,000 hedge funds today, which are estimated to manage up to one trillion dollars of invested assets, and 8,000 registered investment advisors, which are estimated to manage more than $23 trillion of invested assets. Also, of the largest hedge fund complexes, those with over $1 billion in assets, a majority have funds or commodity pools sponsored, operated or advised by CFTC-registered commodity trading advisors and/or commodity pool operators. The CFTC recently reported that there are approximately 3,250 commodity pools and more than 2,000 registered commodity pool operators.

Many believe that buy side institutional traders have become less and less pleased with Wall Street (traditional sell side brokerage firms) and are moving, to one degree or another, towards using direct-access execution of their trading decisions. The biggest concern institutional traders are said to have today is that the cost of their trades – not just commissions, but mainly the costs that result from adverse market movement caused by large block trades – is no longer acceptable. Accordingly, these institutional traders are looking for systems that provide the fastest execution at the best prices possible. The fastest execution is provided by robust direct-access technology, and the “best prices possible” means an exhaustive list of execution venues to ensure maximum access to liquidity through intelligent order routing. It also means that the direct-access platform offers “stealthy” execution of large block orders (anonymity) through advanced reserve order, hidden order, discretionary order and order pegging technology – technology that enables the trade to be completed with minimal market disturbance. These basics: (1) effective, robust, speedy execution; (2) full liquidity (access to all major electronic marketplaces); (3) advanced order capabilities; and (4) intelligent order routing, must be in place before an institutional fund manager or other institutional buy side trader will consider using a direct-access brokerage firm. These are all strengths of the TradeStation electronic trading platform.

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

TradeStation has, since its initial release as a strategy trading software program in 1991, been our flagship product. From 1996 until October 2001 it was marketed worldwide to institutional traders on a monthly subscription basis by Telerate, Inc., as a premium tool for the Telerate data feed service. It has also served, and continues to serve, as a strategy trading platform for numerous third-party software applications. Its state-of-the-art technology empowers the trader to design and develop a trading strategy based upon the trader’s objective rules and criteria, test the potential profitability of that trading strategy against historical data, and then computer-automate it to monitor the applicable market and alert the trader in real-time when the criteria of the trading strategy have been met and an order should, therefore, be placed. The principal features of TradeStation that enable the trader to design and develop trading strategies are EasyLanguage and the PowerEditor. EasyLanguage is a proprietary computer language we developed consisting of English-like statements and trading terms which can be input by the trader to describe particular objective rules and criteria. The PowerEditor is a compiler of EasyLanguage statements that provides the trader with considerable flexibility to modify and combine different trading rules and criteria, which ultimately result in the design of the trader’s trading strategies. EasyLanguage and PowerEditor are also registered trademarks.

Brokerage Services

TradeStation Securities’ principal offering today is online brokerage services, covering equities (principally stocks and ETFs), equities options, futures (including futures options) and forex transactions, through the TradeStation electronic trading platform. TradeStation Securities’ targeted customer base for brokerage services includes active individual, professional and institutional traders, including hedge fund and money managers and investment advisors who use short-term trading strategies. In addition to providing direct-access online services through the TradeStation electronic trading platform, the brokerage firm offers personal support services by its registered trade-desk representatives who execute customers’ orders through direct-access order execution systems if the customer is for some reason unable or unwilling to place the order using his or her own computer.

Having a “direct-access” order execution system, whether accessed directly by the brokerage customer through the TradeStation electronic trading platform or by a TradeStation Securities broker on behalf of the brokerage customer, means that both the online services and the firm’s trading desks are directly connected to stock, futures and options exchanges and ECNs. ECNs, such as Instinet (INCA)/Island (ISLD) and Bloomberg (BTRD), and electronic equities exchanges such as ARCX, Nasdaq Market Center, which now includes BRUT, and SuperDOT (listed securities), directly match anonymous buyers and sellers participating on the network. This system often results in the simplest, most direct and speediest execution of orders for equity securities at the best available price. With respect to electronically-traded futures contracts, the TradeStation electronic trading platform is directly connected to the CME (Globex), CBOT (eCBOT) and OneChicago. With respect to pit-traded futures contracts, TradeStation is directly connected to its futures clearing organization’s online execution system which sends the order directly to the trading pit. Approximately 98% of the company’s futures trades are on the electronic futures exchanges. With respect to options, the TradeStation electronic trading platform is directly connected to every major options exchange that offer electronic trading, including AMEX, BOX, CBOE, ISE, PCX and PHLX. With respect to forex deals, the TradeStation electronic trading platform is directly connected to a third-party forex dealer’s online deal system, which then electronically places the forex orders.

TradeStation Securities self-clears for its active trader equity securities accounts. Institutional accounts for equity securities, and all futures accounts, currently are carried on a “fully disclosed” basis by the brokerage’s clearing agents. TradeStation Securities executes its customers’ securities and futures transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its customers directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a customer’s order to purchase, purchase the securities in the market for the brokerage firm, and then sell the securities to the customer. TradeStation Securities does not do this. It always charges only an agreed-upon commission and never earns income from marking up or marking down its customers’ securities or futures transactions. For forex deals, a forex dealer affiliated with our futures clearing agent acts as principal/counterparty for, and clears, all deals with the company’s forex customers.

For financial information concerning the brokerage services segment of our operations, see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 18 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION.

Software Products and Services

In December 2000, we launched the TradeStation electronic subscription service. The TradeStation electronic subscription service includes our award-winning strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, and all other features included in the TradeStation electronic trading platform other than trade order placement and other trading or brokerage-related features or services. During 2004, the TradeStation electronic subscription service was offered to new subscribers at the monthly rate of $199.95 and to legacy customers who had “upgraded” at a monthly rate of $129.95. We evaluate our approach to subscription fee pricing on an ongoing basis, which may result in different price offerings during 2005. TradeStation (both as a subscription service and as a brokerage account trading platform) also offers our OptionStation and RadarScreen functions and features. OptionStation, also an award-winning technology, is an options trading analysis product for equities, index and futures options that enables traders to explore options trading strategies. RadarScreen enables traders to scan up to hundreds or thousands, depending upon the data service and computer hardware used, of equities or other securities to identify potential buying or selling opportunities based upon the traders’ own trading strategies.

In the 2001 fiscal year, our software products and services operations were responsible for the majority of our revenues. However, we ceased marketing our legacy software products in May 2000 and ceased marketing our subscription software services in December 2000. Accordingly, in 2002, 2003 and 2004, and, we expect, for the foreseeable future, our brokerage operations produced and should continue to produce the majority of our revenues. In 2002, 2003 and 2004, brokerage revenues accounted for approximately 80%, 85% and 86%, respectively, of our total revenues, and subscription fees accounted for approximately 14%, 12% and 11%, respectively, of our total revenues over that three-year period.

For financial information concerning the software products and services segment of our operations, see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 18 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION.

Sales and Marketing

Our marketing in 2004 consisted principally of print advertising in Active Trader, Futures, SFO, and Technical Analysis of Stocks & Commodities magazines, direct mail and e-mail, sales seminars, and our Web sites, though, in the 2004 fourth quarter, after engaging an advertising agency, we began a limited television advertising campaign, which has continued. The mix and frequency of television, print, Web-site, direct-mail and in-person marketing methods we use to try to achieve results will likely be continually modified as we test such methods and mixtures and analyze and interpret the results.

Approximately 12% of our revenues were derived from customers outside of the United States for the year ended December 31, 2004. Less than 10% of our revenues were derived from customers outside of the United States for the years ended December 31, 2003 and 2002. International revenues are collected in U.S. dollars. We conduct no marketing, sales or other operations, and maintain no assets, outside of the United States.

Strategic Relationships

Clearing Services. Our brokerage’s clearing services for institutional securities accounts, and for all futures accounts, are currently provided by Bear, Stearns Securities Corp. and R.J. O’Brien & Associates, Inc., respectively, pursuant to industry-standard clearing agreements.

Forex Deal Services. Our forex deal services are currently provided through an arrangement with R.J. O’Brien Foreign Exchange Inc., an affiliate of our futures clearing agent. Forex customers design, test, optimize and automate their forex strategies using TradeStation, then, when a deal order is to be placed, the customer connects directly to the online deal system that R.J. O’Brien Foreign Exchange licenses from a third-party software system vendor, and places the order. R.J. O’Brien Foreign Exchange is the counterparty/principal for each forex deal.

Technology Development

We believe that our success depends, in large part, on our ability to offer unique, Internet-based trading technologies with state-of-the-art order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user education and other training materials internally. In 2004, 2003 and 2002, technology development expenses were approximately $7.4 million, $7.1 million and $8.9 million, respectively. As of December 31, 2004, our technology development team was comprised of 76 people, as compared to 74 as of December 31, 2003, a 3% increase.

We view our technology development cycle as a four-step process to achieve technological feasibility. The first step is to conceptualize in detail the defining features and functions that we believe our targeted market requires from the product or service, and to undertake a cost-benefit analysis to determine the proper scope and integration of such features and functions. Once the functional requirements of the product or service have been determined, the second step is to technically design the product or service. The third step is the detailed implementation, or engineering, of this technical design. The fourth step is rigorous quality assurance testing to ensure that the final product or service generally meets the functional requirements determined in the first step. Several refinements are typically added and tested in the quality assurance phase of development. Once this process is completed, technological feasibility has been achieved and the working model is available for release to our customers.

The market for strategy trading software tools, streaming real-time market data and news services, and online order execution services is characterized by: rapidly changing technology; evolving industry standards in computer hardware, programming tools and languages, operating systems, database technology and information delivery systems; changes in customer requirements; and frequent new product and service introductions and enhancements, as well as technical consolidation of products and services. Our success will depend, in part, upon our ability to develop and maintain competitive technologies and to develop and introduce new products, services and enhancements in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that we will be able to develop and market, on a timely basis, if at all, products, services or enhancements that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in the introduction of new products and services or enhancements, could cause customers to delay using, or decide against the use of, our products and services and could have a material adverse effect on our business, financial condition and results of operations.

Customer Services and Support and Training

We provide customer services and support and product-use training in the following ways:

Customer Services and Support. Telephone customer service is provided to brokerage customers through a trained customer service team. Technical support to subscription and brokerage customers who use the TradeStation electronic platform is provided by a technical support team. Advanced EasyLanguage consulting services (services that technically assist customers in the use of EasyLanguage to write the customers’ own trading strategies) are available from internal resources and from unaffiliated, independent EasyLanguage consultants. A substantial amount of technical support information is also provided on our Web sites.

Product-use Training. We consider user education important to try to help our customers increase their abilities to use our products and services fully and effectively. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites, including online tutorials, as well as in-person training seminars and an annual users conference, so that our customers may learn to use and take full advantage of the sophisticated technology of the TradeStation electronic trading platform. The TradeStation.com Support Center includes access to an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community provides numerous discussion forums on a variety of topics related to strategy development and technical trading as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary EasyLanguage, many of which are donated by third parties.

Competition

The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry in three different ways. First, there has been over the past several years and continues to be consolidation of three types of services that traditionally were offered separately: online brokerage services; real-time market data services; and trading analysis software products and services. With the TradeStation electronic trading platform, we have embraced this consolidation by offering all three of these services in a fully-integrated, seamless manner. Second, we believe consolidation is beginning to occur in the four major online execution markets for active traders – equities, equities options, futures and forex – meaning that, contrary to specializing in offering services for only one of those market instruments, more and more firms are offering or plan to offer three or four of those services. With our offering of online trading services for all four of these markets, we have embraced this consolidation as well. Third, as a result of price pressure and competition over the last three years, we believe barriers of entry to, and the sustainability of, small online brokerage businesses have become more challenging. As a result, many small online brokerage firms have, over the past few years, failed or been acquired by larger firms that are seeking to increase the size of their account base to help increase their ability to compete on price. We believe we have advantages in this area. The uniqueness of our trading technology enables us to charge value-added fees to our customers, and the scalability and efficiencies made possible by that technology, coupled with the frequent trading activity of our customer base, enable us to grow our daily average revenue trade activity with minimal increases in our fixed costs.

We believe that competition, including price competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services offered by firms that have traditionally served mostly retail customers; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

We face direct competition from several publicly-traded and privately-held companies, principally online brokerages, including providers of direct-access order execution services. Our competitors include the many online brokerages currently active in the United States, including Ameritrade, Banc of America Investment Services (formerly Quick & Reilly), Charles Schwab & Co. (including CyberTrader), E*Trade Securities, Fidelity Brokerage Services, HarrisDirect (formerly CSFB Direct), Instinet Corporation (a Reuters subsidiary, and an ECN that also provides direct-access brokerage service), Interactive Brokers, JPMorgan, Merrill Lynch Direct, OptionsXpress, Redi Products, a division of Spear, Leeds & Kellogg (which is owned by Goldman Sachs), Scottrade Financial Services, TD Waterhouse Investor Services, Terra Nova Trading and thinkorswim. Those brokers currently serve, in the aggregate, more than 90% of existing online accounts, and many are focusing on attracting and retaining active traders. Many online brokerages currently claim to offer direct-access service. Even though we are rated as one of the best online brokerage firms in the United States, there can be no assurance that we will be able to maintain such ratings, be rated that highly in the future, compete effectively with our competitors, adequately educate potential customers about the benefits our products and services provide, or continue to offer such products and services.

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

Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

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

To the extent that we acquire or license a portion of the software or data included in our products or services from third parties (some data is licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. Software patent infringement cases in financial service industries are becoming more frequent, and we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. In the future, litigation will likely be necessary to establish, define, enforce, defend and protect patents, trade secrets, copyrights, trademarks and other intellectual property rights. Any such litigation would likely be costly and divert management’s attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

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

TradeStation Securities’ mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the SEC, NASD, NYSE, CFTC, NFA, the Board of Governors of the Federal Reserve System, DTCC, OCC, various securities and futures exchanges, and other self-regulatory associations and organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerages that target an active trader customer base.

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

The SEC, NASD, NYSE, CFTC, NFA and other self-regulatory associations and organizations and state securities commissions can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or futures commission merchant or any of its officers or employees.

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

The SEC, NASD, NYSE, CFTC, NFA, DTCC and OCC and various other regulatory associations and organizations have stringent rules with respect to the maintenance of specific levels of net capital or cash deposit requirements and reserves by securities broker-dealers and futures commission merchants. Net capital is the net worth of the regulated company (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it must cease conducting business and, if it does not do so, it may be subject to suspension or revocation of registration by the SEC or the CFTC and suspension or expulsion by the NASD, NYSE or NFA, and it could ultimately lead to the firm’s liquidation.

TradeStation Securities is registered as a broker-dealer in every U.S. state and the District of Columbia, and is subject to regulation under the laws of those jurisdictions, including registration requirements and being subject to sanctions if a determination of misconduct is made.

TradeStation Securities is a member of the SIPC. SIPC provides protection of up to $500,000 for each securities account brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. For securities brokerage accounts the custody and trade clearing of and for which are handled by TradeStation Securities, an excess securities bond through HSBC Insurance Brokerage Limited, as agent of Lloyd’s of London, provides protection for any loss of securities and/or cash in excess of primary SIPC protection, up to $200 million in the aggregate (and up to $24.5 million per any one account). Based upon the asset size per account and in the aggregate of TradeStation Securities’ securities account customer base as of the date of this report, this excess-SIPC protection, combined with primary SIPC protection, should be more than adequate to cover the loss of 100% of those customer assets in the very unlikely event that TradeStation Securities experienced financial failure and all customer assets were somehow lost. To the extent TradeStation Securities clears its securities brokerage transactions through Bear, Stearns Securities Corp. (which, currently, it does only for institutional accounts), Bear, Stearns has obtained an excess securities bond that provides protection for any loss of securities and/or cash in excess of the primary SIPC protection. Neither SIPC nor excess-SIPC coverage applies to fluctuations in the market value of securities or any losses other than those directly caused by the financial failure of the broker-dealer, or to futures or forex accounts.

It is possible that other federal or state agencies will attempt to regulate our current and planned online and other electronic service activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, pricing, content, and quality of goods and services as the market for online commerce evolves. Given the continuing growth of the electronic commerce market, federal or state authorities may enact additional laws, rules or regulations, not only with respect to online brokerage services, but to other online services we provide or may in the future provide. Such laws, rules and regulations, if and when enacted, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Employees

As of December 31, 2004, we had 256 full-time equivalent employees, consisting of 29 in clearing operations, 76 in technology development (including software engineering, product management, user education and quality assurance), 109 in sales and marketing relating to brokerage services, subscriptions and software products (including 39 in sales, 16 on the trading desk, 42 in customer service and software support and 12 in marketing and fulfillment), and 42 in general and administrative (including executive management, finance, information technology services, compliance and human resources). Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

Available Information

We offer access to our corporate TradeStation Group Web site via www.tradestation.com. We make available free of charge through our Web site this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as

amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available, through our Web site, statements of beneficial ownership filed by our directors, officers, shareholders who own more than 10% of our issued and outstanding capital stock, and others under Section 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We have a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square-foot corporate headquarters in Plantation, Florida. Plantation is just west of Ft. Lauderdale, Florida (Broward County). This headquarters consolidated the personnel and operations of our former Miami and Boca Raton offices.

Our brokerage operations were formerly headquartered from 11,800 square feet of office facilities in Boca Raton, Florida pursuant to a lease that expires in February 2007. All of this space is currently being subleased through February 2007 at lease rates significantly lower than the rates we pay.

Our technologies subsidiary has an approximately 13,500 square foot leased facility in Richardson, Texas from which certain technology development and technical operations are conducted. A portion of those facilities serve as a branch office for TradeStation Securities. That lease expires July 31, 2007. We also lease exclusive rack space for our data server farms at three sites, one in Richardson, Texas (expiring in April 2006), one in Chicago, Illinois (expiring in August 2006), and one in Miami, Florida (expiring in May 2005).

We believe that our facilities are adequate to support our current operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On September 5, 2003, Datamize, Inc., a Wyoming corporation, filed an Original Complaint for Patent Infringement against nine defendants, including TradeStation Securities, all of whom offer online securities trading services. The other defendants named were Fidelity Brokerage Services, Scottrade, Interactive Brokers Group, Instinet, Charles Schwab, CyberTrader, E*Trade Securities and Terra Nova Trading. The complaint was filed in the United States District Court, Eastern District of Texas. The complaint alleged that the online trading platforms and services the defendants offer to their customers infringes United States Patent No. 6,460,040 issued to Datamize on October 1, 2002. In December 2004, all claims against TradeStation Securities were settled by a settlement and license agreement between TradeStation Securities and Datamize for a lump-sum royalty payment which covers all uses since patent issuance and for the remaining years of the patents in question. The amount of the royalty attributable to the 2004 fourth quarter was not, and the amount attributable to any future period will not be, material to our consolidated financial position, results of operations or cash flows.

Three lawsuits have been filed by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against TradeStation Group, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the company, the Cruzes, family partnerships owned and controlled by the Cruzes, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. All three cases are in the discovery phase of litigation, and we continue to believe all of the claims in all three cases are baseless.

TradeStation Securities is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (three claims in pending arbitrations seek, in the aggregate, tens of millions of dollars of actual and punitive damages).

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock, par value $.01 per share, is listed on The Nasdaq National Market under the symbol “TRAD.” The high and low closing sales prices based on actual transactions on The Nasdaq National Market during each of the quarters presented are as follows:

	Closing Sales Price
	High	Low
2003:
First Quarter	$3.67	$1.40
Second Quarter	11.45	3.70
Third Quarter	13.15	7.47
Fourth Quarter	10.10	7.07
2004:
First Quarter	$10.93	$6.23
Second Quarter	7.85	5.59
Third Quarter	7.31	4.85
Fourth Quarter	7.80	6.13
2005:
First Quarter (through February 28, 2005)	$7.05	$5.73

As of February 28, 2005, there were 93 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 7,000 beneficial owners.

Dividend Policy

We intend to retain future earnings to finance our growth and development and therefore do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2004, 2003, or 2002.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2004, we did not issue or sell any unregistered securities. On January 3, 2005, we issued to 224 employees (including 3 executive officers) options to purchase an aggregate of approximately 526,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $7.11 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Operations Data presented below for the years ended December 31, 2004, 2003 and 2002, and the Consolidated Balance Sheet Data as of December 31, 2004 and 2003, have been derived from our Consolidated Financial Statements included on pages F-1 through F-31 of this report, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The Consolidated Statement of Operations Data presented below for the years ended December 31, 2001 and 2000, and the Consolidated Balance Sheet Data as of December 31, 2002, 2001, and 2000, have been derived from audited financial statements not included in this report. See also Note 19 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly financial information for fiscal years 2004 and 2003.

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data and footnotes)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Revenues:
Brokerage revenues	$62,465	$50,858	$38,494	$18,602	$17,934
Brokerage interest expense	739	—	—	—	—

Net brokerage revenues	61,726	50,858	38,494	18,602	17,934
Subscription fees	8,125	7,034	6,639	9,566	8,170
Other (2)	1,989	2,257	3,258	12,819	26,822

Net revenues	71,840	60,149	48,391	40,987	52,926

Operating expenses:
Clearing and execution costs	21,320	17,938	11,312	5,772	4,787
Data center costs	5,969	5,110	5,616	5,532	4,002
Technology development	7,404	7,144	8,851	9,309	8,128
Sales and marketing	11,827	10,451	12,473	11,325	27,680
General and administrative (3)	10,903	8,778	10,048	18,893	17,894
(Recovery of) provision for insurance claim	—	—	(1,250)	2,707	—
Impairment of goodwill and intangible assets	—	—	—	5,285	—
Merger related costs	—	—	—	—	3,800

Total operating expenses	57,423	49,421	47,050	58,823	66,291

Income (loss) from operations	14,417	10,728	1,341	(17,836)	(13,365)
Other income, net	395	165	427	599	1,293

Income (loss) before income taxes	14,812	10,893	1,768	(17,237)	(12,072)
Income tax (benefit) provision	118	(731)	4	4,668	1,403

Net income (loss)	$14,694	$11,624	$1,764	$(21,905)	$(13,475)

Earnings (loss) per share:
Basic	$0.35	$0.29	$0.04	$(0.49)	$(0.31)
Diluted	0.33	0.27	0.04	(0.49)	(0.31)
Dividends declared per share	—	—	—	—	—

Weighted average shares outstanding:
Basic	41,658	40,467	43,328	44,459	43,956
Diluted	44,317	43,390	43,386	44,459	43,956

(Continued)

	DECEMBER 31,
	2004	2003	2002	2001	2000
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA (1):
Cash and cash equivalents (4)	$32,111	$30,485	$16,060	$19,982	$18,395
Cash segregated in compliance with federal regulations	347,095	532	350	—	—
Receivables from brokers, dealers, clearing organizations and clearing agents	19,404	527	751	255	1,029
Receivables from brokerage customers, net	56,985	—	—	—	—
Deposits with clearing organizations and clearing agents	14,498	—	—	—	—
Total assets	479,676	38,001	22,618	26,821	50,354
Capital lease obligations (5)	8	194	1,382	1,407	214
Shareholders’ equity	49,325	29,746	12,393	17,458	39,025

(1)	The selected financial data as of and for the year ended December 31, 2000 were restated to reflect the December 29, 2000 merger of TradeStation Technologies and TradeStation Securities under the pooling-of-interests method of accounting.
(2)	Licensing fees have been combined with other revenues on the Consolidated Statements of Income for each of the three years in the period ended December 31, 2004. We ceased marketing legacy customer software in May 2000 and ceased offering legacy customer software products domestically in September 2001. As such, licensing fees were not material for the three years ended December 31, 2004. Licensing fees were approximately $5.0 million and $18.3 million for the years ended December 31, 2001 and 2000, respectively.
(3)	Amortization of intangible assets has been combined with general and administrative expenses on the Consolidated Statements of Income for the three years in the period ended December 31, 2004. Amortization of intangible assets was approximately $55,000, $202,000, $891,000, $6.2 million and $6.0 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(4)	Includes restricted cash of $1.9 million, $2.2 million, $3.1 million, $3.6 million and $510,000 at December 31, 2004, 2003, 2002, 2001 and 2000, respectively. See Note 17 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.
(5)	Capital lease obligations are included in “Accrued expenses” in the Consolidated Balance Sheets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report.

Overview

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are currently TradeStation Group’s two operating subsidiaries.

TradeStation Securities, a leading online brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and a member of the NASD, NYSE, SIPC, NFA, DTCC, OCC, AMEX, ARCX, BOX, CBOE, Eurex US, ISE, PCX and PHLX. TradeStation Securities’ business is also subject to the rules and requirements of the SEC, CFTC and state regulatory authorities.

In September 2004, TradeStation Securities commenced self-clearing of equities trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling security transactions with the DTCC; settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers. In the 2004 fourth quarter (the first full quarter of self-clearing active trader equities accounts), brokerage revenues included increased interest income, net of interest expense, and clearing costs were reduced, which, in the aggregate, represented approximately a $1.5 million improvement to income from operations from the 2004 third quarter.

By the end of 2004, TradeStation Securities had approximately 18,300 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to approximately 12,300 accounts at the end of 2003. During the 2004 fourth quarter, TradeStation Securities’ brokerage customer account base averaged nearly 35,000 DARTs, as compared to 26,500 during the 2003 fourth quarter. As of December 31, 2004, the average account asset balance of an equities account was nearly $100,000 and the average asset balance of a futures account was over $20,000.

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

Results of Operations

For the three years ended December 31, 2004, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

Effective April 2004, TradeStation Securities and TradeStation Technologies amended their intercompany licensing and support agreement and, with the parent company and a presently-inactive subsidiary, entered into an expense-sharing agreement to reflect current business relationships and to comply with applicable regulatory requirements (these two agreements are collectively referred to in this report as “intercompany expense allocation agreements”). These changes had no effect on the consolidated results, but did result in an increased allocation of general and administrative expenses to the brokerage services segment, and a corresponding decrease in general and administrative expenses to the software products and services segment, of approximately $428,000 for the year ended December 31, 2004.

For the periods indicated, the following table presents certain items in our consolidated statements of income by segment:

	YEAR ENDED DECEMBER 31, 2004				YEAR ENDED DECEMBER 31, 2003
	Brokerage Services	Software Products and Services	Eliminations	Total	Brokerage Services	Software Products and Services	Eliminations	Total
	(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$62,465	$—	$—	$62,465	$50,858	$—	$—	$50,858
Brokerage interest expense	739	—	—	739	—	—	—	—

Net brokerage revenues	61,726	—	—	61,726	50,858	—	—	50,858
Subscription fees	—	24,471	(16,346)	8,125	—	21,276	(14,242)	7,034
Other	254	1,735	—	1,989	219	2,038	—	2,257

Net revenues	61,980	26,206	(16,346)	71,840	51,077	23,314	(14,242)	60,149

Operating expenses:
Clearing and execution costs	21,320	—	—	21,320	17,938	—	—	17,938
Data center costs	17,159	5,156	(16,346)	5,969	15,205	4,147	(14,242)	5,110
Technology development	1,572	5,832	—	7,404	1,403	5,741	—	7,144
Sales and marketing	11,296	531	—	11,827	9,855	596	—	10,451
General and administrative	5,788	5,115	—	10,903	4,165	4,613	—	8,778
(Recovery of) provision for insurance claim	—	—	—	—	—	—	—	—

Total operating expenses	57,135	16,634	(16,346)	57,423	48,566	15,097	(14,242)	49,421

Income from operations	$4,845	$9,572	$—	$14,417	$2,511	$8,217	$—	$10,728

	YEAR ENDED DECEMBER 31, 2002
	Brokerage Services	Software Products and Services	Eliminations	Total
	(In thousands)
Revenues:
Brokerage revenues	$38,494	$—	$—	$38,494
Brokerage interest expense	—	—	—	—

Net brokerage revenues	38,494	—	—	38,494
Subscription fees	—	16,352	(9,713)	6,639
Other	—	3,258	—	3,258

Net revenues	38,494	19,610	(9,713)	48,391

Operating expenses:
Clearing and execution costs	11,312	—	—	11,312
Data center costs	10,534	4,795	(9,713)	5,616
Technology development	644	8,207	—	8,851
Sales and marketing	11,179	1,294	—	12,473
General and administrative	4,851	5,197	—	10,048
(Recovery of) provision for insurance claim	—	(1,250)	—	(1,250)

Total operating expenses	38,520	18,243	(9,713)	47,050

Income (loss) from operations	$(26)	$1,367	$—	$1,341

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in this report – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Net Brokerage Revenues. Net brokerage revenues is the key component of our results of operations and are comprised mainly of commission income for securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation online trading platform, interest earned and paid from self-clearing operations and interest revenue sharing arrangements with clearing agent firms. Brokerage commission income and related clearing costs are recorded on a trade date basis as transactions occur. Platform fees are recorded on an accrual basis as monthly services are provided. Interest revenue from customer margin debit balances and customer cash balances and interest expense incurred on customer cash balances is recorded on an accrual basis as interest is earned or incurred.

Income Taxes. As of December 31, 2004, we had net deferred income tax assets of $3.8 million, which included a valuation allowance of $926,500. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. In June 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. In the opinion of management, it was more likely than not that these benefits would be realized. This decision was triggered primarily by TradeStation Securities receiving final approval by the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations at the end of the 2004 second quarter. The result of this reversal, as recorded in the 2004 second quarter, was a net income tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). The remaining valuation allowance of $926,500 relates to net operating loss carryforwards from a 1999 acquisition. We did not reverse the remaining $926,500 valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. See “Income Taxes” below, and Note 12 of Notes to Consolidated Financial Statements – INCOME TAXES.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. See Note 2 of Notes to Consolidated Financial Statements – SELF-CLEARING OPERATIONS, Note 4 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 17 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During 2004, we reversed $569,000 of our accruals related to a third-party claim which had been inactive for over one year (and has remained inactive for an additional year). During 2003, we reduced our accruals by $301,000 as a result of the favorable resolution or reassessment of various claims. See “Brokerage Services Segment – Operating Expenses – General and Administrative” and “Software Products and Services Segment – Operating Expenses – General and Administrative” in both “Years Ended December 31, 2004 and 2003” and “Years Ended December 31, 2003 and 2002.”

Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using market factors available at the time, we estimated the potential losses relating to the sublease of facilities that we would no longer occupy. During the years ended December 31, 2003 and 2002, we increased our estimated loss accrual by $70,000 and $733,000, respectively, based on then-current market factors and actual sublease arrangements. Net payments of $192,000, $290,000 and $380,000 were applied against this accrual during 2004, 2003 and 2002, respectively, resulting in a balance of $320,000 as of December 31, 2004.

Years Ended December 31, 2004 and 2003

Overall

Net revenues were $71.8 million for the year ended December 31, 2004, as compared to $60.1 million for the year ended December 31, 2003, an increase of $11.7 million, or 19%, due to increases in net brokerage revenues of $10.9 million and subscription fees of $1.1 million, partially offset by a decrease in other revenues of $269,000.

Income from operations was $14.4 million for the year ended December 31, 2004, as compared to $10.7 million for the year ended December 31, 2003, an improvement of $3.7 million, or 34%. This improvement was due primarily to higher brokerage revenues, net of related clearing and execution costs, and increased subscription fees, partially offset by a decrease in other revenues and increases in each operating expense category.

Other income, net consists primarily of interest income earned on our cash and cash equivalents offset by interest expense related to capital lease obligations and bank fees, as well as gains or losses on the sale of assets. Other income, net was $396,000 for the year ended December 31, 2004, as compared to $166,000 for the year ended December 31, 2003. The increase of $230,000 was due primarily to an increase in interest income of $75,000 during 2004, lower interest expense during 2004 of $64,000 (the result of fewer capital lease obligations), and a $55,000 loss on the sale of securities investments during 2003.

A net income tax provision of $118,000 was recorded during the year ended December 31, 2004 as compared to a net income tax benefit of $731,000 for the year ended December 31, 2003. In 2004, the company’s effective income tax rate of approximately 38% was mostly offset by the reversal of a significant portion of our valuation allowance on our deferred income tax assets. In 2003, the net income tax benefit was associated mainly with income tax refunds. See “Income Taxes” below.

Brokerage Services Segment

Revenues

Net Brokerage Revenues. Net brokerage revenues are comprised mainly of brokerage commission income and fees earned from brokerage customers’ securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation electronic trading platform, interest revenue sharing arrangements with the brokerage’s clearing agent firms, and, beginning with the September 2004 commencement of self-clearing of equities trades for our active trader client base, interest revenue earned from customer margin debit balances and customer cash balances less interest expense incurred on customer cash balances. For the year ended December 31, 2004, net brokerage revenues were $61.7 million (which included brokerage commissions of $44.5 million), net of $739,000 of interest expense paid on customer cash balances, as compared to brokerage revenues of $50.9 million (which included brokerage commissions of $40.4 million) for the year ended December 31, 2003. This $10.9 million increase, or 21%, was due primarily to increased trading activity and platform fees related to brokerage customer account growth, partially offset by a decrease in our commission pricing effective November 1, 2003. The industry has been experiencing price pressure and some of our competitors have recently reduced trading commissions and fees. Although we are currently comfortable with our pricing, we continuously review and assess it, and it is possible that our pricing will be refined or adjusted at times during 2005.

Other Revenues. Other revenues are comprised primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform. Other revenues were $254,000 for the year ended December 31, 2004, as compared to $219,000 in the prior year, an increase of $35,000, or 16%. This increase was the result of training workshops being offered in all twelve months of 2004, as opposed to not being offered until March during the 2003 period.

Operating Expenses

Clearing and Execution Costs. Clearing and execution costs are the costs associated with executing and clearing customer trades, including commissions paid to third-party broker-dealers, exchanges and other market centers. Beginning in 2004, clearing and execution costs include new expenses related to our self-clearing operations, primarily personnel and related expenses, back-office systems, statement and confirmation processing, postage costs and clearing expenses paid to the DTCC. Prior to the September 2004 commencement of self-clearing operations, we incurred incremental and start-up costs of approximately $1.4 million, which were comprised primarily of personnel and related expenses and consulting and travel expenses, for which we received no offsetting cost-savings.

Clearing and execution costs were $21.3 million for the year ended December 31, 2004, as compared to $17.9 million for the year ended December 31, 2003, an increase of $3.4 million, or 19%. This increase was due primarily to increased trading activity related to brokerage customer account growth and $1.4 million of incremental and start-up costs related to the period prior to the commencement of self-clearing equities trades. Beginning September 2004, these increases were partially offset by the benefits received from self-clearing equities trades. Also, in the 2003 second quarter, we incurred approximately $400,000 of increased costs for futures clearing imposed by our former futures clearing agent that were not incurred in 2004.

Clearing and execution costs, as a percentage of net brokerage revenues were approximately 35% for the years ended December 31, 2004 and 2003. For the first nine months of 2004 (prior to the first full quarter of self-clearing equities trades), clearing and execution costs as a percentage of net brokerage revenues were 38%, as compared to 35% during 2003, due primarily to the incremental and start-up costs in 2004 related to self-clearing equities trades and brokerage commission price reductions implemented near the end of 2003. While no assurances can be given, assuming we make no decreases in pricing to our customers, we expect to see improvement in clearing and execution costs as a percentage of net brokerage revenues in 2005, as compared to 2004, given that 2005 will not include the impact of the incremental and start up costs for equities self-clearing we incurred in 2004. In 2005, clearing and execution costs may also decrease when TradeStation Securities commences full self-clearing of standardized equity option trades through use of its OCC membership.

Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, and, to a lesser extent, data communications costs necessary to connect our server farms directly to electronic market places. The intercompany subscription fees are pursuant to one of the intercompany expense allocation agreements, and are paid on a per user basis to the software products and services segment for providing streaming real-time, Internet-based trading analysis software and data services to brokerage customers. See “Technology Development” below. Data center costs were $17.2 million for the year ended December 31, 2004, as compared to $15.2 million for the year ended December 31, 2003, an increase of $2.0 million, or 13%, related primarily to an increase in intercompany subscription fees paid to the software products and services segment, which resulted mainly from an increase in the number of brokerage accounts during 2004 as compared to 2003. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses—Data Center Costs.”

Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its customers and the creation of documentation and other training and educational materials. Technology development expenses for the year ended December 31, 2004 were $1.6 million, as compared to $1.4 million for the year ended December 31, 2003, an increase of $169,000, or 12%, due mainly to increased personnel and related costs. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment – Operating Expenses—Technology Development.”

Sales and Marketing. Sales and marketing expenses consist primarily of: personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web-site maintenance and administration costs. Sales and marketing expenses were $11.3 million for the year ended December 31, 2004, as compared to $9.9 million for the year ended December 31, 2003, an increase of $1.4 million, or 15%, due primarily to increased advertising and promotional expenses of $1.8 million. Sales and marketing expenses are anticipated to continue to increase in 2005 as we ramp up our advertising and seek to grow our sales force to grow our customer account base.

General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $5.8 million for the year ended December 31, 2004, as compared to $4.2 million for the year ended December 31, 2003, an increase of $1.6 million, or 39%. This increase is due primarily to increases in professional fees of $1.3 million, personnel and related costs of $241,000 and insurance of $218,000, partially offset by decreases in settlement costs of $299,000. Professional fees increased during 2004 as compared to 2003 due to increased legal fees related to ongoing litigation and claims, and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Higher insurance costs were primarily the result of increased cost of directors’ and officers’ liability insurance. Accounting fees and insurance costs were also impacted by an increased allocation under the intercompany expense allocation agreements. These increases were partially offset by the 2004 first quarter reversal of an uninsured loss provision and related legal fees of $569,000 for a third-party claim which had remained inactive for over one year, versus the 2003 reversal of uninsured loss provisions and related legal fees of $201,000 due to the favorable settlement of two claims.

Software Products and Services Segment

Revenues

Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities pursuant to one of the intercompany expense allocation agreements, on a per user basis, the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Intercompany Subscription Fees have no effect on the consolidated results. Subscription fees were $24.5 million for the year ended December 31, 2004, as compared to $21.3 million for the year ended December 31, 2003, an increase of $3.2 million, or 15%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription

Fees, subscription fees were $8.1 million for the year ended December 31, 2004, as compared to $7.0 million for the year ended December 31, 2003, an increase of $1.1 million, or 16%, as a result of price increases to certain groups of subscribers during September 2003 and May 2004, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products and, to a lesser extent, licensing fees derived from direct sales of our legacy customer software products and revenues from our annual user conference that highlights strategy testing. Other revenues were $1.7 million for the year ended December 31, 2004, as compared to $2.0 million for the year ended December 31, 2003, a decrease of $303,000, or 15%. This decrease was comprised of decreased royalties and licensing fees totaling $586,000, partially offset by $283,000 of revenue earned from our annual user conference which was not held in 2003. The expected decrease in royalties and licensing fees is the result of no longer marketing legacy customer software since May 2000 and no longer offering legacy customer software products domestically since September 2001. Other revenues are expected to continue to decrease in 2005.

Operating Expenses

Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our facilities where the data server farms are located, including costs necessary to connect our data server farms directly to electronic marketplaces, depreciation and maintenance of servers, and data distribution and exchange fees. Data center costs for the year ended December 31, 2004 were $5.2 million, as compared to $4.1 million for the year ended December 31, 2003, an increase of $1.0 million, or 24%. The increase is due primarily to increased rent and data communication charges at our facilities of $1.7 million, partially offset by lower data distribution and exchange fees of $658,000. The decrease in data distribution and exchange fees resulted from increased recovery of exchange fees from customer accounts and, beginning during the 2003 fourth quarter, receipt of data directly from exchanges (as opposed to a data vendor who is paid monthly fees), partially offset by incremental costs related to account growth and approximately $208,000 of credits received during 2003 from our data vendor.

Technology Development. Technology development expenses include: expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; and testing of products and services. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including, but not limited to, all order execution technology. Technology development expenses were $5.8 million for the year ended December 31, 2004 and $5.7 million for the year ended December 31, 2003, an increase of $100,000, or 2%.

Sales and Marketing. We no longer actively market software products and services, the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses consisted primarily of personnel costs and, to a lesser extent, facility costs. Sales and marketing expenses were $531,000 for the year ended December 31, 2004, as compared to $596,000 for the year ended December 31, 2003, a decrease of $65,000, or 11%.

Sales and marketing expenses are expected to be less in 2005 due primarily to the transfer of substantially all of the customer support team from the software products and services segment to the brokerage services segment in April 2004.

General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel, such as: executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; amortization of intangible assets; and insurance. General and administrative expenses were $5.1 million for the year ended December 31, 2004, as compared to $4.6 million for the year ended December 31, 2003, an increase of $502,000, or 11%. This increase was due primarily to increased professional fees of $442,000 (related to increased legal fees for ongoing litigation and claims and increased accounting fees related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002), increased personnel and related costs of $467,000 and a higher provision for settlement costs of $130,000. These increases were partially offset by a favorable adjustment of $251,000 resulting from a prior years’ sales tax audit and decreased telecommunication costs of $292,000.

Years Ended December 31, 2003 and 2002

Overall

Total revenues were $60.1 million for the year ended December 31, 2003, as compared to $48.4 million for the year ended December 31, 2002, an increase of $11.7 million, or 24%, due primarily to an increase in brokerage revenues of $12.4 million, slightly offset by a decrease in other revenues (which relate primarily to our legacy software business, which is no longer an active focus).

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

Brokerage Services Segment

Revenues

Net Brokerage Revenues. For the year ended December 31, 2003, net brokerage revenues were $50.9 million (which included brokerage commissions and fees of $40.4 million), as compared to brokerage revenues of $38.5 million (which included brokerage commissions and fees of $34.4 million) for the year ended December 31, 2002. This $12.4 million increase, or 32%, was due primarily to brokerage customer account growth.

Other Revenues. Other revenues were $219,000 for the year ended December 31, 2003. There were no other revenues for the year ended December 31, 2002.

Operating Expenses

Clearing and Execution Costs. Clearing and execution costs were $17.9 million for the year ended December 31, 2003, as compared to $11.3 million for the year ended December 31, 2002, an increase of $6.6 million, or 59%, due primarily to increased trading activity related to brokerage customer account growth and, to a lesser extent, an increase in futures clearing costs during the 2003 second quarter prior to our May 2003 change in futures clearing agents.

Clearing and execution costs, as a percentage of brokerage revenues, increased to 35% for the year ended December 31, 2003, as compared to 29% for the year ended December 31, 2002 due primarily to: (i) the lower gross margins that resulted from our equities per share pricing structure first offered in the second quarter of 2002; (ii) overall price reductions; and (iii) increased costs for futures clearing, during the second quarter of 2003, imposed by our former futures clearing agent.

Data Center Costs. Data center costs were $15.2 million for the year ended December 31, 2003, as compared to $10.5 million for the year ended December 31, 2002, an increase of $4.7 million, or 44%, due primarily to the increased number of brokerage accounts during 2003 as compared to 2002, partially offset by a 17% decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities during 2003. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses—Data Center Costs.”

Technology Development. Technology development expenses for the year ended December 31, 2003 were $1.4 million, as compared to $644,000 for the year ended December 31, 2002, an increase of $759,000, or 118%, due mainly to increased personnel and related costs as a result of the transfer to the brokerage services segment of seven positions from the software products and services segment at the beginning of the 2002 fourth quarter. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany agreement. See “Software Products and Services Segment – Operating Expenses—Technology Development.”

Sales and Marketing. Sales and marketing expenses were $9.9 million for the year ended December 31, 2003, as compared to $11.2 million for the year ended December 31, 2002, a decrease of $1.3 million, or 12%, due primarily to decreased advertising and promotional costs.

General and Administrative. General and administrative expenses were $4.2 million for the year ended December 31, 2003, as compared to $4.9 million for the year ended December 31, 2002, a decrease of $686,000, or 14%. This decrease is due primarily to a decrease in facility costs of $522,000 (related primarily to the estimated loss on the sublease of facilities recorded during 2002), and the 2003 reversal of certain uninsured loss provisions including related legal fees in the amount of $201,000 due to the favorable settlement of certain claims, partially offset by increased communications costs of $148,000. See “Critical Accounting Policies and Estimates – Sublease of Facilities” and “– Uninsured Loss Reserves.”

Software Products and Services Segment

Revenues

Subscription Fees. Subscription fees were $21.3 million for the year ended December 31, 2003, as compared to $16.4 million for the year ended December 31, 2002, an increase of $4.9 million, or 30%, due primarily to a $4.5 million increase in Intercompany Subscription Fees which resulted from increased brokerage accounts at TradeStation Securities, partially offset by a decrease in the per account Intercompany Subscription Fee charged by TradeStation Technologies to TradeStation Securities during 2003. Excluding Intercompany Subscription Fees, subscription fees were $7.0 million for the year ended December 31, 2003, as compared to $6.6 million for the year ended December 31, 2002, an increase of $395,000, or 6%, as a result of a change to higher-priced subscription offerings during 2003, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

Other Revenues. Other revenues were $2.0 million for the year ended December 31, 2003, as compared to $3.3 million for the year ended December 31, 2002, a decrease of $1.2 million, or 37%. This expected decrease is the result of no longer marketing legacy customer software since May 2000 and no longer offering legacy customer software products domestically since September 2001.

Operating Expenses

Data Center Costs. Data center costs for the year ended December 31, 2003 were $4.1 million, as compared to $4.8 million for the year ended December 31, 2002, a decrease of $648,000, or 14%. The decrease is due primarily to lower data distribution and exchange fees of $448,000, and lower server costs of $240,000, partially offset by increased rent and data communication charges at our data center facilities of $40,000. The decrease in data distribution and exchange fees resulted from approximately $208,000 of credits received from data providers, increased recovery of exchange fees from customer accounts and, beginning during the 2003 fourth quarter, receipt of data directly from exchanges, partially offset by incremental costs related to account growth.

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

General and Administrative. General and administrative expenses were $4.6 million for the year ended December 31, 2003, as compared to $5.2 million for the year ended December 31, 2002, a decrease of $584,000, or 11%. This decrease was due primarily to decreased amortization of intangible assets of $689,000 (fully amortized in October 2002), decreased personnel and related costs of $123,000 and the 2003 reversal of uninsured loss provisions in the amount of $100,000 due to the reassessment of certain potential claims, partially offset by increased facility costs of $192,000 and increased consulting and professional fees of $122,000.

(Recovery of) Provision for Insurance Claim. In June 2001, we made a claim of $2.7 million with our insurance carrier relating to a trading error made with respect to a customer’s account. As of the 2001 year end, the insurance company had formally denied this claim and, accordingly, the receivable that had been recorded in our consolidated balance sheet was fully reserved. On July 25, 2002, we entered into an agreement with the insurance company to settle this claim for $1.25 million, payment of which was received in August 2002. Accordingly, during the third quarter of 2002, we recorded a recovery of $1.25 million.

Income Taxes

During the year ended December 31, 2004, we recorded an income tax provision, net of benefits, of $118,000. In 2004, the company’s effective income tax rate of approximately 38% was primarily offset by the reversal of a significant portion of our valuation allowance on our deferred income tax assets. In June 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. In the opinion of management, it was more likely than not that these benefits would be realized. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The decision to reverse a significant portion of the valuation allowance was triggered primarily by TradeStation Securities receiving final approval by the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which includes integrated options execution), as well as eight consecutive quarters of income from operations. In the 2004 second quarter, the result of this reversal was a net tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). As of December 31, 2004, we had net deferred income tax assets of $3.8 million, which included a valuation allowance of $926,500, pertaining to net operating loss carryforwards from a 1999 acquisition. We did not reverse the remaining valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required.

As of December 31, 2004, for federal income tax purposes, we had available total net operating loss carryforwards and income tax credit carryforwards of approximately $6.1 million and $983,000, respectively (expiring between 2018 and 2024). These amounts include $3.6 million of net operating loss carryforwards and $124,000 of income tax credits (expiring between 2010 and 2019) that relate to a 1999 acquisition, and are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year. Additionally, the company has available approximately $242,000 of corporate income tax credits for current year minimum federal income tax liability, which can be carried forward indefinitely. For Florida state income tax purposes, the company has available net operating loss carryforwards estimated at $14.4 million (expiring in 2020 through 2023).

During the year ended December 31, 2003, we recorded a net income tax benefit of $731,000 consisting of refunds related to prior year federal income tax returns (see below), and state income tax refunds received during 2003 for the overpayment of a prior year’s income tax, partially offset by an increase to the valuation allowance established for the estimated amount due under the 2003 alternative minimum tax calculation. Other than the increase to the valuation allowance for the estimated amount due under the 2003 alternative minimum tax calculation, the income tax expense associated with net operating income generated during the year ended December 31, 2003 was totally offset by a reduction to the previously established valuation allowance, including the net operating loss carryforwards.

In February 2003, in connection with an Internal Revenue Service (“IRS”) audit of a prior year’s federal income tax return, we learned that we were entitled to a $72,000 refund related to research and development tax credits. We recorded that benefit in the 2003 first quarter. Also in conjunction with the IRS audit, in late April 2003 we were advised that we were due a refund relating to our 1997 federal income taxes paid. Accordingly, during the 2003 second quarter, we recorded a benefit of approximately $802,000. The full amount of the income tax receivable and related interest thereon was received during October 2003.

During the year ended December 31, 2002, the income tax expense associated with net operating income generated during the year was offset by a reduction to the previously established valuation allowance, and taxes were only provided for certain state and local income taxes where our net operating loss carryforwards could not be utilized, resulting in a tax provision of $4,000.

See Note 12 of Notes to Consolidated Financial Statements – INCOME TAXES.

Variability of Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past,

and are likely to vary in the future. Such fluctuations are likely to result in volatility in the price of our common stock. See Issues, Uncertainties and Risk Factors below and Note 19 of Notes to Consolidated Financial Statements – UNAUDITED QUARTERLY FINANCIAL INFORMATION.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of approximately $32.1 million, of which $1.9 million was restricted, supporting a facility lease. See Note 17 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

As of December 31, 2004, TradeStation Securities had: $347.1 million of cash segregated in compliance with federal regulations, in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; net receivables from brokerage customers of $57.0 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $19.4 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $420.7 million at December 31, 2004. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At December 31, 2004, TradeStation Securities had net capital of approximately $23.6 million (27.0% of aggregate debit items), which was approximately $21.8 million in excess of its required net capital of approximately $1.7 million.

In addition to net capital requirements, as a self-clearing broker-dealer, TradeStation Securities is subject to DTCC, OCC, clearing agent and other cash deposit requirements which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of December 31, 2004, we had interest-bearing security deposits totaling $14.5 million with clearing organizations and clearing agents for the self-clearing of stock trades and the omnibus clearing of standardized equity option trades. Now that TradeStation Securities’ membership application with the OCC has been approved (approval was given March 7, 2005), additional fluctuations and adjustments in cash deposits are expected.

A summary of our long-term debt obligations, capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) as of December 31, 2004 is as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	7,520	7,520	—	—	—
Operating lease obligations	15,865,893	2,537,249	6,110,746	3,875,325	3,342,573
Purchase obligations	3,431,180	1,903,003	1,528,177	—	—

Total	$19,304,593	$4,447,772	$7,638,923	$3,875,325	$3,342,573

In addition to the purchase obligations set forth in the table above, we currently anticipate, in connection with the expected growth of our brokerage business, capital expenditures of up to $2.0 million in 2005 (primarily for the purchase of computer hardware and software to support the growth of our data server farms and other operations). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Cash provided by operating activities totaled approximately $515,000, $13.3 million and $4.8 million during the years ended December 31, 2004, 2003, and 2002, respectively. Net cash provided by operating activities was due primarily to net income, as adjusted for non-cash items, including the reversal of the valuation allowance associated with deferred income tax assets, partially offset by net cash outflows associated with the commencement of self-clearing operations during September 2004 including $14.5 million of deposits paid to clearing organizations. Net cash provided by operating activities during 2003 was due primarily to net income, as adjusted for non-cash items, partially offset by an increase in accrued expenses. Net cash provided by operating activities during 2002 was due primarily to net income (including $1.25 million received in an insurance settlement), as adjusted for non-cash items, and an increase in accounts payable and accrued expenses, partially offset by an increase in receivables from clearing organizations.

Investing activities provided cash of $450,000 during the year ended December 31, 2004 due to $2.0 million of proceeds from the maturity of marketable securities and a decrease in restricted cash of $239,000, partially offset by capital expenditures of $1.4 million (mostly computer hardware and software for our data server farms and our back-office systems to support the growth of our business) and the acquisition of exchange membership seats of $415,000. Investing activities used cash of $2.4 million during the year ended December 31, 2003 mainly for the purchase of marketable securities of $2.0 million and capital expenditures of $1.3 million, (mostly computer hardware and software to support the growth of our business operations), partially offset by a decrease in restricted cash of $927,000. During the year ended December 31, 2002, net cash provided by investing activities of $19,000 was due primarily from cash proceeds of $1.0 million from the sale of legacy brokerage customers, a decrease in restricted cash of $540,000, proceeds from maturity of marketable securities of $315,000, partially offset by capital expenditures of $1.7 million and the acquisition of data rights for $100,000.

Financing activities provided cash of $900,000 and $4.5 million during the years ended December 31, 2004 and 2003, respectively, and used cash of $8.2 million during 2002. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans, and purchases under our employee stock purchase plan, provided cash of $1.1 million, $4.8 million and $43,000 during 2004, 2003 and 2002, respectively.

In connection with the initial public offering of the predecessor to TradeStation Securities, warrants to purchase up to 225,000 shares of that predecessor company’s common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 9, 2004. We assumed such warrants in connection with the merger between TradeStation Technologies and TradeStation Securities, and, based on the 1.7172 to 1 merger conversion ratio, the underwriters were granted rights to purchase up to 386,369 shares of the company’s common stock at an exercise price of $6.73. In July 2003, we filed a registration statement with the Securities and Exchange Commission to register the warrants and the 386,369 shares of common stock issuable upon the exercise of such warrants, which was declared effective by the Securities and Exchange Commission on August 13, 2003. During the second half of 2003, we issued 196,807 shares of common stock associated with the exercise of warrants in exchange for net cash proceeds of $914,000 and the delivery and cancellation of 123,027 warrants. During 2004, we issued 1,851 shares of common stock associated with the exercise of warrants in exchange for the delivery and cancellation of 4,108 warrants. All unexercised warrants expired in June 2004.

During 2002, net cash used in financing activities was primarily $6.9 million of cash paid for the purchase and retirement of 5 million shares of our common stock. In July 2002, we announced a stock repurchase program authorizing, at the discretion of management, the use of available cash to purchase from time to time up to 4 million shares of our common stock in the open market or through privately-negotiated transactions. Through October 2002, we had purchased and retired all 4 million shares at prices ranging from $1.35 to $1.40 per share, for a total purchase price of $5.5 million. This included two private transactions with a former principal shareholder of onlinetradinginc.com corp. for the purchase of 1.5 million shares at a price of $1.35 per share and 2.4 million shares at a price of $1.40 per share. In November 2002, we purchased and retired an additional one million shares at a price of $1.35 per share in a private transaction with another former principal shareholder of onlinetradinginc.com corp., bringing the total shares of common stock purchased and retired for the year to 5 million, for a total purchase price of $6.9 million. During the third quarter of 2003, those former principal shareholders of onlinetradinginc.com corp. filed lawsuits seeking rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. We believe all of the allegations are baseless. See Note 17 of Notes to Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES - Litigation and Claims for further discussion.

Repayments of capital lease obligations were $186,000, $1.2 million and $1.4 million during 2004, 2003 and 2002, respectively.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005, but we have not yet determined if we will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 of Notes to Consolidated Financial Statements – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Stock-Based Compensation. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in 2004 for such excess tax deductions was $3.8 million. In 2003 and 2002, we had a full valuation allowance on our deferred income tax assets and, therefore, no amount was recognized for such excess tax deductions, if any.

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

Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	general economic and market factors that affect active trading, including trade volume, market volatility, market direction or trends, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	market or competitive pressure to lower commissions and fees charged to customers (both E*Trade and Schwab reduced their online brokerage commissions in the 2005 first quarter) or to reduce or eliminate monthly platform fees paid by brokerage customers;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effect of our recent decision to increase materially advertising and marketing expenditures to try to help grow revenues and market share, and the timing of those marketing campaigns;

•	the negative effect on revenues that would result if our active trader clients who engage in short selling (a large component of our trade activity) become unsatisfied with the short sale borrowing inventory we provide now that we no longer have access to Bear Stearns’ short sale borrowing inventory and in light of new SEC regulations that make it more difficult for us to offer such inventory;

•	the collectibility of an unsecured customer account receivable which, as of February 28, 2005, was approximately $207,000 (plus accrued interest thereon), and future unsecured accounts receivable that may arise;

•	the timing, success, volatility and other characteristics or effects that develop concerning our new forex and online options trade execution services, and our planned forex service enhancements, including customer acceptance and size of market;

•	costs, material shifts in cash requirements and/or adverse financial consequences that may occur with respect to clearing organization, clearing agent and/or exchange requirements, or regulatory issues, including exchange, clearing agent or clearing organization cash deposit requirements, reserve and settlement requirements and other financial requirements;

•	pending or potential third-party claims that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments), than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), and pending NASD arbitrations concerning brokerage customer claims seeking, in the aggregate, tens of millions of dollars of actual and punitive damages;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations (as a result of lower-than-expected share volume, brokerage accounts, assets per equity account, daily average trades or other reasons), the negative effects of such lower revenues to our bottom line, including our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of recent enhancements to the TradeStation electronic trading platform, including the possibility of less-than-anticipated appeal to customers and unexpected technical issues or difficulties;

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third-party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third party claims); and

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chance of success in the institutional trader market.

Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. To the extent that interest in active trading decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially, adversely affected. Unfavorable market conditions have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also usually result in more losses for our customers, which could result in increases in quantity and size of errors or omissions or other claims that may be made against us by customers. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

We May Not Benefit As Much As We Think We Will From Self-Clearing Equity Trades For Active Trader Accounts

Self-clearing operations for our active trader equities accounts began in September 2004. Prior to the September conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns, as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. Now that we have commenced self-clearing, we do so with no prior experience, and the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Also, such anticipated savings may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations rely on the Phase3 self-clearing software licensed to us by SunGard Financial Systems, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results. Further, errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities transactions, the custody and control of client securities and other assets, or otherwise relating to the handling of our clients’ securities and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors.

We Are Exposed to Credit Risk

We make margin loans to clients collateralized by client securities, and borrow securities to cover trades. In fact, nearly all of our clients’ accounts are margin, as opposed to cash, brokerage accounts. A portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral substantially decreases in proportion to the amount of a client’s indebtedness. As of February 28, 2005, we are carrying approximately $207,000 of an unsecured account debit (plus accrued interest thereon) that resulted from large losses in one client’s account that occurred in September 2004 as a result of a sudden, large adverse price movement to a concentrated securities position being maintained by that client. While we have implemented additional risk-management procedures designed to reduce this risk, there can be no assurance that we will not experience periodic or frequent unsecured account debits that materially and adversely affect our results of operations. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material, adverse effect on our revenues and profitability.

Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services in the industry, as well as consolidation of the types of financial instruments (equities, equities options, futures, forex) offered by firms. There has also been consolidation of online brokerage firms generally. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure (both on transactional commissions and monthly platform fees); the timing and market acceptance of new products and services and enhancements developed by our competitors (including strategy back-testing and automation capabilities); market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail customers; data availability and cost; and third-party clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to design, improve and support materially error-free Internet-based systems; ease-of-use of our products and services; reliability of our products and services; pricing decisions; the ability and resources to provide sufficient short sale inventory; self-clearing costs; and sales and other marketing decisions and efforts.

Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (“ECNs”) and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearing and of the clearing agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customer’s forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearing and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, clearing agent, exchange and ECN outages or issues which are beyond our control. Also, a hardware or software failure (a hardware failure caused a 30-minute post-market-open outage in October 2004), software design limitations or errors that exist in our and others’ technologies, power or telecommunications interruption or natural disaster could cause a systems failure or other potentially damaging results.

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

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, including unanticipated costs for self-clearing and/or omnibus clearing operations (such as large cash or security deposits, which are $17.4 million as of February 28, 2005, and which are expected to increase as our business grows); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; unanticipated costs relating to our new forex and options execution services; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional customers; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

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

Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain New York Stock Exchange (NYSE), American Stock Exchange (AMEX), Nasdaq, Options Price Reporting Authority (OPRA), Chicago Mercantile Exchange (CME), Chicago Board of Trade (CBOT) and OneChicago real-time market data directly from those exchanges, but obtain other market data (such as forex data) and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage customers are obtained from established clearing agents and, with respect to our self-clearing operations, our software system licensing agreement with SunGard. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for transactional clearing fees and charges, and the contract with the forex dealer provides for sharing a fixed amount of the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing agent in response to a substantial increase in our clearing costs imposed by our former futures clearing agent. Changes (or, in some cases, failure or inability to make changes) in our relationships with one or more of these third parties, or involuntary termination of one or more of those relationships, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We Are Subject To Intellectual Property Litigation

There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there was recently an infringement claim asserted against us and eight other online brokerage firms by a company named Datamize, Inc., which could have had a material adverse effect on our business, financial condition, results of operations and prospects if it was successful (we settled the suit in December 2004 for an amount immaterial to our financial statements). Such a case, as well as any other infringement case that may be brought against us, could result in our being unable to use intellectual property which is integral to one or more of our products or services.

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

Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Actions Against Us

The securities and commodity futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well. The various governmental authorities and industry self-regulatory organizations that supervise and regulate (and may soon supervise and regulate) our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business. For example, in January 2005 new “short sale” rules promulgated by the SEC became effective that may materially, adversely affect our ability to provide quality short sale brokerage services to our equities brokerage customers. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel and enter into suitable contractual relationships with appropriate vendors, lenders and counterparties. Our brokerage could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance.

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

Customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers’ funds, due to privacy or security concerns. This risk will grow if, as and to the extent “cyberterrorism” occurs or is perceived to be a viable, prominent threat or likelihood to occur (or recur on a regular basis). We do incorporate security measures into our privacy policies. However, no assurances can be made that a breach of such measures will not occur, and a major breach of customer privacy or security could have serious consequences for our Internet-based operations. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects or otherwise, that could also have significant negative consequences for the growth of our current and planned operations.

Our Brokerage Must Meet Net Capital And Other Financial Requirements As A Broker-Dealer That, If Not Satisfied, Could Result In Severe Penalties Or Other Negative Consequences, And Which At All Times Limit Our Right To Use All Of The Brokerage’s Cash

The SEC, the NASD, the CFTC, the NFA, the DTCC (i.e., NSCC and DTC), certain exchanges and other regulatory and self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants, large, fluctuating cash deposit requirements, and reserve, settlement and other financial requirements. Net capital is the net worth of the regulated company (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by the NASD or NFA, and it could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

Control Of TradeStation Group By The Cruzes Means That Important Decisions Affecting The Company Are Concentrated In The Judgment Of Two Related Individuals

As of February 28, 2005, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own over 47% of the outstanding shares of our common stock. Therefore, as a practical matter, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will likely be determined by the Cruzes.

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

TradeStation Securities earns interest from interest revenue sharing arrangements with its clearing agents and as a self-clearing broker-dealer, holds interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. These funds totaled $347.1 million at December 31, 2004. Interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $420.7 million at December 31, 2004, in the form of customer cash balances. TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Because TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. We estimate that, based upon our brokerage customer balances as of the date of this report, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $25,000 to our net income after income taxes.

Changes in interest rates also affect the interest earned on our cash and cash equivalents. In order to reduce this interest rate risk, we are currently invested in investments with short maturities. As of December 31, 2004, our cash and cash equivalents consist primarily of interest bearing cash deposits and money market funds. Any increase or decrease in interest rates will not have a material impact on our interest earned on our corporate cash balances.

TradeStation Securities seeks to control risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 17 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

Our revenues and financial instruments are denominated in U.S. dollars, and we do not invest in derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firm set forth on pages F-1 through F-31 are filed as part of this report and incorporated herein by reference.

The Consolidated Financial Statement Schedule and the report of the independent registered public accounting firm set forth on pages S-1 through S-3 are filed as part of this report and incorporated herein by reference.

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

See pages F-2 through F-4 of the Consolidated Financial Statements for the Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm, each of which are filed as part of this report and incorporated herein by reference.

There have been no changes in the company’s internal controls over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The executive officers and directors of TradeStation Group and their respective ages and positions as of February 28, 2005 are as follows:

NAME	AGE	POSITION WITH THE COMPANY
William R. Cruz	43	Co-Chairman of the Board and Co-Chief Executive Officer
Ralph L. Cruz	41	Co-Chairman of the Board and Co-Chief Executive Officer
Salomon Sredni	37	President and Chief Operating Officer and Director
David H. Fleischman	59	Chief Financial Officer, Vice President of Finance and Treasurer
Marc J. Stone	44	Vice President of Corporate Development, General Counsel and Secretary
Michael W. Fipps (1)	62	Director
Stephen C. Richards (1)(2)	51	Director
Charles F. Wright (1)(2)	54	Director

(1)	Member of the Audit Committee of the board of directors.
(2)	Member of the Compensation Committee of the board of directors.

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

MARC J. STONE joined the company in May 1997 as its Vice President of Corporate Development, General Counsel and Secretary. Mr. Stone also serves as a director of the company’s two operating subsidiaries, as an executive registered principal of TradeStation Securities, the company’s principal operating subsidiary. Mr. Stone is also a Member of the New York Stock Exchange and the American Stock Exchange (serving as TradeStation Securities’ membership representative). From January 1993 to May 1997, Mr. Stone was a partner at a predecessor law firm of Bilzin Sumberg Baena Price & Axelrod LLP, which currently serves as the company’s regular outside counsel. Prior to that time, from 1985 to 1992, Mr. Stone was an associate with that predecessor law firm. Mr. Stone has a bachelor’s degree with concentrations in English and American Literature and in Theatre Arts and Dramatic Literature from Brown University, and received his law degree from University of California (Boalt Hall) School of Law at Berkeley. Mr. Stone is a member of the Bar of the State of New York, The Florida Bar, the American Bar Association and the New York State Bar Association.

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

STEPHEN C. RICHARDS joined the Board, and became a member of the Audit Committee and Compensation Committee, in August 1999. Currently retired, from April 2001 to December 2004, Mr. Richards served as the Chief Financial Officer and Chief Operating Officer (from November 2001) of McAfee, Inc. (NYSE:MFE), a provider of network security and availability solutions for e-business. He served as Chief Online Trading Officer of E*TRADE Group, Inc., (NYSE: ET), an online brokerage and banking company, from March 1999 to June 2000. From 1998 to February 1999, Mr. Richards served as Senior Vice President, Corporate Development and New Ventures at E*TRADE, following two years as E*TRADE’s Senior Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining E*TRADE in April 1996, Mr. Richards was Managing Director and Chief Financial Officer of Correspondent Clearing at Bear Stearns & Companies, Inc., one of the nation’s largest investment banking and brokerage firms, where he was employed for more than 11 years. He was also a former Vice President/Deputy Controller of Becker Paribas, and former First Vice President/Controller of Jefferies and Company, Inc. Mr. Richards serves on the board of governors of the Pacific Stock Exchange and is on the board of directors of Cray, Inc. (NASDAQ: CRAY), a computer hardware company, and Zantaz, a privately held company involved in information retention and discovery management software solutions. He received a Bachelor of Arts in Statistics and Economics from the University of California at Davis and an MBA in Finance from the University of California at Los Angeles. Mr. Richards is a Certified Public Accountant.

CHARLES F. WRIGHT is the Chairman of Fall River Group, Inc., which owns and operates a group of foundries in Wisconsin. He has been Chairman since 1984, and has been associated with Fall River Group since 1973. He is also the Chairman and a Principal of Fall River Capital, LLC, an investment advisory firm that specializes in the trading of global financial and natural resource futures. He has held these positions since 1999. Since 1997, Mr. Wright has also been Chairman and a co-owner of Quaestus & Co., Inc., a merchant banking firm located in Milwaukee, Wisconsin. Since 2001 he has been Chairman and co-owner of Kilbourn Capital Management, Inc., which manages the Kilbourn Diversified Strategy Fund, a hedge fund of funds. From 1992 until its acquisition by Cumulus Media, Inc. in 1997, Mr. Wright served as Chairman of Caribbean Communications Company Ltd., a developer and operator of a radio network throughout the English-speaking Caribbean Islands. Mr. Wright serves on the board of directors of Goodwill Industries of Southeastern Wisconsin and Metropolitan Chicago, Second Harvest Food Bank Foundation, and Good Hope School in St. Croix, U.S. Virgin Islands, and as a member of Greater Milwaukee Committee. Mr. Wright is registered with the CFTC and the NFA as a Commodity Trading Advisor, and holds a Master’s Degree in Business Administration from Harvard University Graduate School of Business. Mr. Wright became a director of the company in June 2001, at which time he was also elected to the Compensation Committee and Audit Committee of the board of directors. Mr. Wright occasionally performed consulting services for the company under a 3-year agreement that expired in 2002. All compensation payable under that agreement was paid in 1999, two years before he joined our board.

Independent Directors; Committees of the Board of Directors

As previously reported, on August 13, 2004, sales of shares of the company’s common stock by separate limited partnerships beneficially owned by each of William Cruz and Ralph Cruz (which were made pursuant to their respective Rule 10b5-1 plans) resulted in their combined percentage ownership of the outstanding shares of the company’s common stock falling below fifty percent (50%). Accordingly, on August 13, 2004, the company ceased to be a “Controlled Company” under the meaning of Nasdaq Rule 4350(c)(5). If a Nasdaq-listed company is no longer a “Controlled Company” under Nasdaq Rule 4350(c)(5), it is required, to the extent not already the case, to have the majority of its board consist of independent directors and to establish a nominating committee and compensation committee comprised solely of independent directors within the one-year phase-in period described in Nasdaq Rule 4350(a)(5). The company already has a compensation committee comprised solely of independent directors and, no later than August 12, 2005 (the expiration of the one-year phase-in period), intends to establish a nominating committee comprised solely of independent directors and ensure that a majority of its board consists of independent directors (currently, 50% of its board consists of independent directors).

The company’s board of directors currently includes three (3) nonemployee, independent members, Michael W. Fipps, Stephen C. Richards and Charles F. Wright, all of whom serve on the Audit Committee of the board of directors. The Audit Committee monitors and oversees the company’s financial reporting process on behalf of the board of directors. It reviews the independence of our auditors and is responsible for authorizing or approving the engagement of our auditors for both audit services and permitted non-auditing services, the scope of audit and non-auditing assignments, related fees, the accounting principles used in financial reporting, internal financial auditing procedures, the adequacy of the internal control procedures, critical accounting policies, and the overall quality of our financial reporting. Mr. Richards and Mr. Wright also serve on the Compensation Committee of the board of directors. The Compensation Committee determines executive officers’ salaries and bonuses and administers our Incentive Stock Plan and Employee Stock Purchase Plan.

Audit Committee Financial Experts

The Audit Committee of the Board of Directors of TradeStation Group has three members, two of whom, Michael W. Fipps and Stephen C. Richards, we believe are financial experts. Each is a certified public accountant. Mr. Fipps previously served as chief financial officer of an American Stock Exchange listed company. Mr. Richards previously served as the chief financial officer of two NYSE listed companies. Mr. Fipps and Mr. Richards are both independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based solely on review of the copies of such forms furnished to us and our understanding that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2004 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied.

Recommendation of Nominees

Since the date of our proxy statement for our 2004 annual meeting there has not been any material change to the procedures by which security holders may recommend nominees to our board of directors.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to all compensation paid or earned for services rendered to us in the three years ended December 31, 2004 by our Co-Chief Executive Officers and our three other most highly compensated executive officers who, as a group, comprise all of the executive officers of the company (together, the “Named Executive Officers”). We did not have a pension plan or a long-term incentive plan, had not issued any restricted stock awards and had not granted any stock appreciation rights as of December 31, 2004. The value of all perquisites and other personal benefits received by each Named Executive Officer did not exceed 10% of the Named Executive Officer’s total annual compensation.

	Annual Compensation			Long-Term Compensation Awards		All Other Compen- sation ($)(3)
NAME AND PRINCIPAL POSITION	Fiscal Year	Salary ($)	Bonus ($)(1)	Securities Underlying Options (#) (2)
William R. Cruz Co-Chief Executive Officer	2004 2003 2002	$190,000 165,000 150,000	$50,000 20,000 —	— — —		$4,560 3,960 5,400

Ralph L. Cruz Co-Chief Executive Officer	2004 2003 2002	$190,000 165,000 150,000	$50,000 20,000 —	— — —		$4,560 3,960 5,400

Salomon Sredni President and Chief Operating Officer	2004 2003 2002	$310,000 283,500 268,750	$100,000 75,000 54,000	— 200,000 130,000	(4)	$4,920 4,800 6,600

David H. Fleischman Chief Financial Officer, Vice President of Finance and Treasurer	2004 2003 2002	$226,500 218,500 208,562	$50,000 25,000 20,900	— 20,000 60,000	(4)	$4,920 4,800 6,600

Marc J. Stone Vice President of Corporate Development, General Counsel and Secretary	2004 2003 2002	$214,000 206,500 198,485	$40,000 23,000 19,850	— 20,000 55,000	(4)	$4,920 4,800 6,600

(1)	Represents bonus earned during the year but paid in subsequent year.
(2)	Represents shares of common stock issuable upon the exercise of options granted under our Incentive Stock Plan.
(3)	Represents 401(k) plan company matching contributions on behalf of the Named Executive Officer earned during the year but paid in the subsequent year.
(4)	See “OPTION GRANTS IN 2004 FISCAL YEAR” below.

OPTION GRANTS IN 2004 FISCAL YEAR

There were no options granted during the fiscal year ended December 31, 2004 to the Named Executive Officers. On January 3, 2005, we issued to 3 executive officers options to purchase an aggregate of 132,000 shares of common stock (representing approximately 25% of the total option grant), of which 100,000 were issued to our President and Chief Operating Officer, and 16,000 were issued to our Chief Financial Officer, Vice President of Finance and Treasurer and 16,000 were issued to our Vice President of Corporate Development, General Counsel and Secretary. Such options vest ratably in annual increments over a five-year period and are exercisable at $7.11 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

AGGREGATED OPTION EXERCISES IN 2004 FISCAL YEAR

AND 2004 FISCAL YEAR-END OPTION VALUES

The following table provides information regarding the value of all options exercised during 2004 by the Named Executive Officers and of all unexercised options held at December 31, 2004 by the Named Executive Officers measured in terms of the closing market price of our common stock on December 31, 2004.

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At December 31, 2004 (#)		Value of Unexercised In-the-Money Options At December 31, 2004 ($)(1)
Name			Exercisable	Unexcercisable	Exercisable	Unexcercisable
William R. Cruz	—	$—	—	—	$—	$—
Ralph L. Cruz	—	—	—	—	—	—
Salomon Sredni	—	—	511,123	282,000	1,657,031	596,720
David H. Fleischman	—	—	73,000	82,000	312,280	319,920
Marc J. Stone	—	—	213,900	73,000	779,910	265,800

(1)	Based on a per share price of $7.03 on December 31, 2004, which was the closing market price of our common stock on the last day of the 2004 fiscal year.

Other Compensation Arrangements

Executive Officer Bonus Plan. The Compensation Committee of the company put in place an incentive bonus compensation program for certain executive officers of the company for the 2004, 2003 and 2002 fiscal years. Under the program, an executive officer is eligible to earn an annual bonus as determined by, and at the discretion of, the Compensation Committee. See SUMMARY COMPENSATION TABLE above.

Incentive Stock Plan. Pursuant to the TradeStation Group, Inc. Incentive Stock Plan, officers, employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units. The authorized number of shares of common stock for issuance under the Incentive Stock Plan is 7,500,000, subject to future antidilution adjustments. As of December 31, 2004, options to purchase 4,587,727 shares were outstanding and 925,329 shares were available for issuance under the TradeStation Group Incentive Stock Plan.

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

TradeStation Securities Assumed Options. In connection with the December 29, 2000 merger acquisition of TradeStation Securities, we assumed the outstanding options under TradeStation Securities’ 1999 incentive stock plan. Each option issued under TradeStation Securities’ plan was assumed and converted to 1.7172 options to purchase the company’s common stock at the original exercise price divided by 1.7172. As of December 31, 2004, options to purchase 192,013 shares were outstanding.

Window On WallStreet Assumed Options. In October 1999, in connection with our merger acquisition of Window On WallStreet, TradeStation Technologies assumed all outstanding stock options to purchase Window On WallStreet common stock (“WOW Options”), which, based on an exchange ratio of .210974 shares of the TradeStation Technologies common stock for each share of Window On WallStreet common stock, were exercisable at the time of assumption for an aggregate of 182,529 shares of common stock (82,783 shares of common stock at an exercise price of $.48 per share, and 99,746 shares of common stock at an exercise price of $8.06 per share). The WOW Options generally vested ratably over a four-year period and their terms are ten years. After giving effect to the company’s assumption of the WOW Options pursuant to the company’s December 29, 2000 merger acquisition of TradeStation Securities, as of December 31, 2004 there were 11,623 WOW Options outstanding.

Nonemployee Director Stock Option Plan. Our Nonemployee Director Stock Option Plan, pursuant to which initial and annual grants of nonqualified stock options are made to each nonemployee director, became operative December 29, 2000 upon the assumption of the TradeStation Technologies Nonemployee Director Stock Option Plan and all options and option agreements issued thereunder. Upon initial election to the board of directors, each nonemployee director may be granted options to purchase up to 75,000 shares of common stock as determined by the board of directors at such time. Upon each re-election to the board of directors at the annual meeting of shareholders, each nonemployee director will be granted additional options to purchase 7,000 shares of common stock. Each option will be granted at an exercise price equal to the fair market value of the common stock on the date of grant. We have reserved 350,000 shares of common stock for issuance under the Nonemployee Director Stock Option Plan, subject to antidilution adjustments. Options granted to date have a term of five years and vest in equal installments over three years. As of December 31, 2004, options to purchase 113,000 shares were outstanding and 162,000 shares were available for issuance under the Nonemployee Director Stock Option Plan.

The board of directors has the power to amend the Nonemployee Director Stock Option Plan from time to time. Shareholder approval of a material amendment is generally required.

Outstanding Options. As of December 31, 2004, options to purchase a total of 4,904,363 shares were outstanding under all stock option plans (inclusive of all options assumed under the plans discussed above), of which options to purchase 1,235,023 shares had been granted to and are currently held by executive officers. During 2004, there were no options granted to executive officers, although on January 3, 2005 options to purchase 132,000 shares of common stock were granted to three executive officers. See “OPTIONS GRANTS IN 2004 FISCAL YEAR” above. In general, options granted under the Incentive Stock Plan and the other incentive stock plans described above vest at the rate of 20% per year and have a total term of ten years (except for the WOW Options, which vested ratably over 4 years and the Nonemployee Director stock options which vest ratably over 3 years). Options which have been granted under the Incentive Stock Plan to certain executive officers may immediately vest and become exercisable in certain circumstances. The options to purchase the shares granted and assumed under all plans discussed above that were outstanding as of December 31, 2004 have a weighted average exercise price of $3.85 per share. See Note 11 of Notes to Consolidated Financial Statements – SHAREHOLDERS’ EQUITY.

Employee Stock Purchase Plan. Our Employee Stock Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The Employee Stock Purchase Plan is administered by the Compensation Committee of the board of directors.

All employees whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the Employee Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of our stock, and the nonemployee directors, may not participate in the Employee Stock Purchase Plan. To participate in the Employee Stock Purchase Plan, an employee must authorize us to deduct an amount (not less than one percent nor more than ten percent of a participant’s total cash compensation) from his or her pay during six-month periods (each, a “Plan Period”). The maximum number of shares of common stock an employee may purchase in any Plan Period is 500 shares. The exercise price for the option for each Plan Period is 85% of the lower of the market price of the common stock on the first and last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions is refunded. An employee’s rights under the Employee Stock Purchase Plan terminate upon his or her voluntary withdrawal from the Employee Stock Purchase Plan or upon termination of employment. The first Plan Period (giving effect to the assumption of the predecessor company’s plan) began January 1, 1998. During the years ended December 31, 2004, 2003 and 2002, 24,011, 37,976, and 41,565 shares, respectively, of common stock were issued under the plan at average prices of $6.04, $3.26 and $1.03, respectively. As of December 31, 2004, there were 279,677 shares available for issuance under the Employee Stock Purchase Plan.

The board of directors has the power to amend or terminate the Employee Stock Purchase Plan. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Employee Stock Purchase Plan’s status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

401(k) Plan. We have a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation subject to the annual limit set by the Internal Revenue Service. Company contributions, if any, are vested 20% for each year of service. For the years ended December 31, 2004, 2003 and 2002, company contributions accrued under this plan were approximately $227,000, $210,000 and $265,000, respectively.

Non-Competition Agreements

Virtually all employees, including the Named Executive Officers, have entered into agreements with the company which contain certain non-competition, non-disclosure and non-solicitation restrictions and covenants, including a provision prohibiting such employees from competing with the company during their employment with us and for a period of two years thereafter.

Compensation Committee Interlocks And Insider Participation

We formed the Compensation Committee of the board of directors in December 2000, at which time two independent directors were appointed as members. During 2004, Stephen C. Richards and Charles F. Wright, both of whom are independent directors, served on the Compensation Committee. The compensation (including salaries, bonuses and stock options) of the company’s executive officers for 2004 was determined by the Compensation Committee. In 2004, no member of the Compensation Committee of the board of directors of our company had any relationship with the company requiring disclosure under Item 404 of Regulation S-K.

Director Compensation

Our independent directors currently receive $750 for attendance at each meeting of the board of directors and, if held on a separate date, committees thereof, with an additional $150 paid to the chairman of the committee meeting. Pursuant to the Nonemployee Director Stock Option Plan, each independent director receives options to purchase up to 75,000 shares of common stock upon initial election as a director, as determined by the board of directors at such time, and options to purchase 7,000 shares of common stock upon each re-election as an independent director at our annual meeting of shareholders. See “EXECUTIVE COMPENSATION – Other Compensation Arrangements – Nonemployee Director Stock Option Plan.” All directors may also be reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers did not in 2004 receive additional compensation for service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2005 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise described in the footnotes below, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

	Shares Beneficially Owned (1)
Name of Beneficial Owner (1)	Number	Percent
William R. Cruz (2)	10,054,738	24.0%
Ralph L. Cruz (3)	9,916,468	23.7%
Mazama Capital Management, Inc. (4)	2,227,900	5.3%
Salomon Sredni	559,873	1.3%
Charles F. Wright (5)	309,080	*
Marc J. Stone (6)	243,600	*
David H. Fleischman (7)	126,500	*
Michael W. Fipps (8)	28,083	*
Stephen C. Richards	28,000	*
All executive officers and directors as a group (8 persons)(9)	21,266,342	49.6%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. It includes options held by executive officers and/or directors which are exercisable within 60 days of February 28, 2005.
(2)	All but 100 shares are held by two Texas limited partnerships over which William R. Cruz, whose address is 8050 S.W. 10th Street, Suite 4000, Plantation, Florida 33324, possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships. In both limited partnerships, William R. Cruz is the sole limited partner. Includes 900 shares owned by the spouse of William R. Cruz with respect to which Mr. Cruz disclaims beneficial ownership.
(3)	The shares are held by two Texas limited partnerships over which Ralph L. Cruz, whose address is 8050 S.W. 10th Street, Suite 4000, Plantation, Florida 33324, possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships. In one limited partnership Ralph L. Cruz is the sole limited partner and in the other Ralph L. Cruz and his spouse are the limited partners.
(4)	Mazama Capital Management, Inc. (“Mazama”) is a registered investment advisor with offices at One S.W. Columbia, Suite 1500, Portland, Oregon 97258. Information as to the beneficial ownership of the company’s common stock by Mazama was obtained from a Schedule 13G filed on February 15, 2005 with the SEC which disclosed that Mazama was the beneficial owner of 2,227,900 shares, over all of which it had sole dispositive power and over 1,256,100 of which it had sole voting power. Such filing further disclosed that the shares were acquired in the ordinary course of business and were not acquired for the purpose of, and do not have the effect of, changing or influencing the control of the company, and were not acquired in connection with or as a participant in any transaction having such purpose or effect.
(5)	Includes 6,500 shares held as custodian for the benefit of the sons of Charles F. Wright.
(6)	Includes 5,700 shares of common stock held by the spouse of Marc J. Stone, with respect to which Mr. Stone disclaims beneficial ownership.
(7)	Includes 13,000 shares held by the spouse of David H. Fleischman, with respect to which Mr. Fleischman disclaims beneficial ownership.
(8)	Includes 500 shares held by the spouse of Michael W. Fipps, with respect to which Mr. Fipps disclaims beneficial ownership.
(9)	See other footnotes above.

Equity Compensation Plan Information

The following sets forth information as of December 31, 2004 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,904,363	(1)	$3.85	1,367,006	(2)
Equity compensation plans not approved by security holders	—		—	—
Total (1)	4,904,363		$3.85	1,367,006

(1)	Includes outstanding options to purchase 11,623 shares of common stock at a weighted-average exercise price of $8.06 assumed in the 1999 acquisition of Window On Wall Street and options to purchase 192,013 shares of common stock at a weighted-average exercise price of $5.45 assumed in the 2000 acquisition of TradeStation Securities.
(2)	Includes 925,329, 162,000, and 279,677 shares of common stock available for issuance under the Incentive Stock Plan, Nonemployee Director Stock Option Plan and Employee Stock Purchase Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

TradeStation Group and its audit committee are committed to ensuring the independence of its independent auditor. As such, it is our policy that all engagements of Ernst & Young LLP by TradeStation be pre-approved by the audit committee. During the company’s 2004 and 2003 fiscal years, Ernst & Young LLP performed services for the company for fees and expenses as follows:

	2004	2003
Audit Fees (1)	$595,385	$159,222
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

(1)	Audit fees consisted of services rendered for the audit of management’s assessment of the effectiveness of internal control over financial reporting, the audit of the effectiveness of internal control over financial reporting, the audits of TradeStation Group and its subsidiaries’ annual consolidated financial statements, quarterly reviews of TradeStation Group’s interim financial statements, consents, and reviews of documents filed with the Securities and Exchange Commission. During 2004, approximately $355,000 of the Audit Fees were related to the audit of management’s assessment of the effectiveness of internal control over financial reporting and the audit of the effectiveness of internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial Statements. The Financial Statements and notes thereto and the reports of the independent registered public accounting firm thereon set forth on pages F-1 through F-31 herein are filed as part of this report and incorporated herein by reference.
2.	Financial Statement Schedules. The Financial Statement Schedule and the report of the independent registered public accounting firm thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.
3.	Exhibits.

Exhibit Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	TradeStation Group, Inc. Incentive Stock Plan ***#

10.5	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.6	Form of Indemnification Agreement +

10.7	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.9	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.10	Sublease Agreement, dated January 6, 2004, between TradeStation Securities, Inc. and JVB Financial, Inc. (incorporated by reference to Exhibit 10.10 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.11	Form of Non-Competition and Non-Disclosure Agreement*

10.12	Form of Non-Competition Agreement +

10.13	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.14	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.15	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Report on Form 10-Q for the quarter ended June 30, 2003)

10.16	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.17	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.18	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.24 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.19	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, with respect to TradeStation Group, Inc.’s consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting (filed herewith)

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.
#	Indicates a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

(i)	On October 14, 2004, we filed a Current Report on Form 8-K for an event that occurred on October 14, 2004, reporting in Item 2.02 thereof the release of our financial results for the third quarter of 2004 and a Business Outlook for the 2004 fourth quarter.

(ii)	On February 23, 2005, we filed a Current Report on Form 8-K for an event that occurred on February 23, 2005, reporting in Item 2.02 thereof the release of our financial results for the fourth quarter and year ended December 31, 2004, and a 2005 Business Outlook.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2005		TradeStation Group, Inc.

	By:	/s/ William R. Cruz
William R. Cruz
Co-Chairman of the Board of Directors and
Co-Chief Executive Officer

	By:	/s/ Ralph L. Cruz
Ralph L. Cruz
Co-Chairman of the Board of Directors and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William R. Cruz William R. Cruz	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 8, 2005

/s/ Ralph L. Cruz Ralph L. Cruz	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 8, 2005

/s/ Salomon Sredni Salomon Sredni	Chief Operating Officer, President and Director (Principal Operating Officer)	March 8, 2005

/s/ David H. Fleischman David H. Fleischman	Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)	March 8, 2005

/s/ Michael W. Fipps Michael W. Fipps	Director	March 8, 2005

/s/ Stephen C. Richards Stephen C. Richards	Director	March 8, 2005

/s/ Charles F. Wright Charles F. Wright	Director	March 8, 2005

TRADESTATION GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of TradeStation Group, Inc. and its subsidiaries (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment in accordance with the criteria in Internal Control-Integrated Framework issued by COSO, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in these financial statements.

February 14, 2005

/s/ William R. Cruz
William R. Cruz
Co-Chairman of the Board
and Co-Chief Executive Officer

/s/ Ralph L. Cruz
Ralph L. Cruz
Co-Chairman of the Board
and Co-Chief Executive Officer

/s/ David H. Fleischman
David H. Fleischman
Chief Financial Officer,
Vice President of Finance and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that TradeStation Group, Inc. and subsidiaries (collectively, “TradeStation Group”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TradeStation Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TradeStation Group maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TradeStation Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TradeStation Group as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of TradeStation Group and our report dated February 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida,

    February 14, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida,

    February 14, 2005.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS:

Cash and cash equivalents, including restricted cash of $1,911,426 and $2,150,354 at December 31, 2004 and 2003, respectively	$32,111,235	$30,485,229
Cash segregated in compliance with federal regulations	347,094,597	532,273
Marketable securities	—	1,997,060
Receivables from brokers, dealers, clearing organizations and clearing agents	19,404,102	526,832
Receivables from brokerage customers, net	56,984,622	—
Property and equipment, net	3,075,186	3,628,773
Deferred income taxes, net	3,811,716	—
Deposits with clearing organizations and clearing agents	14,498,375	—
Other assets	2,695,996	830,385

Total assets	$479,675,829	$38,000,552

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$3,089,950	$558,780
Payables to brokerage customers	420,709,173	518,699
Accounts payable	2,204,845	2,047,332
Accrued expenses	4,346,621	5,129,715

Total liabilities	430,350,589	8,254,526

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,857,654 and 41,446,436 issued and outstanding at December 31, 2004 and 2003, respectively	418,577	414,464
Additional paid-in capital	55,421,283	50,540,630
Accumulated deficit	(6,514,620)	(21,209,068)

Total shareholders’ equity	49,325,240	29,746,026

Total liabilities and shareholders’ equity	$479,675,829	$38,000,552

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2004	2003	2002
REVENUES:
Brokerage revenues	$62,465,417	$50,857,943	$38,493,928
Brokerage interest expense	739,499	—	—

Net brokerage revenues	61,725,918	50,857,943	38,493,928

Subscription fees	8,124,944	7,033,557	6,638,516
Other	1,989,194	2,257,823	3,258,667

Net revenues	71,840,056	60,149,323	48,391,111

OPERATING EXPENSES:
Clearing and execution costs	21,319,418	17,937,741	11,311,828
Data center costs	5,969,296	5,109,718	5,616,397
Technology development	7,404,166	7,144,491	8,850,858
Sales and marketing	11,827,257	10,451,588	12,473,344
General and administrative	10,903,253	8,777,931	10,047,991
Recovery of insurance claim	—	—	(1,250,000)

Total operating expenses	57,423,390	49,421,469	47,050,418

Income from operations	14,416,666	10,727,854	1,340,693

OTHER INCOME, net	396,126	165,564	427,063

Income before income taxes	14,812,792	10,893,418	1,767,756

INCOME TAX PROVISION (BENEFIT)	118,344	(730,821)	3,605

Net income	$14,694,448	$11,624,239	$1,764,151

EARNINGS PER SHARE:
Basic	$0.35	$0.29	$0.04

Diluted	$0.33	$0.27	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,657,981	40,467,309	43,328,103

Diluted	44,316,867	43,390,208	43,386,250

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
		Shares	Amount
BALANCE, December 31, 2001	$—	44,547,316	$445,473	$51,609,498	$(34,597,458)	$—	$17,457,513

Issuance of common stock from purchase plan	—	41,565	416	42,341	—	—	42,757
Repurchase and retirement of common stock	—	(5,000,000)	(50,000)	(6,823,401)	—	—	(6,873,401)
Compensation expense on stock option grants	—	—	—	37,692	—	—	37,692
Unrealized holding losses on available-for-sale securities	—	—	—	—	—	(35,400)	(35,400)
Net income	—	—	—	—	1,764,151	—	1,764,151

BALANCE, December 31, 2002	—	39,588,881	395,889	44,866,130	(32,833,307)	(35,400)	12,393,312

Issuance of common stock from exercise of stock options, warrants and purchase plan	—	1,857,555	18,575	5,674,500	—	—	5,693,075
Unrealized holding losses on available-for-sale securities	—	—	—	—	—	(19,423)	(19,423)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	—	54,823	54,823
Net income	—	—	—	—	11,624,239	—	11,624,239

BALANCE, December 31, 2003	—	41,446,436	414,464	50,540,630	(21,209,068)	—	29,746,026
Issuance of common stock from exercise of stock options, warrants and purchase plan	—	411,218	4,113	1,082,519	—	—	1,086,632
Tax benefit of stock option exercises	—	—	—	3,798,134	—	—	3,798,134
Net income	—	—	—	—	14,694,448	—	14,694,448

BALANCE, December 31, 2004	$—	41,857,654	$418,577	$55,421,283	$(6,514,620)	$—	$49,325,240

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,694,448	$11,624,239	$1,764,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,979,456	2,256,250	2,854,192
Tax benefit on exercise of stock options	3,798,134	—	—
Deferred income tax benefit	(148,461)	—	—
Loss on sale of marketable securities	—	54,823	—
Compensation expense on stock option grants	—	—	37,692
Gain on sale of intangible assets	—	—	(287,500)
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(346,562,324)	(182,617)	(349,656)
Receivables from brokers, dealers, clearing organizations and clearing agents	(18,877,270)	224,388	(496,074)
Receivables from brokerage customers	(56,984,622)	—	—
Deposits with clearing organizations and clearing agents	(14,498,375)	—	—
Other assets	(5,303,723)	64,710	398,385
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	2,531,170	109,725	113,995
Payables from brokerage customers	420,190,474	74,507	129,812
Accounts payable	157,513	99,730	351,358
Accrued expenses	(461,732)	(1,065,656)	290,435

Net cash provided by operating activities	514,688	13,260,099	4,806,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,370,891)	(1,334,690)	(1,735,588)
Decrease in restricted cash	238,928	927,280	539,648
Purchases of marketable securities	—	(1,997,060)	—
Proceeds from sale/maturity of marketable securities	1,997,060	46,577	314,528
Acquisition of intangible assets and exchange memberships	(415,000)	(55,000)	(100,000)
Proceeds from sale of intangible assets	—	—	1,000,000

Net cash provided by (used in) investing activities	450,097	(2,412,893)	18,588

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,086,632	5,693,075	42,757
Repurchase and retirement of common stock	—	—	(6,873,401)
Repayment of capital lease obligations	(186,483)	(1,188,262)	(1,376,187)

Net cash provided by (used in) financing activities	900,149	4,504,813	(8,206,831)

NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS	1,864,934	15,352,019	(3,381,453)

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of year	28,334,875	12,982,856	16,364,309

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of year	$30,199,809	$28,334,875	$12,982,856

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$718,536	$72,293	$217,924

Cash paid (received) for income taxes, net	$108,960	$(745,374)	$(19,914)

NON-CASH INVESTING & FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$—	$—	$1,351,579

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries.

TradeStation Securities, a securities broker-dealer and futures commission merchant, offers TradeStation to institutional, professional and serious, active individual traders. TradeStation is an electronic trading platform that enables customers to design, test and monitor their own custom trading strategies and then automate them with direct-access order execution. The trading platform currently offers streaming real-time equities, options, futures and forex market data, manual or automated direct-access execution of equities, options and futures trades, and manual execution of forex trades through a third-party platform. Prior to September 2004, all securities trades were cleared through Bear, Stearns Securities Corp. Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. TradeStation Securities continues to clear institutional account trades through Bear, Stearns Securities Corp. Futures trades are cleared through R.J. O’Brien & Associates and forex trades are cleared through R.J. O’Brien Foreign Exchange (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates and R.J. O’Brien Foreign Exchange are collectively referred to as “clearing agents” or “clearing agent firms”).

TradeStation Securities is a member and subject to the rules and requirements of the National Association of Securities Dealers (“NASD”), Securities Investor Protection Corporation, National Futures Association, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), New York Stock Exchange (as of February 2005), American Stock Exchange, Archipelago Exchange, Boston Options Exchange, Chicago Board Options Exchange, Eurex US, International Stock Exchange, Pacific Exchange and Philadelphia Stock Exchange, and has a pending membership application with the Options Clearing Corporation which the Company expects to be accepted in the first quarter of 2005. TradeStation Securities’ business is also subject to rules and requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission and state regulatory authorities. The DTCC and the Options Clearing Corporation, together with other organizations, if any, that perform similar clearing or depository roles for their members, are collectively referred to in this report as “clearing organizations.”

TradeStation Technologies develops and offers strategy trading software tools and subscription services.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held at clearing brokers, banks and other financial institutions. Cash and cash equivalents at December 31, 2004 and 2003 include restricted cash of $1.9 million and $2.2 million, respectively. See Note 17 – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

Cash Segregated In Compliance With Federal Regulations

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $347.1 million and $532,000 as of December 31, 2004 and December 31, 2003, respectively, have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

Marketable Securities

Marketable securities are carried at market value. As of December 31, 2004, the Company held no marketable securities. As of December 31, 2003, marketable securities of $2.0 million consisted solely of obligations of a U.S. government agency, designated as held-to-maturity securities, reported at amortized cost in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such securities matured in February 2004.

Receivables from Brokers, Dealers, Clearing Organizations and Clearing Agents

Receivables from brokers, dealers, clearing organizations and clearing agents consist primarily of securities borrowed from broker-dealers (see Securities Borrowed and Loaned below). In addition, the Company services some of its securities customer accounts through Bear, Stearns Securities Corp. and its futures and forex customer accounts through R.J. O’Brien & Associates and R.J. O’Brien Foreign Exchange, respectively, on a fully-disclosed basis. These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities. The receivables from these clearing agents relate primarily to commissions earned by TradeStation Securities for trades executed and/or cleared by the clearing agents on behalf of TradeStation Securities. See “Brokerage Revenues” below and see Note 3 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

Securities Borrowed and Loaned

Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender. Securities borrowed transactions require TradeStation Securities to provide the counterparty with collateral in the form of cash. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. As of December 31, 2004, securities borrowed are carried at market value and are included in receivables from brokers, dealers, clearing organizations and clearing agents. TradeStation Securities does not lend securities to other broker-dealers.

Receivables from Brokerage Customers, Net

TradeStation Securities performs periodic credit evaluations and provides allowances for potential credit losses based upon their assessment of specifically identified unsecured receivables and other factors. Allowance for potential credit losses was $209,000 at December 31, 2004. There was no allowance for potential credit losses at December 31, 2003. See Note 4 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 5 - PROPERTY AND EQUIPMENT, NET.

Exchange Memberships

Exchange memberships, included in other assets, are recorded at cost and evaluated for impairment as circumstances may warrant. See Impairment of Long-Lived Assets, below.

Intangible Assets

Intangible assets, included in other assets, are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives of three to five years. See Impairment of Long-Lived Assets, below.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if the carrying amount exceeds the sum of the undiscounted cash flows estimated to be generated by those assets. The amount of impairment loss is calculated as the amount by which the carrying value exceeds fair value. No impairment occurred during the years ended December 31, 2004, 2003 or 2002.

Related-Party Loans

Certain directors and executive officers of the Company maintain margin accounts with TradeStation Securities. There were no margin loans to directors or executive officers outstanding as of December 31, 2004 or 2003. Any margin loans made in these accounts are in the ordinary course of TradeStation Securities’ business on terms no more favorable than those available for comparable transactions in other brokerage accounts.

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company’s technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company’s products and the general release of such software substantially coincide, and, as a result, there were no capitalized software development costs at December 31, 2004 or 2003.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents; cash and investments segregated in compliance with federal regulations; marketable securities; receivables from brokers, dealers, clearing organizations and clearing agents; receivables from brokerage customers; deposits with clearing organizations and clearing agents; payables to brokers, dealers and clearing organizations; payables to brokerage customers and accounts payable approximate fair value as of December 31, 2004 and 2003.

Securities and Futures Transactions

Customer securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after the trade date. Revenues and expenses related to securities transactions are recorded on a trade date basis (see Net Brokerage Revenues below). Securities owned by customers, including those that collateralize margin loans or similar transactions, are not reflected in the Company’s consolidated financial statements.

Customer futures and forex transactions and related revenues and expenses are recorded on a trade date basis (see Net Brokerage Revenues below). Futures and forex positions owned by customers are not reflected in the Company’s consolidated financial statements.

Net Brokerage Revenues

Net brokerage revenues are comprised mainly of commission income for securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation online trading platform, interest earned and paid from self clearing operations and interest revenue sharing arrangements with clearing agent firms. Brokerage commission income and related clearing costs are recorded on a trade date basis as transactions occur. Platform fees are recorded on an accrual basis as monthly services are provided. Interest revenue and interest expense is recorded on an accrual basis as interest is earned or incurred.

Subscription Fees

Through its subscription services, the Company provides investment analysis trading tools, including streaming real-time market information, via the Internet in exchange for monthly subscription fee payments. In addition to these services, payment of subscription fees gives customers access to certain customer support services such as telephone and electronic mail support. Revenue is recognized on a monthly basis as the service is provided. Payments received in advance of service are deferred and recognized on a monthly basis as service is provided.

Other Revenues

Other revenues are comprised mainly of royalties. The Company has, with respect to its customer software products, entered into certain agreements with entities that market and sell financial market data subscriptions. The Company receives monthly payments pursuant to contracts with market data vendors under which the Company had agreed to enable its trading software products to be technically compatible with the vendors’ data services. The Company records these revenues monthly as they are earned, in accordance with the terms of the applicable contracts.

Other revenues also include software licensing fees. The Company’s customer software product sales are recognized in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition.

Advertising Costs

Advertising costs are expensed when the initial advertisement takes place, and are included in sales and marketing expenses in the accompanying consolidated statements of income. Advertising costs for the years ended December 31, 2004, 2003 and 2002 were $2.4 million, $1.1 million, and $2.1 million, respectively. There were no advertising costs capitalized as of December 31, 2004 and 2003.

Operating Leases

Rental payments, free rent, and leasehold and other incentives are generally recognized on a straight-line basis over the life of a lease. Any leasehold improvement is amortized over the shorter of its economic life and the initial lease term. See Note 17 – COMMITMENTS AND CONTINGENCIES – Operating Leases.

Stock-Based Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the consolidated statement of income when such equity instruments are issued. No such compensation expense was recorded for the years ended December 31, 2004 or 2003. Such compensation expense for the year ended December 31, 2002 was approximately $38,000.

As permitted by SFAS No. 123, the Company currently accounts for its stock-based compensation paid to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2004	2003	2002
Net income, as reported	$14,694,448	$11,624,239	$1,764,151
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income taxes	(1,134,418)	(1,807,083)	(1,947,348)

Pro forma net income (loss)	$13,560,030	$9,817,156	$(183,197)

Earnings (loss) per share:
As reported:
Basic	$0.35	$0.29	$0.04

Diluted	$0.33	$0.27	$0.04

Pro forma:
Basic	$0.33	$0.24	$0.00

Diluted	$0.31	$0.23	$0.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2004	2003	2002
Risk free interest rate	3%	2%	4%
Dividend yield	—	—	—
Volatility factor	63%	68%	66%
Weighted average life (years)	4	4	4

See Recently Issued Accounting Standards (below) and Note 11 – SHAREHOLDERS’ EQUITY – Stock Option Plans.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. See Note 12 - INCOME TAXES.

Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock during the period. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See Note 14 – EARNINGS PER SHARE.

Comprehensive Income

Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized holding gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. See Note 15 – COMPREHENSIVE INCOME.

Segment Information

Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires segmentation if warranted by management’s approach to the Company’s business and the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. During the three years ended December 31, 2004, management evaluated and operated its business as two segments. See Note 18 - SEGMENT AND RELATED INFORMATION.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation (above). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in 2004 for such excess tax deductions was $3.8 million. In 2003 and 2002, the Company had a full valuation allowance on its deferred income tax assets, and, therefore, no amount was recognized for such excess tax deductions, if any.

(2) SELF-CLEARING OPERATIONS

In September 2004, TradeStation Securities commenced self-clearing of equities trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling stock transactions with the DTCC (and, for options, with the Options Clearing Corporation, when membership is obtained); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

TradeStation Securities makes margin loans to customers which are collateralized by customer securities. “Margin” requirements determine the amount of equity required to be held in an account for a purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of the NASD, DTCC rules and requirements, limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. By permitting customers to purchase and maintain securities positions on margin, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan to an amount that renders the margin loan unsecured. Under applicable securities laws and regulations, once a margin account has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain its equity in the account equal to at least 25% of the value of the securities in the account. However, its current internal requirement is that the customer’s equity not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s equity to 35% of the value of the securities in the account (if not, TradeStation Securities will perform closing transactions to bring the customer account above the maintenance requirement). These requirements can be, and often are, raised as TradeStation Securities deems necessary for certain accounts, groups of accounts, securities or groups of securities. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities.

In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by applicable rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. For further discussion, see Note 16 – NET CAPITAL REQUIREMENTS. In addition to increased net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to clearing organization, omnibus clearing agent and other cash deposit requirements which are and may continue to be large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ trading activity. When TradeStation Securities’ membership application with the Options Clearing Corporation is approved, and TradeStation Securities then moves from omnibus to full self-clearing of standardized equity option trades, additional fluctuations and adjustments in cash deposits are expected.

(3) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of December 31, 2004 and 2003:

	2004	2003
Securities borrowed from broker-dealers	$18,614,800	$—
Fees and commissions receivable from clearing agents	699,607	526,832
Securities failed to deliver to broker-dealers and other	89,695	—

	$19,404,102	$526,832

TradeStation Securities services its institutional equities accounts through Bear, Stearns Securities Corp. and its futures and forex customer accounts through R.J. O’Brien & Associates and R.J. O’Brien Foreign Exchange, respectively, on a fully-disclosed basis. These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(4) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of $57.0 million (net of a $209,000 allowance for a potential credit loss) at December 31, 2004. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At December 31, 2004, TradeStation Securities was charging a base margin debit interest rate of 6.375% per annum on debit balances in brokerage customer accounts. There were no receivables from brokerage customers at December 31, 2003.

TradeStation Securities became obligated to satisfy credit extended by one of its clearing agent firms to one of its customers in a margin transaction when the customer’s collateral was not sufficient to fully cover losses that the customer incurred following a sudden, adverse price movement in a stock in which the brokerage client held a concentrated short position. The customer has made, and continues to make, partial payments on the amount owed. As of December 31, 2004, the remaining balance was $130,000, which was reduced to $80,000 shortly thereafter. The Company has not established an allowance for the remaining portion of this receivable as it believes the entire amount is collectible. In September 2004, after TradeStation Securities began its equities self-clearing operations, a sudden, adverse price movement in a stock for which a brokerage client account held a concentrated short position resulted in an unsecured net debit in that account of approximately $207,000 (subsequent interest charges have been recorded). TradeStation Securities has filed an NASD arbitration demand to try to collect this unsecured debit, but no assurance can be given that any of this unsecured debit will be collected. At December 31, 2004, a full allowance has been established for this unsecured debit. See Note 17 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31, 2004 and 2003:

	Estimated Useful Life In Years	2004	2003
Computers and software	3-5	$10,351,386	$9,941,790
Furniture and equipment	3-7	2,620,092	1,670,166
Leasehold improvements	8-10	658,763	647,396

		13,630,241	12,259,352
Accumulated depreciation and amortization		(10,555,055)	(8,630,579)

		$3,075,186	$3,628,773

Depreciation and amortization expense that related to property and equipment, including equipment under capital leases, was approximately $1.9 million, $2.1 million and $2.0 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

(6) DEPOSITS WITH CLEARING ORGANIZATIONS AND CLEARING AGENTS

As a self-clearing broker-dealer, TradeStation Securities is subject to clearing organization, omnibus clearing agent and other cash deposit requirements which are, and may continue to be, large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ trading activity. As of December 31, 2004, TradeStation Securities had interest-bearing security deposits totaling $14.5 million with clearing organizations and clearing agents for the self-clearing of stock trades and the omnibus clearing of standardized equity option trades. Deposits are recorded at market value.

(7) OTHER ASSETS

Other assets consist of the following as of December 31, 2004 and 2003:

	2004	2003
Prepaid expenses	$1,000,542	$265,744
Accrued investment income	671,312	—
Exchange memberships	455,000	40,000
Other receivables	427,839	402,517
Other	141,303	122,124

	$2,695,996	$830,385

(8) PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts payable to brokers, dealers and clearing organizations consist of the following as of December 31, 2004 and 2003:

	2004	2003
Payables to clearing organizations for unsettled trades	$2,850,402	$—
Securities failed to receive from broker-dealers	124,303	—
Payables to clearing organizations for fees	115,245	—
Introducing broker-dealer deposits and commissions	—	558,780

	$3,089,950	$558,780

(9) PAYABLES TO BROKERAGE CUSTOMERS

As of December 31, 2004, payables to brokerage customers consist primarily of cash balances in brokerage customer accounts. At December 31, 2004, payables to customers totaled $420.7 million. These funds are the principal source of funding for margin lending. At December 31, 2004, TradeStation Securities was paying interest at a rate of 0.75% per annum on cash balances in excess of $10,000 in brokerage customer accounts. As of December 31, 2003, payables to brokerage customers were comprised of customer credits and deposits.

(10) ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2004 and 2003:

	2004	2003
Payroll and related accruals	$1,285,115	$953,844
Deferred rent and related concessions	900,082	861,789
Data and exchange fees	725,843	753,638
Consulting and professional fees	454,714	465,132
Estimated loss on sublease of facilities	320,489	512,888
Uninsured loss reserves	25,000	525,000
Other	635,378	1,057,424

	$4,346,621	$5,129,715

“Other” includes accrued returns, accrued property taxes and other accrued expenses and reserves, none of which individually exceeds 5% of total liabilities.

(11) SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. No specific preferences or rights have been established to date with respect to any of these shares, nor have any of these shares been issued.

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $.01 per share. As of December 31, 2004 and 2003, 41,857,654 and 41,446,436 shares, respectively, were issued and outstanding.

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

In November 2002, the Company purchased and retired an additional one million shares at a price of $1.35 per share in a private transaction with another former principal shareholder of onlinetradinginc.com corp., bringing the total shares of common stock purchased and retired for the year to 5 million, for a total purchase price of $6.9 million.

During the third quarter of 2003, former principal shareholders of onlinetradinginc.com corp. filed lawsuits seeking rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. All three cases are in the discovery phase of litigation, and the Company continues to believe all of the claims in all three cases are baseless. See Note 17 - COMMITMENTS AND CONTINGENCIES - Litigation and Claims for further discussion.

Warrants

In connection with TradeStation Securities’ initial public offering, warrants to purchase up to 225,000 shares of TradeStation Securities’ common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 9, 2004. The Company assumed such warrants in connection with the merger and, based on the 1.7172 to 1 merger conversion ratio, the underwriters were granted rights to purchase up to 386,369 shares of the Company’s common stock at an exercise price of $6.73. In July 2003, the Company filed a registration statement with the Securities and Exchange Commission to register the warrants and the 386,369 shares of common stock issuable upon the exercise of such warrants, which registration statement was declared effective by the Securities and Exchange Commission on August 13, 2003. During the second half of 2003, the Company issued 196,807 shares of common stock associated with the exercise of warrants in exchange for net cash proceeds of $914,000 and the delivery and cancellation of 123,027 warrants. During the first half of 2004, the Company issued 1,851 shares of common stock associated with the exercise of warrants in exchange for the delivery and cancellation of 4,108 warrants. All unexercised warrants expired in June 2004.

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

In connection with the 2000 merger of TradeStation Technologies (formerly known as Omega Research, Inc.) and TradeStation Securities (formerly known as onlinetradinginc.com corp.), the Company assumed the outstanding options under TradeStation Securities’ 1999 Stock Option Plan. Each option issued under TradeStation Securities’ plan was assumed and converted to 1.7172 options to purchase the Company’s common stock at the original exercise price divided by 1.7172.

As part of the 1999 acquisition of Window on WallStreet, the Company assumed all outstanding stock options to purchase Window On WallStreet common stock (“WOW Options”). The WOW Options generally vested ratably over a four-year period and their terms are ten years.

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

A summary of all stock option activity is as follows:

	Number of Shares	Option Price Per Share
		Low	High	Weighted
Outstanding, December 31, 2001	5,744,666	$.48	$11.00	$3.49
Granted	1,909,287	1.12	1.47	1.43
Canceled	(1,062,495)	1.25	11.00	3.36

Outstanding, December 31, 2002	6,591,458	.48	11.00	2.92
Granted	805,053	2.08	9.09	8.66
Canceled	(284,957)	1.39	11.00	3.90
Exercised	(1,622,641)	.48	11.00	2.87

Outstanding, December 31, 2003	5,488,913	.48	11.00	3.72
Granted	62,500	5.77	10.37	6.92
Canceled	(261,694)	1.12	11.00	4.01
Exercised	(385,356)	.48	6.63	2.44

Outstanding, December 31, 2004	4,904,363	1.12	11.00	3.85

Additional information regarding options outstanding at December 31, 2004, is as follows:

Range of Exercise Prices		Options Outstanding			Options Exercisable
		Number Outstanding As of 12/31/04	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable As of 12/31/04	Weighted Average Exercise Price
Low	High
$1.12	$1.66	1,973,947	5.8	$1.44	1,097,107	$1.45
1.90	2.82	769,335	5.8	2.26	398,606	2.31
2.85	4.22	553,376	3.7	3.26	507,475	3.27
4.53	6.63	528,300	5.0	5.68	442,276	5.54
6.95	10.37	1,062,405	7.5	8.75	466,002	8.44
11.00	11.00	17,000	2.6	11.00	17,000	11.00

1.12	11.00	4,904,363	5.8	3.85	2,928,466	3.67

At December 31, 2004, there were approximately 925,000 shares available for future grants under the Incentive Stock Plan, and 162,000 shares available for future grants under the Director Plan.

On January 3, 2005, the Company issued options to purchase an aggregate of approximately 526,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $7.11 per share, which was the fair market value (as defined in the Incentive Stock Plan) of the Company’s common stock on the date the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. The exercise price for the options for each six-month Purchase Plan period is 85% of the lower of the fair market value of the Company’s common stock on the first and last business day of the Purchase Plan period. During the years ended December 31, 2004, 2003 and 2002, 24,011, 37,976 and 41,565 shares of common stock were issued under the plan at an average price of $6.04, $3.26 and $1.03, respectively. At December 31, 2004, there were approximately 280,000 shares available for future grants under the Purchase Plan.

(12) INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2004, 2003, and 2002, are as follows:

	2004	2003	2002
Current income tax provision (benefit):
Federal	$228,013	$(725,085)	$—
State	38,792	(5,736)	3,605

	266,805	(730,821)	3,605

Deferred income tax provision (benefit):
Federal	440,246	—	—
State	(588,707)	—	—

	(148,461)	—	—

Total income tax provision (benefit)	$118,344	$(730,821)	$3,605

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting purposes. The temporary differences that created deferred income taxes are as follows as of December 31, 2004 and 2003:

	2004	2003
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$1,478,553	$3,352,068
Tax credit carryforwards	1,225,038	1,138,662
Tax benefit of stock option exercises (recorded through additional paid-in capital)	1,130,105	3,175,309
Deferred revenue and accrued liabilities	609,772	984,920
Stock option expense	141,539	145,557
Reserves and allowances	110,153	32,369
Difference in revenue recognition and other	82,526	41,422

Subtotal deferred income tax assets	4,777,686	8,870,307
Property and equipment depreciation	(39,470)	(238,694)

	4,738,216	8,631,613
Valuation allowance	(926,500)	(8,631,613)

Total deferred income tax assets, net	$3,811,716	$—

The following is a rollforward of the valuation allowance for the years ended December 31, 2004, 2003, and 2002:

Valuation allowance at December 31, 2001	$12,577,873
Decrease in deferred income tax assets	(1,825,659)

Valuation allowance at December 31, 2002	10,752,214
Deferred income tax assets applied to carryback filing (cash received October 2003)	(873,949)
Decrease in deferred income tax assets	(4,421,961)
Deferred income tax assets generated by stock option exercises (recorded through additional paid-in capital)	3,175,309

Valuation allowance at December 31, 2003	8,631,613
Increase in deferred income tax assets	770,338
Decrease in deferred income tax assets generated by stock option exercises (recorded through additional paid-in capital)	(44,155)
Reversal of valuation allowance	(5,300,142)
Reversal of valuation allowance (recorded through additional paid-in capital)	(3,131,154)

Valuation allowance at December 31, 2004	$926,500

In June 2004, the Company reversed a significant portion of the valuation allowance that was provided on its deferred income tax assets. In the opinion of management, it was more likely than not that these benefits would be realized. In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The decision to reverse a significant portion of the valuation allowance was triggered primarily by TradeStation Securities receiving final approval of the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations. The Company did not reverse the remaining valuation allowance as the acquired net operating loss carryforwards (expiring in 2018 and 2019) are subject to annual usage limitations. The portion of the valuation allowance which was not reversed represents the last five years of the annual limitation amount due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required.

As of December 31, 2004, for federal income tax purposes, the Company had available total net operating loss carryforwards and income tax credit carryforwards of approximately $6.1 million and $983,000, respectively (expiring between 2018 and 2024). These amounts includes $3.6 million of net operating loss carryforwards and $124,000 of income tax credits (expiring between 2010 and 2019) that relate to a 1999 acquisition, and are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year. Additionally, the Company has available approximately $242,000 of corporate income tax credits for current year minimum federal income tax liability, which can be carried forward indefinitely. For Florida state income tax purposes, the Company has available net operating loss carryforwards estimated at $14.4 million (expiring in 2020 through 2023).

The change in the valuation allowance in 2004 includes an increase of approximately $770,000 relating to adjustments made to the deferred income tax assets and valuation allowance in connection with the filing of the 2003 income tax returns. The change in the valuation allowance in 2003 and 2002 includes decreases of approximately $380,000 and $952,000, respectively, relating to adjustments made to the deferred income tax assets and valuation allowance in connection with the filing of the 2002 and 2001 income tax returns.

A reconciliation of the difference between the expected income tax provision using the statutory federal tax rate of 34% and the Company’s actual income tax provision (benefit) is as follows:

	2004	2003	2002
Income tax provision using statutory federal tax rate	$5,036,349	$3,703,762	$601,037
State income tax provision before change in valuation allowance	755,393	612,477	147,000
Change in valuation allowance	(5,300,142)	(4,041,592)	(873,546)
Federal and state refunds received	(17,208)	(900,854)	—
Other, net	(356,048)	(104,614)	129,114

Total income tax provision (benefit)	$118,344	$(730,821)	$3,605

(13) EMPLOYEE BENEFIT PLANS

The Company provides retirement benefits through a defined contribution 401(k) plan (the “401(k) Plan”) established during 1994. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation up to the annual limit set by the Internal Revenue Service. Employer matching contributions are discretionary, as defined in the 401(k) Plan, and are vested 20% for each year of service. Matching contributions accrued under this plan were approximately $227,000, $210,000 and $265,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(14) EARNINGS PER SHARE

Weighted average shares outstanding for the years ended December 31, 2004, 2003 and 2002 are calculated as follows:

	2004	2003	2002
Weighted average shares outstanding (basic)	41,657,981	40,467,309	43,328,103
Impact of dilutive stock options and warrants after applying the treasury stock method	2,658,886	2,922,899	58,147

Weighted average shares outstanding (diluted)	44,316,867	43,390,208	43,386,250

Stock options and warrants outstanding for the years ended December 31, 2004, 2003 and 2002, which were not included in the calculation of diluted earnings per share because their exercise prices exceeded the average market price of the common stock during the period are as follows:

	2004	2003	2002
Stock options	792,553	759,208	6,011,768

Warrants	—	—	386,369

During the year ended December 31, 2002, the Company purchased and retired 5 million shares of common stock. These shares are weighted for the portion of the year for which they were outstanding. See Note 11 – SHAREHOLDERS’ EQUITY – Common Stock.

(15) COMPREHENSIVE INCOME

A reconciliation of net income to comprehensive income is as follows:

	2004	2003	2002
Net income	$14,694,448	$11,624,239	$1,764,151
Unrealized holding losses on available-for-sale securities arising during period, net of tax	—	(19,423)	(35,400)
Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax	—	54,823	—

Comprehensive income	$14,694,448	$11,659,639	$1,728,751

In June 2003, the Company recorded a loss of approximately $55,000 when it sold an investment in corporate stock, classified as an available-for-sale security, at market value. Prior to the sale of such investment, temporary unrealized holding gains and losses were excluded from earnings and reported in comprehensive income.

(16) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At December 31, 2004, TradeStation Securities had net capital of approximately $23.6 million (27.0% of aggregate debit items), which was approximately $21.8 million in excess of its required net capital of approximately $1.7 million.

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

(17) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of December 31, 2004, the Company has $1.9 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has five non-cancelable operating leases for facilities (including 3 data centers) with expirations ranging from May 2005 to July 2007. In addition to the leases for facilities, the Company leases certain office equipment and furniture. Future minimum lease payments as of December 31, 2004, under all operating leases are as follows:

	Gross Payments	Sublease Rentals	Net Payments
2005	$2,794,542	$(257,293)	$2,537,249
2006	2,545,125	(264,689)	2,280,436
2007	1,992,970	(45,163)	1,947,807
2008	1,882,503	—	1,882,503
2009	1,918,912	—	1,918,912
Thereafter	5,298,986	—	5,298,986

	$16,433,038	$(567,145)	$15,865,893

Total rent expense for 2004, 2003 and 2002 was approximately $3.6 million, $3.1 million and $3.6 million, respectively. In addition, beginning in 2001, with adjustments continuing through 2003, the Company recorded charges for future rental payments related to facilities, net of subleases, which the Company no longer occupies.

Purchase Obligations

As of December 31, 2004, the Company had various purchase obligations through September 2007 of approximately $1.9 million, $1.0 million and $490,000 during 2005, 2006 and 2007, respectively, related primarily to back office systems and telecommunications services.

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

Litigation and Claims

On September 5, 2003, Datamize, Inc., a Wyoming corporation, filed an Original Complaint for Patent Infringement against nine defendants, including TradeStation Securities, all of whom offer online securities trading services. The other defendants named were Fidelity Brokerage Services, Scottrade, Interactive Brokers Group, Instinet, Charles Schwab, CyberTrader, E*Trade Securities and Terra Nova Trading. The complaint was filed in the United States District Court, Eastern District of Texas. The complaint alleged that the online trading platforms and services the defendants offer to their customers infringes United States Patent No. 6,460,040 issued to

Datamize on October 1, 2002. In December 2004, all claims against TradeStation Securities were settled by a settlement and license agreement between TradeStation Securities and Datamize for a lump-sum royalty payment which covers all uses since patent issuance and for the remaining years of the patents in question. The amount of the royalty attributable to the 2004 fourth quarter was not, and the amount attributable to any future period will not be, material to the Company’s consolidated financial position, results of operations or cash flows.

Three lawsuits have been filed by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, the Cruzes, family partnerships owned and controlled by the Cruzes, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. All three cases are in the discovery phase of litigation, and the Company continues to believe all of the claims in all three cases are baseless.

TradeStation Securities is also engaged in routine litigation or other dispute resolution proceedings, such as arbitration, incidental to, and part of the ordinary course of, its business (three claims in pending arbitrations seek, in the aggregate, tens of millions of dollars of actual and punitive damages).

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

In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities or its clearing agents that is collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ internal policies. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

TradeStation Securities seeks to control the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. For further discussion, see Note 2 – SELF-CLEARING OPERATIONS.

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

The customers’ financing and securities settlement activities may require TradeStation Securities and its clearing agents to pledge customer securities as collateral in support of various secured financing sources which may include bank loans. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of needing to acquire the securities at prevailing market prices in order to satisfy its obligations. TradeStation Securities seeks to control this risk by monitoring the market value of securities pledged on a daily basis.

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

(18) SEGMENT AND RELATED INFORMATION

For the three years ended December 31, 2004, the Company operated in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

	As of or for the Years Ended December 31,
	2004	2003	2002
Net revenues**:
Brokerage services	$61,979,672	$51,077,565	$38,493,673
Software products and services	26,206,384	23,314,133	19,610,988
Eliminations	(16,346,000)	(14,242,375)	(9,713,550)

	$71,840,056	$60,149,323	$48,391,111

Income (loss) from operations:
Brokerage services	$4,845,105	$2,510,729	$(26,014)
Software products and services	9,571,561	8,217,125	1,366,707 *

	$14,416,666	$10,727,854	$1,340,693

Identifiable assets:
Brokerage services	$457,181,965	$19,551,368	$14,585,643
Software products and services	22,493,864	18,449,184	8,032,151

	$479,675,829	$38,000,552	$22,617,794

Depreciation and amortization:
Brokerage services	$699,799	$640,086	$423,383
Software products and services	1,279,657	1,616,164	2,430,809

	$1,979,456	$2,256,250	$2,854,192

Capital expenditures:
Brokerage services	$282,112	$272,916	$188,877
Software products and services	1,088,779	1,061,774	1,546,711

	$1,370,891	$1,334,690	$1,735,588

*	Includes a $1.25 million recovery of an insurance claim in 2002.
**	Brokerage services derived approximately 12% of its revenues (all in U.S. dollars) from customers living in foreign countries during 2004. Revenues from customers living in foreign countries was less than 10% for all other periods and segments.

Effective April 2004, TradeStation Securities and TradeStation Technologies amended their intercompany licensing and support agreement and, with the parent company and a presently-inactive subsidiary, entered into an expense-sharing agreement to reflect current business relationships and to comply with applicable regulatory requirements. These changes had no effect on the consolidated results, but did result in an increased allocation of general and administrative expenses to the brokerage services segment, and a corresponding decrease in the software products and services segment, of approximately $428,000 for the year ended December 31, 2004.

(19) UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003.

	2004
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Full Year
Revenues	$17,460,728	$17,219,148		$17,196,458	$19,963,722	$71,840,056
Income from operations	3,517,230	2,536,976		2,829,724	5,532,736	14,416,666
Net income	3,501,404	5,806,270	*	1,832,401	3,554,373	14,694,448

Earnings per share:
Basic	0.08	0.14		0.04	0.09	0.35
Diluted	0.08	0.13		0.04	0.08	0.33

Weighted average shares outstanding:
Basic	41,487,110	41,625,992		41,728,054	41,790,770	41,657,981
Diluted	44,608,484	44,233,907		44,119,043	44,306,032	44,316,867

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$13,312,563	$14,969,456	$16,086,039	$15,781,265	$60,149,323
Income from operations	2,154,723	2,171,050	3,426,763	2,975,318	10,727,854
Net income	2,252,200	2,855,816	3,469,485	3,046,738	11,624,239

Earnings per share:
Basic	0.06	0.07	0.08	0.07	0.29
Diluted	0.06	0.07	0.08	0.07	0.27

Weighted average shares outstanding:
Basic	39,593,389	40,092,803	40,863,350	41,319,696	40,467,309
Diluted	40,597,919	43,588,162	44,746,892	44,627,860	43,390,208

*	The second quarter of 2004 includes the reversal of a significant portion of the Company’s valuation allowance on its deferred income tax assets. See Note 12 – INCOME TAXES.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL SCHEDULE

Report of Independent Registered Public Accounting Firm on Schedule	S-2

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002	S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited the consolidated financial statements of TradeStation Group, Inc. and subsidiaries as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and have issued our report thereon dated February 14, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule of the Company listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida,

    February 14, 2005.

TRADESTATION GROUP INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Additions (Deductions)	Additional Paid-In Capital	Balance at End of Period
Year ended December 31, 2004:
Allowance for brokerage customer accounts	$350,000	$(141,000)	$—	$—	$209,000
Deferred tax valuation allowance	8,631,613	(5,300,142)	770,338	(3,175,309)	926,500

	$8,981,613	$(5,441,142)	$770,338	$(3,175,309)	$1,135,500

Year ended December 31, 2003:
Allowance for brokerage customer accounts	$350,000	$—	$—	$—	$350,000
Deferred tax valuation allowance	10,752,214	(873,949)	(4,421,961)	3,175,309 (1)	8,631,613

	$11,102,214	$(873,949)	$(4,421,961)	$3,175,309	$8,981,613

Year ended December 31, 2002:
Allowance for brokerage customer accounts	$350,000	$—	$—	$—	$350,000
Deferred tax valuation allowance	12,577,873	—	(1,825,659)	—	10,752,214

	$12,927,873	$—	$(1,825,659)	$—	$11,102,214

(1)	Within the Consolidated Statements of Shareholders’ Equity, as of December 31, 2003, the entire tax benefit relating to stock option exercises was offset by this $3,175,309 valuation allowance.

EXHIBIT INDEX

Exhibit Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	TradeStation Group, Inc. Incentive Stock Plan***#

10.5	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.6	Form of Indemnification Agreement +

10.7	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.9	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.10	Sublease Agreement, dated January 6, 2004, between TradeStation Securities, Inc. and JVB Financial, Inc. (incorporated by reference to Exhibit 10.10 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.11	Form of Non-Competition and Non-Disclosure Agreement*

i

Exhibit Number	Description
10.12	Form of Non-Competition Agreement +

10.13	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.14	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.15	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Report on Form 10-Q for the quarter ended June 30, 2003)

10.16	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.17	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.18	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.24 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.19	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

21.1	List of Subsidiaries (filed herewith)

ii

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, with respect to TradeStation Group, Inc.’s consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting (filed herewith)

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.
#	Indicates a management contract or compensatory plan or arrangement.

iii