Form 10-Q
period 2005-03-31
TRADESTATION GROUP INC
filed 2005-05-04
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, there were 41,947,249 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $1,911,426 at March 31, 2005 and December 31, 2004	$54,779,131	$32,111,235
Cash segregated in compliance with federal regulations	350,713,652	347,094,597
Receivables from brokers, dealers, clearing organizations and clearing agents	24,798,775	19,404,102
Receivables from brokerage customers, net	56,007,025	56,984,622
Property and equipment, net	3,803,439	3,075,186
Deferred income taxes, net	1,834,209	3,811,716
Deposits with clearing organizations and clearing agents	12,256,564	14,498,375
Other assets	3,176,758	2,695,996

Total assets	$507,369,553	$479,675,829

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$1,050,586	$3,089,950
Payables to brokerage customers	446,027,123	420,709,173
Accounts payable	2,964,869	2,204,845
Accrued expenses	3,983,179	4,346,621

Total liabilities	454,025,757	430,350,589

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,919,842 and 41,857,654 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	419,198	418,577
Additional paid-in capital	55,660,639	55,421,283
Accumulated deficit	(2,736,041)	(6,514,620)

Total shareholders’ equity	53,343,796	49,325,240

Total liabilities and shareholders’ equity	$507,369,553	$479,675,829

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Brokerage revenues	$19,750,749	$15,106,734
Brokerage interest expense	639,557	—

Net brokerage revenues	19,111,192	15,106,734
Subscription fees	2,031,856	1,882,462
Other	430,099	471,532

Net revenues	21,573,147	17,460,728

OPERATING EXPENSES:
Clearing and execution costs	5,574,701	5,691,615
Data center costs	1,497,090	1,558,113
Technology development	1,961,375	1,898,176
Sales and marketing	3,255,795	2,670,414
General and administrative	3,633,246	2,125,180

Total operating expenses	15,922,207	13,943,498

Income from operations	5,650,940	3,517,230

OTHER INCOME, net	234,639	55,632

Income before income taxes	5,885,579	3,572,862

INCOME TAX PROVISION	2,107,000	71,458

Net income	$3,778,579	$3,501,404

EARNINGS PER SHARE:
Basic	$0.09	$0.08

Diluted	$0.09	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,868,052	41,487,110

Diluted	43,341,270	44,608,484

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,778,579	$3,501,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434,204	547,222
Tax benefit on exercise of stock options	103,551	—
Deferred income tax provision	2,081,058	—
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(3,619,055)	(35,000)
Receivables from brokers, dealers, clearing organizations and clearing agents	(5,394,673)	(568,045)
Receivables from brokerage customers	977,597	—
Deposits with clearing organizations and clearing agents	2,241,811	—
Other assets	(483,540)	(572,513)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(2,039,364)	(297,426)
Payables to brokerage customers	25,317,950	33,484
Accounts payable	760,024	15,818
Accrued expenses	(462,526)	(746,401)

Net cash provided by operating activities	23,695,616	1,878,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,159,679)	(373,351)
Proceeds from maturity of marketable securities	—	1,997,060
Acquisition of exchange memberships	—	(415,000)

Net cash (used in) provided by investing activities	(1,159,679)	1,208,709

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	136,426	216,194
Repayment of capital lease obligations	(4,467)	(84,204)

Net cash provided by financing activities	131,959	131,990

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	22,667,896	3,219,242
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	30,199,809	28,334,875

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$52,867,705	$31,554,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$642,074	$4,626

Cash paid for income taxes	$—	$20,000

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three months ended March 31, 2005 and 2004 are unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (the “Company”) is listed on The Nasdaq National Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. TradeStation Securities is a securities broker-dealer and futures commission merchant. TradeStation Technologies develops and offers strategy trading software tools and subscription services.

The accompanying consolidated financial statements include the results of TradeStation Group and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2005 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. The Company expects to adopt SFAS 123(R) on January 1, 2006, but has not yet determined if it will use the modified-prospective method or the modified-retrospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have been approximately as described in the disclosure of pro forma net income and earnings per share in Note 2 – STOCK BASED COMPENSATION – PRO FORMA NET INCOME. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized as a result of tax deductions in excess of recognized compensation cost during the three months ended March 31, 2005 was approximately $104,000. Through March 31, 2004, the Company had a full valuation allowance on its deferred income tax assets and, therefore, no amount was recognized for such excess tax deductions, if any.

(2) STOCK-BASED COMPENSATION – PRO FORMA NET INCOME

In accordance with SFAS No. 123, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of income when such equity instruments are issued. No such compensation expense was recorded for the three months ended March 31, 2005 or 2004.

As currently permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and related interpretations. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended March 31,
	2005	2004
Net income, as reported	$3,778,579	$3,501,404

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(263,182)	(523,366)

Pro forma net income	$3,515,397	$2,978,038

Earnings per share:
Basic, as reported	$0.09	$0.08

Diluted, as reported	$0.09	$0.08

Basic, pro forma	$0.08	$0.07

Diluted, pro forma	$0.08	$0.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months Ended March 31,
	2005	2004
Risk free interest rate	3%	3%
Dividend yield	—	—
Volatility factor	63%	67%
Weighted average life (years)	4	4

When the Company adopts SFAS 123(R), currently scheduled for the beginning of 2006, the Company will include the expenses associated with share-based payments issued to employees in the consolidated statements of income. See Note 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION – Recently Issued Accounting Standards.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three months ended March 31, 2005 and 2004 are calculated as follows:

	For the Three Months Ended March 31,
	2005	2004
Weighted average shares outstanding (basic)	41,868,052	41,487,110

Impact of dilutive stock options after applying the treasury stock method	1,473,218	3,121,374

Weighted average shares outstanding (diluted)	43,341,270	44,608,484

Stock options outstanding for the three months ended March 31, 2005 and 2004, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive (as their exercise prices exceeded the average market price of the common stock during the period), were approximately 1.9 million and 793,000, respectively.

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive income equals net income for all periods presented.

(5) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of $56.0 million (net of a $213,000 allowance for a potential credit loss) and $57.0 million (net of a $209,000 allowance for a potential credit loss) at March 31, 2005 and December 31, 2004, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At March 31, 2005 and December 31, 2004, TradeStation Securities was charging a base margin debit interest rate of 6.875% and 6.375% per annum, respectively, on debit balances in brokerage customer accounts.

“Margin” requirements determine the amount of equity required to be held in an account for the purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of the National Association of Securities Dealers (“NASD”), limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. By permitting customers to purchase and maintain securities positions on margin, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan to an amount that renders the margin loan unsecured. Under applicable securities laws and regulations, once a margin account has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain its equity in the account equal to at least 25% of the value of the securities in the account. However, TradeStation Securities’ current internal requirement is that the customer’s equity not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s equity to 35% of the value of the securities in the account (if not, TradeStation Securities will perform closing transactions to bring the customer account above the maintenance requirement). These requirements can be, and often are, raised as TradeStation Securities deems necessary for certain accounts, groups of accounts, securities or groups of securities. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities.

In September 2004, a sudden, adverse price movement in a stock for which a brokerage client account held a concentrated short position resulted in an unsecured net debit in that account of approximately $207,000 (subsequent interest charges have been recorded). TradeStation Securities has filed an NASD arbitration demand to try to collect this unsecured debit, but no assurance can be given that any of this unsecured debit will be collected. At March 31, 2005 and December 31, 2004, a full allowance was recorded for this unsecured debit (including subsequent interest charges). See Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

(6) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Securities borrowed from broker-dealers	$23,883,200	$18,614,800
Fees and commissions receivable from clearing agents and other	915,575	789,302

	$24,798,775	$19,404,102

Securities borrowed transactions require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

TradeStation Securities services its institutional equities accounts through Bear, Stearns Securities Corp. and its futures and forex customer accounts through R.J. O’Brien & Associates and R.J. O’Brien Foreign Exchange, respectively, on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates and R.J. O’Brien Foreign Exchange are collectively referred to as “clearing agents” or

“clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(7) PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts payable to brokers, dealers and clearing organizations consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Payables to clearing organizations for unsettled trades	$864,167	$2,850,402
Other	186,419	239,548

	$1,050,586	$3,089,950

(8) PAYABLES TO BROKERAGE CUSTOMERS

Amounts payable to brokerage customers consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Cash balances in brokerage customer accounts	$445,533,778	$420,173,601
Customer credits and other	493,345	535,572

	$446,027,123	$420,709,173

Cash balances in brokerage customer accounts are the principal source of funding for margin lending. At March 31, 2005 and December 31, 2004, TradeStation Securities was paying interest at a rate of 0.875% and 0.75% per annum, respectively, on cash balances in excess of $10,000 in brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At March 31, 2005, TradeStation Securities had net capital of approximately $25.3 million (28.9% of aggregate debit items), which was approximately $23.5 million in excess of its required net capital. At December 31, 2004, TradeStation Securities had net capital of approximately $23.6 million (27.0% of aggregate debit items), which was approximately $21.8 million in excess of its required net capital.

(10) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of March 31, 2005, the Company has $1.9 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters. Additionally, on April 4, 2005, $16.2 million of the $54.8 million of cash and cash equivalents shown on the Company’s consolidated balance sheet at March 31, 2005 was transferred to cash segregated in compliance with federal regulations.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has five non-cancelable operating leases for facilities (including 3 data centers) with expirations ranging from May 2005 to July 2007. In addition to the leases for facilities, the Company leases certain office equipment. Future minimum lease payments as of March 31, 2005, under all operating leases, are as follows:

	Gross Payments	Sublease Rentals	Net Payments
2005	$2,052,386	$(193,293)	$1,859,093
2006	2,530,557	(264,689)	2,265,868
2007	1,978,402	(45,163)	1,933,239
2008	1,867,935	—	1,867,935
2009	1,904,344	—	1,904,344
Thereafter	5,260,138	—	5,260,138

	$15,593,762	$(503,145)	$15,090,617

Total rent expense for the three months ended March 31, 2005 and 2004 was approximately $861,000 and $910,000, respectively.

Purchase Obligations

As of March 31, 2005, the Company had various purchase obligations through September 2007 of approximately $1.4 million, $1.1 million and $490,000 for the remainder of 2005, 2006 and 2007, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

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

General Contingencies and Guarantees

In the ordinary course of business, there are various contingencies which are not reflected in the consolidated financial statements. These include customer activities involving the execution, settlement and financing of various customer securities and futures transactions. These activities may expose the Company to off-balance sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities or its clearing agents that is collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ internal policies. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. For further discussion, see Note 5 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

TradeStation Securities borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. TradeStation Securities deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, TradeStation Securities may be exposed to the risk of selling the securities at prevailing market prices. TradeStation Securities seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by requiring additional collateral as needed.

The customers’ financing and securities settlement activities may require TradeStation Securities and its clearing agents to pledge customer securities as collateral in support of various secured financing sources, which may include bank loans. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of needing to acquire the securities at prevailing market prices in order to satisfy its obligations. TradeStation Securities seeks to manage this risk by monitoring the market value of securities pledged on a daily basis.

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

(11) INCOME TAXES

As of March 31, 2005 and December 31, 2004, the Company had net deferred income tax assets of $1.8 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. In June 2004, the Company reversed a significant portion of the valuation allowance that was previously provided on its deferred income tax assets, because, in the opinion of management, it was more likely than not that those benefits would be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The June 2004 decision to reverse a significant portion of the valuation allowance was based on several factors, including TradeStation Securities receiving final approval of the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), and eight consecutive quarters of income from operations. The Company did not reverse the remaining valuation allowance, as it related to certain net operating loss carryforwards (expiring in 2019) which are subject to annual usage limitations of $545,000. The portion of the valuation allowance not reversed represents the last five years of the annual limitation amount, due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required.

During the three months ended March 31, 2005, the Company recorded a net income tax provision of $2.1 million based upon its current estimated annual effective income tax rate of approximately 38%, partially offset by adjustments to its deferred income tax assets to reflect its current anticipated federal income tax rate of 35% and other deferred income tax adjustments. During the three months ended

March 31, 2004, the Company recorded a net income tax provision of $71,000, most of which was an increase to the valuation allowance established for the amount due under the 2004 alternative minimum tax calculation. Other than this increase to the valuation allowance and state and local income taxes where the Company’s net operating loss carryforwards could not be utilized, the income tax expense associated with net operating income generated during the three months ended March 31, 2004 was totally offset by a reduction to the previously established valuation allowance.

As of March 31, 2005, the Company estimates, for federal income tax purposes, that it has net operating loss carryforwards of approximately $3.0 million (expiring in 2019) related to a 1999 acquisition. Since the deferred income tax assets related to these net operating loss carryforwards are subject to annual usage limitations of $545,000, the Company continues to maintain a $926,500 valuation allowance pertaining to these assets. Additionally, for Florida state income tax purposes, the Company estimates that it has net operating loss carryforwards of approximately $9.4 million (expiring in 2020 through 2023), of which the benefit on $7.2 million has been recorded through additional-paid-in capital.

In April 2005, a letter from the Internal Revenue Service was received notifying the Company that its federal income tax return for the year ended December 31, 2003 has been selected for examination.

(12) SEGMENT AND RELATED INFORMATION

For the three months ended March 31, 2005 and 2004, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

	For the Three Months Ended March 31,
	2005	2004
Revenues:
Brokerage services	$19,200,112	$15,195,536
Software products and services	7,117,410	5,984,317
Eliminations	(4,744,375)	(3,719,125)

	$21,573,147	$17,460,728

Income from operations:
Brokerage services	$3,090,516	$1,919,608
Software products and services	2,560,424	1,597,622

	$5,650,940	$3,517,230

	As of March 31, 2005	As of December 31, 2004
Identifiable assets:
Brokerage services	$484,389,600	$457,181,965
Software products and services	22,979,953	22,493,864

	$507,369,553	$479,675,829

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

TradeStation Securities’ core brokerage service is the TradeStation electronic trading platform, which is focused on rule-based trading. The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and “intelligent” direct-access order-routing and execution. Direct-access trading means, with respect to equities, equities options and futures transactions, direct Internet connections to electronic marketplaces. These include, for stocks and Exchange Traded Funds (ETF’s), electronic communication networks (ECN’s), ARCX, SuperDOT (for listed securities) and Nasdaq Market Center (for Nasdaq and listed securities), for futures, electronic futures exchanges such as the Chicago Mercantile Exchange’s (CME’s) Globex and the Chicago Board of Trade’s (CBOT’s) eCBOT, and, for equities options, electronic options exchanges offered by the AMEX, BOX, CBOE, ISE, PCX and PHLX. In each of these electronic marketplaces, anonymous buyers and sellers participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and direct-access order execution, the TradeStation electronic trading platform offers state-of-the-art advanced order placement functions, unique automated and manual order placement capabilities, and numerous advanced charting and analytics features. A formal patent application covering the TradeStation electronic trading platform has been filed with the United States Patent and Trademark Office.

Prior to September 2004, all equities trades were cleared through Bear, Stearns Securities Corp. Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. TradeStation Securities continues to clear institutional account securities trades through Bear, Stearns Securities Corp. Futures trades are cleared through R.J. O’Brien & Associates and forex trades are cleared through R.J. O’Brien Foreign Exchange (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates and R.J. O’Brien Foreign Exchange are collectively referred to as “clearing agents” or “clearing agent firms”).

Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling security transactions with the DTCC (for stocks) and the OCC (for options); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

As of March 31, 2005, TradeStation Securities had approximately 19,700 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to approximately 13,700 accounts as of March 31, 2004. During the 2005 first quarter, TradeStation Securities’ brokerage customer account base averaged approximately 39,800 daily average revenue trades (often referred to as “DARTs”), as compared to nearly 33,900 during the 2004 first quarter. As of March 31, 2005, the average account asset balance of an equities account was approximately $88,500 and the average asset balance of a futures account was nearly $20,000.

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

Results of Operations

For the three months ended March 31, 2005 and 2004, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. The following table presents, for the periods indicated, certain items in our consolidated statements of income broken down by segment:

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	Brokerage Services	Software Products And Services	Eliminations	Total	Brokerage Services	Software Products And Services	Eliminations	Total
	(In thousands)				(In thousands)
Revenues:
Brokerage revenues	$19,751	$—	$—	$19,751	$15,107	$—	$—	$15,107
Brokerage interest expense	640	—	—	640	—	—	—	—

Net brokerage revenues	19,111	—	—	19,111	15,107	—	—	$15,107
Subscription fees	—	6,776	(4,744)	2,032	—	5,601	(3,719)	1,882
Other	89	341	—	430	89	383	—	472

Total revenues	19,200	7,117	(4,744)	21,573	15,196	5,984	(3,719)	17,461

Operating expenses:
Clearing and execution costs	5,575	—	—	5,575	5,692	—	—	5,692
Data center costs	5,065	1,176	(4,744)	1,497	3,989	1,288	(3,719)	1,558
Technology development	432	1,529	—	1,961	384	1,514	—	1,898
Sales and marketing	3,202	54	—	3,256	2,442	229	—	2,671
General and administrative	1,835	1,798	—	3,633	769	1,356	—	2,125

Total operating expenses	16,109	4,557	(4,744)	15,922	13,276	4,387	(3,719)	13,944

Income from operations	$3,091	$2,560	$-	$5,651	$1,920	$1,597	$-	$3,517

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2004 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Net Brokerage Revenues. Net brokerage revenues is the key component of our results of operations and is comprised mainly of commission income for securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation online trading platform, interest earned and paid from self-clearing operations and interest revenue-sharing arrangements with clearing agent firms. Brokerage commission income and related clearing costs are recorded on a trade date basis as transactions occur. Platform fees are recorded on an accrual basis as monthly services are provided. Interest revenue from customer margin debit balances and customer cash balances and interest expense incurred on customer cash balances are recorded on an accrual basis as interest is earned or incurred.

Income Taxes. As of March 31, 2005 and December 31, 2004, we had net deferred income tax assets of $1.8 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. The valuation allowance of $926,500 relates to net operating loss carryforwards (expiring in 2019) from a 1999 acquisition, which are subject to annual usage limitations. The amount of the valuation allowance represents the last five years of the annual limitation amount, due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. See “Income Taxes” below, and Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. As of March 31, 2005 and December 31, 2004, we had an allowance for potential credit losses of $213,000 and $209,000, respectively. See Note 5 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During the three months ended March 31, 2004, we reversed

$569,000 of our accruals related to a third-party claim which had been inactive for over one year (and has remained inactive since that time). See “Brokerage Services Segment – Operating Expenses – General and Administrative.”

Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using market factors available at the time, we estimated the potential losses relating to the sublease of facilities that we would no longer occupy. During the three months ended March 31, 2005 and 2004, there were no increases in our estimated loss accrual based on current market factors and actual sublease arrangements. Net payments of $33,000 and $80,000 were applied against this accrual during the three months ended March 31, 2005 and 2004, respectively, resulting in a balance of $287,000 as of March 31, 2005.

Three months ended March 31, 2005 and 2004

Overall

Net revenues were $21.6 million for the three months ended March 31, 2005, as compared to $17.5 million for the three months ended March 31, 2004, an increase of $4.1 million, or 24%, due to increases in net brokerage revenues of $4.0 million and, to a lesser extent, increased subscription fees of approximately $150,000, partially offset by a decrease in other revenues of $41,000.

Income from operations was $5.7 million for the three months ended March 31, 2005, as compared to $3.5 million for the three months ended March 31, 2004, an improvement of approximately $2.1 million, or 61%. This improvement was due primarily to the higher brokerage revenues of $4.0 million and, to a lesser extent, increased subscription fees and reduced clearing and execution costs of $117,000, partially offset by increased general and administrative expenses of $1.5 million and increased sales and marketing expenses of $585,000.

Other income, net consists primarily of interest income earned on our cash and cash equivalents, offset by interest expense related to capital lease obligations and bank fees. Other income, net was $235,000 for the three months ended March 31, 2005, as compared to $56,000 for the three months ended March 31, 2004. The increase of $179,000 was primarily increased interest income due to higher average cash balances and higher interest rates.

During the three months ended March 31, 2005 and 2004, we recorded a net income tax provision of $2.1 million and $71,000, respectively. In 2005, we recorded income taxes based upon our current estimated annual effective income tax rate of approximately 38%, partially offset by adjustments to deferred income tax assets to reflect our anticipated federal income tax rate of 35% and other deferred tax adjustments. During the three months ended March 31, 2004, most of the income tax provision was an increase to the valuation allowance established for the amount due under the 2004 alternative minimum tax calculation. Other than this increase to the valuation allowance and state and local income taxes where our net operating loss carryforwards could not be utilized, the income tax expense associated with net operating income generated during the three months ended March 31, 2004 was totally offset by a reduction to the previously established valuation allowance associated with our deferred income tax, including net operating loss carryforwards. See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES and “Income Taxes” below.

Brokerage Services Segment

Revenues

Net Brokerage Revenues. Net brokerage revenues are comprised mainly of brokerage commission income and fees earned from brokerage customers’ securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation electronic trading platform, interest revenue sharing arrangements with the brokerage’s clearing agent firms, and, beginning with the September 2004 commencement of self-clearing of equities trades for our active trader client base, interest revenue earned from customer margin debit balances and customer cash balances, less interest expense incurred on customer cash balances. For the three months ended March 31, 2005, net brokerage revenues were $19.1 million (which included brokerage commissions of $12.3 million), net of $640,000 of interest expense paid on customer cash balances, as compared to brokerage revenues of $15.1 million (which included brokerage commissions of $11.6 million) for the three months ended March 31, 2004. This $4.0 million, or 27%, increase was due primarily to increased interest income related to equities self-clearing and increased interest rates and, to a lesser extent, increased brokerage commission and platform fees related to brokerage customer account growth and increased trading activity, partially offset by increased brokerage interest expense. The industry has been experiencing price pressure and some of our competitors have recently reduced trading commissions and fees. We continuously review and assess our pricing – both commissions and platform fees – and will adjust pricing as we believe is necessary or appropriate to compete effectively in the market.

Other Revenues. Other revenues are comprised primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform. Other revenues were approximately $89,000 in the three months ended March 31, 2005 and 2004.

Operating Expenses

Clearing and Execution Costs. Clearing and execution costs are the costs associated with executing and clearing customer trades, including commissions paid to third-party broker-dealers, exchanges and other market centers. Beginning in 2004, clearing and execution costs included new expenses related to our self-clearing operations, primarily personnel and related expenses, back-office systems, statement and confirmation processing, postage costs and clearing expenses paid to the DTCC. Prior to the September 2004 commencement of self-clearing operations, we incurred incremental and start-up costs which were comprised primarily of personnel and related expenses, and consulting and travel expenses, for which we received no offsetting cost-savings.

Clearing and execution costs were $5.6 million for the three months ended March 31, 2005, as compared to $5.7 million for the three months ended March 31, 2004, a decrease of $117,000, or 2%, even though we had significantly-increased trading activity. Clearing and execution costs, as a percentage of net brokerage revenues, were approximately 29% for the three months ended March 31, 2005, as compared to 38% for the three months ended March 31, 2004. During the three months ended March 31, 2005, the improvement in clearing and execution costs, as a percentage of net brokerage revenues, is due primarily to the benefits received from the self-clearing of equities trades during the 2005 first quarter and $450,000 of incremental expenses in the 2004 first quarter relating to self-clearing for which we received no offsetting cost-savings. This improvement was partially offset by a change in mix to a higher percentage of lower-margin revenue trades.

Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, and, to a lesser extent, data communications costs necessary to connect our server farms directly to electronic market places. The intercompany subscription fees are expenses accrued by TradeStation Securities (the brokerage services segment) and paid to TradeStation Technologies (the software products and services segment) pursuant to an intercompany expense allocation agreement on a per user basis. See “Technology Development” below. Data center costs were $5.1 million for the three months ended March 31, 2005, as compared to $4.0 million for the three months ended March 31, 2004, an increase of $1.1 million, or 27%, related primarily to an increase in intercompany subscription fees paid by TradeStation Securities (the brokerage services segment) to TradeStation Technologies (the software products and services segment), which resulted mainly from the higher number of brokerage accounts in 2005 as compared to 2004. See “Software Products and Services Segment – Revenues – Subscription Fees.”

Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its customers and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended March 31, 2005 were $432,000, as compared to $384,000 for the three months ended March 31, 2004, an increase of $48,000, or 13%, due primarily to increased personnel and related costs. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany expense allocation agreement. See “Software Products and Services Segment – Operating Expenses - Technology Development.”

Sales and Marketing. Sales and marketing expenses consist primarily of: personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web-site maintenance and administration costs. Sales and marketing expenses were $3.2 million for the three months ended March 31, 2005, as compared to $2.4 million for the three months ended March 31, 2004, an increase of $760,000, or 31%, due primarily to increased advertising and promotional expenses of $661,000. Sales and marketing expenses are anticipated to continue to increase in 2005 as we ramp up our advertising and seek to grow our sales force to grow our customer account base.

General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; and other facility expenses. General and administrative expenses were $1.8 million for the three months ended March 31, 2005, as compared to $769,000 for the three months ended March 31, 2004, an increase of $1.1 million, or 139%. This increase is due primarily to increases in personnel and related costs of $197,000 and professional fees of $170,000, as well as the 2004 first quarter reversal of the uninsured loss provision and related legal fees of $569,000 for a third party-claim which was inactive for over one year (and has remained inactive).

Software Products and Services Segment

Revenues

Subscription Fees. Subscription fees represent monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services. Subscription fees also include intercompany revenue for licensing to TradeStation Securities pursuant to an intercompany expense allocation agreement, on a per user basis, the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Intercompany Subscription Fees have no effect on our consolidated results. Subscription fees were $6.8 million for the three months ended March 31, 2005, as compared to $5.6 million for the three months ended March 31, 2004, an increase of $1.2 million, or 21%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees were $2.0 million for the three months ended March 31, 2005, as compared to $1.9 million for the three months ended March 31, 2004, an increase of approximately $150,000, or 8%, as a result of price increases to certain groups of subscribers during May 2004, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

Other Revenues. Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products and, to a lesser extent, licensing fees derived from direct sales of our legacy customer software products and revenues from our annual user conference. Other revenues were $341,000 for the three months ended March 31, 2005, as compared to $383,000 for the three months ended March 31, 2004, a decrease of $42,000, or 11%. This expected decrease in royalties and licensing fees is the result of no longer marketing legacy customer software since May 2000 and no longer offering legacy customer software products domestically since September 2001. Other revenues are expected to continue to decrease in the near future.

Operating Expenses

Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our facilities where the data server farms are located, including costs necessary to connect our data server farms directly to electronic marketplaces, depreciation and maintenance of servers, and data distribution and exchange fees. Data center costs for the three months ended March 31, 2005 were $1.2 million, as compared to $1.3 million for the three months ended March 31, 2004, a decrease of $112,000, or 9%. The decrease is due primarily to decreases in data distribution and exchange fees of $148,000, server maintenance and depreciation expenses of $103,000 and rent and bandwidth charges of $44,000, partially offset by increased circuits and frame relays (connectivity charges) of $182,000.

Technology Development. Technology development expenses include: expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; and testing of products and services. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including all order execution technology. Technology development expenses were $1.5 million for the three months ended March 31, 2005 and the three months ended March 31, 2004.

Sales and Marketing. We no longer actively market software products and services, the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses consisted primarily of personnel costs and, to a lesser extent, facility costs. Sales and marketing expenses were $54,000 for the three months ended March 31, 2005, as compared to $229,000 for the three months ended March 31, 2004, a decrease of $175,000, or 76%, due primarily to decreased personnel costs, including the transfer of substantially all of the customer support team from the software products and services segment to the brokerage services segment in April 2004.

General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel, including: executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; amortization of intangible assets; and insurance. General and administrative expenses were $1.8 million for the three months ended March 31, 2005, as compared to $1.4 million for the three months ended March 31, 2004, an increase of $442,000, or 33%. This increase was due primarily to increased professional fees of $411,000 (related to increased legal fees), and increased personnel and related costs of $96,000, partially offset by decreases in amortization and other expenses.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. See “Issues, Uncertainties and Risk Factors” below.

Income Taxes

As of March 31, 2005 and December 31, 2004, we had net deferred income tax assets of $1.8 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. In June 2004, we reversed a significant portion of the valuation allowance that was previously provided on our deferred income tax assets, because, in the opinion of management, it was more likely than not that those benefits would be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The June 2004 decision to reverse a significant portion of the valuation allowance was triggered primarily by TradeStation Securities receiving final approval of the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), and eight consecutive quarters of income from operations. We did not reverse the remaining valuation allowance as it related to certain net operating loss carryforwards (expiring in 2019) which are subject to annual usage limitations of $545,000. The portion of the valuation allowance not reversed represents the last five years of the annual limitation amount, due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required.

During the three months ended March 31, 2005, we recorded a net income tax provision of $2.1 million based upon our current estimated effective annual income tax rate of approximately 38%, partially offset by adjustments to deferred income tax assets to reflect our current anticipated federal income tax rate of 35% and other deferred income tax adjustments. During the three months ended March 31, 2004, we recorded a net income tax provision of $71,000, most of which was an increase to the valuation allowance established for the amount due under the 2004 alternative minimum tax calculation. Other than this increase to the valuation allowance and state and local income taxes where our net operating loss carryforwards could not be utilized, the income tax expense associated with net operating income generated during the three months ended March 31, 2004 was totally offset by a reduction to the previously established valuation allowance.

As of March 31, 2005, we estimate, for federal income tax purposes, that we have net operating loss carryforwards of approximately $3.0 million (expiring in 2019) related to a 1999 acquisition. Since the deferred income tax assets related to these net operating loss carryforwards are subject to annual usage limitations of $545,000, we continue to maintain a $926,500 valuation allowance pertaining to these assets. Additionally, for Florida state income tax purposes, we estimate that we have net operating loss carryforwards of approximately $9.4 million (expiring in 2020 through 2023), of which the benefit on $7.2 million has been recorded through additional paid-in capital. We anticipate the utilization of these state net operating loss carryforwards during 2005.

In April 2005, we received a letter from the Internal Revenue Service notifying us that our federal income tax return for the year ended December 31, 2003 has been selected for examination.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of approximately $54.8 million, of which $1.9 million was restricted, supporting a facility lease. On April 4, 2005, $16.2 million of that $54.8 million of cash and cash equivalents was transferred to cash segregated in compliance with federal regulations. See Note 11 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

As of March 31, 2005, TradeStation Securities had: $350.7 million of cash segregated in compliance with federal regulations, in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; net receivables from brokerage customers of $56.0 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $24.8 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $446.0 million at March 31, 2005. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At March 31, 2005, TradeStation Securities had net capital of approximately $25.3 million (28.9% of aggregate debit items), which was approximately $23.5 million in excess of its required net capital of approximately $1.7 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, clearing agent and other cash deposit requirements which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of March 31, 2005, we had interest-bearing security deposits and short-term treasury bills totaling $12.3 million with clearing organizations and clearing agents for the self-clearing of stock trades and standardized equity option trades.

As of March 31, 2005, we have no long-term debt obligations, and a summary of our capital lease obligations (net of interest and sales tax), operating lease obligations (net of subleases), and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2005	2006 - 2008	2009 - 2010	Thereafter
Capital lease obligations	$3,053	$3,053	$—	$—	$—
Operating lease obligations	15,090,617	1,859,093	6,067,042	3,846,189	3,318,293
Purchase obligations	2,990,174	1,419,725	1,570,449	—	—

Total	$18,083,844	$3,281,871	$7,637,491	$3,846,189	$3,318,293

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of up to $1.0 million for the remainder of 2005 (primarily for the purchase of computer hardware to support the growth of our data server farms and our back-office systems to support our business). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Cash provided by operating activities totaled approximately $23.7 million and $1.9 million during the three months ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities during the three months ended March 31, 2005 was due primarily to timing differences related to brokerage customer credit balances (including approximately $16.2 million transferred to cash segregated in compliance with federal regulations on April 4, 2005), and, to a lesser extent, net income of $3.8 million, adjustments for non-cash items of $2.6 million, and a decrease in security deposits with clearing organizations and clearing agents of $2.2 million. Net cash provided by operating activities during the three months ended March 31, 2004 was due primarily to net income of $3.5 million and adjustments for non-cash items of $547,000, partially offset by decreases in accrued expenses of $746,000 and payables to broker-dealers of $297,000, and increases in other assets of $572,000 and receivables from clearing agents of $568,000.

Investing activities used cash of $1.2 million during the three months ended March 31, 2005 for capital expenditures (mostly computer hardware to support the growth of our data server farms). Investing activities provided cash of $1.2 million during the three months ended March 31, 2004 due to $2.0 million of proceeds from the maturity of marketable securities, partially offset by the acquisition of exchange membership seats of $415,000 and capital expenditures of $373,000 (mostly computer hardware and software for our data server farms).

Financing activities provided cash of $132,000 during the three months ended March 31, 2005 and 2004. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans provided cash of $136,000 and $216,000 during the three months ended March 31, 2005 and 2004, respectively. Repayments of capital lease obligations were $4,000 and $84,000 during the three months ended March 31, 2005 and 2004, respectively.

In connection with the initial public offering of the predecessor to TradeStation Securities, warrants to purchase up to 225,000 shares of that predecessor company’s common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 9, 2004. We assumed such warrants in connection with the merger between TradeStation Technologies and TradeStation Securities, and, based on the 1.7172 to 1 merger conversion ratio, the underwriters were granted rights to purchase up to 386,369 shares of the company’s common stock at an exercise price of $6.73. In July 2003, we filed a registration statement with the Securities and Exchange Commission to register the warrants and the 386,369 shares of common stock issuable upon the exercise of such warrants, which was declared effective by the Securities and Exchange Commission on August 13, 2003. During the three months ended March 31, 2004, we issued 1,634 shares of common stock associated with the exercise of warrants in exchange for the delivery and cancellation of 2,800 warrants. All unexercised warrants expired in June 2004.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. We expect to adopt SFAS 123(R) on January 1, 2006, but we have not yet determined if we will use the modified-prospective method or the modified-retrospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognize no compensation cost for employee stock options, as options granted under the company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have been approximately as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Consolidated Financial Statements – STOCK BASED COMPENSATION – PRO FORMA NET INCOME. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized as a result of tax deductions in excess of recognized compensation cost during the three months ended March 31, 2005 was approximately $104,000. Through March 31, 2004, we had a full valuation allowance on our deferred income tax assets and, therefore, no amount was recognized for such excess tax deductions, if any.

Off-Balance Sheet Arrangements

In the ordinary course of business, there are various contingencies which are not reflected in the consolidated financial statements. These include customer activities involving the execution, settlement and financing of various customer securities and futures transactions. These activities may expose the company to off-balance sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

Nearly all TradeStation Securities customer accounts are margin accounts. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents that are collateralized by cash and securities in the customers’ accounts with those clearing agents. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts with those clearing agents. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to timely deposit additional collateral or to reduce positions when necessary.

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

Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	general economic and market factors that affect active trading, including trade volume, market volatility, market direction or trends, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	market or competitive pressure to lower commissions and fees charged to customers (both E*Trade and Schwab reduced their online brokerage commissions in the 2005 first quarter) or to reduce or eliminate monthly platform fees paid by brokerage customers;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effect of our recent decision to increase materially advertising and marketing expenditures to try to help grow revenues and market share, and the timing of those marketing campaigns;

•	the negative effect on revenues that would result if our active trader clients who engage in short selling (a large component of our trade activity) become unsatisfied with the short sale borrowing inventory we provide now that we no longer have access to Bear Stearns’ short sale borrowing inventory and in light of new SEC regulations that make it more difficult for us to offer such inventory;

•	the collectibility of unsecured accounts receivable that may arise from time to time in the ordinary course of business or otherwise;

•	the timing, success, volatility and other characteristics or effects that develop concerning our new forex and online options trade execution services, and our planned forex service enhancements, including customer acceptance and size of market;

•	costs, material shifts in cash requirements and/or adverse financial consequences that may occur with respect to clearing organization, clearing agent and/or exchange requirements, or regulatory issues, including exchange, clearing agent or clearing organization cash deposit requirements, reserve and settlement requirements and other financial requirements;

•	pending or potential third-party claims that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments), than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), and pending NASD arbitrations concerning brokerage customer claims seeking, in the aggregate, tens of millions of dollars of actual and punitive damages;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations (as a result of lower-than-expected share volume, brokerage accounts, assets per equity account, daily average trades or other reasons), the negative effects of such lower revenues to our bottom line, including our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of recent enhancements to the TradeStation electronic trading platform, including the possibility of less-than-anticipated appeal to customers and unexpected technical issues or difficulties;

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third-party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third-party claims); and

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chance of success in the institutional trader market.

Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. To the extent that interest in active trading, or trading generally, decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially, adversely affected. Unfavorable market conditions have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also usually result in more losses for our customers, which could result in increases in quantity and size of errors or omissions or other claims that may be made against us by customers. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services in the industry, as well as consolidation of the types of financial instruments (equities, equities options, futures, forex) offered by firms. There has also been consolidation of online brokerage firms generally, as well as intense price competition. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure (both on transactional commissions and monthly platform fees); the timing and market acceptance of new products and services and enhancements developed by our competitors (including strategy back-testing and automation capabilities); market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail customers; data availability and cost; and third-party clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to design, improve and support materially error-free Internet-based systems; ease-of-use of our products and services; reliability of our products and services; pricing decisions; the ability and resources to provide sufficient short sale inventory; self-clearing costs; and sales and other marketing decisions and efforts.

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

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, including unanticipated costs for self-clearing and/or omnibus clearing operations (such as large cash or security deposits, which are $12.3 million as of April 30, 2005, and which are expected to increase as our business grows); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; unanticipated costs relating to our new forex and options execution services; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional customers; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

We Are Exposed to Credit Risk

We make margin loans to clients collateralized by client securities, and borrow securities to cover trades. In fact, nearly all of our clients’ accounts are margin, as opposed to cash, brokerage accounts. A portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral substantially decreases in proportion to the amount of a client’s indebtedness. As of April 30, 2005, we are carrying approximately $207,000 of an unsecured account debit (plus accrued interest thereon) that resulted from large losses in one client’s account that occurred in September 2004 as a result of a sudden, large adverse price movement to a concentrated securities position being maintained by that client. While we have implemented additional risk-management procedures designed to reduce this risk, there can be no assurance that we will not experience periodic or frequent unsecured account debits that materially and adversely affect our results of operations. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material, adverse effect on our revenues and profitability.

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

We May Not Be Able To Adequately Protect Or Preserve Our Rights In Intellectual Property

Our success is and will continue to be heavily dependent on proprietary technology, including existing trading software, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. We also have pending patent applications covering the TradeStation electronic platform, but we do not yet know if the patents will be issued. Policing unauthorized use of our products and services is difficult, however, and we may be unable to prevent, or unsuccessful in attempts to prevent, theft, copying or other unauthorized use or exploitation of our product and service technologies. There can be no assurance that the steps taken by us to protect (or defend) our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

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

The SEC, the NASD, the CFTC, the NFA, the DTCC (i.e., NSCC and DTC), the Options Clearing Corporation (OCC), certain exchanges and other regulatory and self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants, large, fluctuating cash deposit requirements, and reserve, settlement and other financial requirements. Net capital is the net worth of the regulated company (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by the NASD or NFA, and it could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

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

As of April 30, 2005, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own over 47% of the outstanding shares of our common stock. Therefore, as a practical matter, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will likely be determined by the Cruzes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates or market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not hold any market risk sensitive instruments for trading purposes.

TradeStation Securities seeks to manage the risks associated with our customers’ activities by requiring customers to maintain margin collateral and reduce concentrated positions in compliance with regulatory and internal guidelines. TradeStation Securities monitors required margin levels on an intra-day basis and, pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

TradeStation Securities earns interest from interest revenue-sharing arrangements with its clearing agents and, as a self-clearing broker-dealer, holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $350.7 million at March 31, 2005. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $446.0 million at March 31, 2005, in the form of customer cash balances. TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Because TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. We estimate that, based upon our brokerage customer balances as of the date of this report, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $25,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities. As of March 31, 2005, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. Any increase or decrease in interest rates will not have a material impact on our interest earned on our corporate cash balances or security deposits.

TradeStation Securities seeks to manage risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 10 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended March 31, 2005, we issued to 224 employees (including 3 executive officers) options to purchase an aggregate of approximately 526,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $7.11 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the first quarter of 2005.

ITEM 6. EXHIBITS

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

TradeStation Group, Inc.
Registrant

May 4, 2005	/s/ David H. Fleischman
Date	David H. Fleischman
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