Form 10-Q
period 2005-06-30
TRADESTATION GROUP INC
filed 2005-08-05
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 42,890,518 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $1,911,426 at June 30, 2005 and December 31, 2004	$37,173,177	$32,111,235
Cash segregated in compliance with federal regulations	390,659,359	347,094,597
Receivables from brokers, dealers, clearing organizations and clearing agents	25,707,413	19,404,102
Receivables from brokerage customers, net	58,590,707	56,984,622
Property and equipment, net	3,505,079	3,075,186
Prepaid income taxes	3,057,755	—
Deferred income taxes, net	1,451,643	3,811,716
Deposits with clearing organizations and clearing agents	9,269,254	14,498,375
Other assets	3,011,494	2,695,996

Total assets	$532,425,881	$479,675,829

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$432,285	$3,089,950
Payables to brokerage customers	463,476,183	420,709,173
Accounts payable	2,000,877	2,204,845
Accrued expenses	4,612,561	4,346,621

Total liabilities	470,521,906	430,350,589

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 42,803,913 and 41,857,654 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	428,039	418,577
Additional paid-in capital	59,534,852	55,421,283
Retained earnings (accumulated deficit)	1,941,084	(6,514,620)

Total shareholders’ equity	61,903,975	49,325,240

Total liabilities and shareholders’ equity	$532,425,881	$479,675,829

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Commissions and fees	$16,443,463	$13,880,536	$32,209,763	$28,150,156

Interest income	4,981,205	855,738	8,965,654	1,692,852
Interest expense	859,944	—	1,499,501	—

Net interest income	4,121,261	855,738	7,466,153	1,692,852

Net brokerage revenues	20,564,724	14,736,274	39,675,916	29,843,008

Subscription fees and other	2,446,318	2,482,874	4,908,273	4,836,868

Net revenues	23,011,042	17,219,148	44,584,189	34,679,876

OPERATING EXPENSES:
Clearing and execution costs	5,774,919	5,543,222	11,349,620	11,234,837
Data center costs	1,457,262	1,614,034	2,954,352	3,172,147
Technology development	1,952,347	1,860,199	3,913,722	3,758,375
Sales and marketing	3,388,645	2,648,642	6,644,440	5,319,056
General and administrative	3,232,833	3,016,075	6,866,079	5,141,255

Total operating expenses	15,806,006	14,682,172	31,728,213	28,625,670

Income from operations	7,205,036	2,536,976	12,855,976	6,054,206

OTHER INCOME, net	294,097	69,256	528,736	124,888

Income before income taxes	7,499,133	2,606,232	13,384,712	6,179,094

INCOME TAX PROVISION (BENEFIT)	2,822,008	(3,200,038)	4,929,008	(3,128,580)

Net income	$4,677,125	$5,806,270	$8,455,704	$9,307,674

EARNINGS PER SHARE:
Basic	$0.11	$0.14	$0.20	$0.22

Diluted	$0.11	$0.13	$0.19	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,173,423	41,625,992	42,020,721	41,556,551

Diluted	43,789,156	44,233,907	43,565,197	44,421,196

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,455,704	$9,307,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	894,638	1,093,222
Tax benefit on exercise of stock options	1,923,587	3,331,168
Deferred income tax provision (benefit)	4,283,660	(3,144,579)
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(43,564,762)	(65,500)
Receivables from brokers, dealers, clearing organizations and clearing agents	(6,303,311)	(490,167)
Receivables from brokerage customers	(1,613,847)	(276,052)
Prepaid income taxes	(3,057,755)	—
Deposits with clearing organizations and clearing agents	5,229,121	—
Other assets	(310,514)	(4,162,361)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(2,657,665)	(271,723)
Payables to brokerage customers	42,767,010	50,795
Accounts payable	(203,968)	(109,462)
Accrued expenses	(1,654,594)	(485,321)

Net cash provided by operating activities	4,187,304	4,777,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,321,753)	(786,209)
Proceeds from maturity of marketable securities	—	1,997,060
Acquisition of exchange memberships	—	(415,000)

Net cash (used in) provided by investing activities	(1,321,753)	795,851

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,199,444	725,094
Repayment of capital lease obligations	(3,053)	(170,073)

Net cash provided by financing activities	2,196,391	555,021

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	5,061,942	6,128,566
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	30,199,809	28,334,875

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$35,261,751	$34,463,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,504,435	$6,967

Cash paid for income taxes	$3,739,100	$33,000

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three and six months ended June 30, 2005 and 2004 are unaudited)

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

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2005 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the Company commencing self-clearing of equities trades for its active trader client base in September 2004. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which is a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires a voluntary change in accounting principle to be applied retrospectively to all prior periods’ financial statements as if the principle had always been applied. Previously, voluntary changes in accounting principles were required to be recognized by including, in net income of the period of change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company presently has no plans to adopt a voluntary change in accounting principle, and is not aware of any errors in its financial statements that would require correction; therefore, the Company believes that the adoption of SFAS No. 154 will not have an effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. The Company expects to adopt SFAS 123(R) on January 1, 2006, but has not yet determined if it will use the modified-prospective method or the modified-retrospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have been approximately as described in the disclosure of pro forma net income and earnings per share in Note 2 – STOCK BASED COMPENSATION – PRO FORMA NET INCOME. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized as a result of tax deductions in excess of recognized compensation cost during the six months ended June 30, 2005 and 2004 was approximately $1.9 million and $3.3 million, respectively.

(2) STOCK-BASED COMPENSATION – PRO FORMA NET INCOME

In accordance with SFAS No. 123, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of income when such equity instruments are issued. There were no stock-based transactions with non-employees during the six months ended June 30, 2005 or 2004; therefore, no such compensation expense was recorded.

As currently permitted by SFAS No. 123, the Company accounts for its stock-based transactions with employees using the intrinsic value method proscribed by APB Opinion No. 25. Under this method, compensation is generally not required to be recognized as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee transactions.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$4,677,125	$5,806,270	$8,455,704	$9,307,674

Deduct: Stock-based employee compensation under the fair value method for all awards, net of tax impact	(252,649)	(101,771)	(515,831)	(625,137)

Pro forma net income	$4,424,476	$5,704,499	$7,939,873	$8,682,537

Earnings per share:
Basic, as reported	$0.11	$0.14	$0.20	$0.22

Diluted, as reported	$0.11	$0.13	$0.19	$0.21

Basic, pro forma	$0.10	$0.14	$0.19	$0.21

Diluted, pro forma	$0.10	$0.13	$0.19	$0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3%	3%	3%	3%
Dividend yield	—	—	—	—
Volatility factor	63%	63%	63%	63%
Weighted average life (years)	4	4	4	4

When the Company adopts SFAS 123(R), currently scheduled for the beginning of 2006, the Company will include the expenses associated with share-based transactions with its employees in the consolidated statements of income. See Note 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION – Recently Issued Accounting Standards.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three and six months ended June 30, 2005 and 2004 are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding (basic)	42,173,423	41,625,992	42,020,721	41,556,551

Impact of dilutive stock options after applying the treasury stock method	1,615,733	2,607,915	1,544,476	2,864,645

Weighted average shares outstanding (diluted)	43,789,156	44,233,907	43,565,197	44,421,196

Stock options outstanding, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive (as their exercise prices exceeded the average market price of the common stock during the period), are presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Stock options	1,006,546	1,122,306	1,006,546	796,970

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

(5) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of $58.6 million (net of a $217,000 allowance for a potential credit loss) and $57.0 million (net of a $209,000 allowance for a potential credit loss) at June 30, 2005 and December 31, 2004, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At June 30, 2005 and December 31, 2004, TradeStation Securities was charging a base margin debit interest rate of 7.125% and 6.375% per annum, respectively, on debit balances in brokerage customer accounts. On July 1, 2005, this rate was increased to 7.375%.

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

In September 2004, a sudden, adverse price movement in a stock for which a brokerage client account held a concentrated short position resulted in an unsecured net debit in that account of approximately $207,000 (subsequent interest charges have been recorded). TradeStation Securities has filed an NASD arbitration demand to try to collect this unsecured debit, but no assurance can be given that any of this unsecured debit will be collected. At June 30, 2005 and December 31, 2004, a full allowance was recorded for this unsecured debit (including subsequent interest charges). See Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

(6) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Securities borrowed from broker-dealers	$24,308,752	$18,614,800
Fees and commissions receivable from clearing agents and other	1,398,661	789,302

	$25,707,413	$19,404,102

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

TradeStation Securities services its institutional equities accounts through Bear, Stearns Securities Corp. on a fully-disclosed basis. Futures trades are cleared through R.J. O’Brien & Associates, and forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, each on a fully-disclosed basis. Subsequent to July 15, 2005, forex trades have been cleared through Gain Capital Group, Inc. on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(7) PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts payable to brokers, dealers and clearing organizations consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Payables to clearing organizations for unsettled trades	$286,980	$2,850,402
Other	145,305	239,548

	$432,285	$3,089,950

(8) PAYABLES TO BROKERAGE CUSTOMERS

Amounts payable to brokerage customers consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Cash balances in brokerage customer accounts	$462,982,423	$420,173,601
Customer credits and other	493,760	535,572

	$463,476,183	$420,709,173

Cash balances in brokerage customer accounts are the principal source of funding for margin lending. At June 30, 2005 and December 31, 2004, TradeStation Securities was paying interest at a rate of 1.00% and 0.75% per annum, respectively, on cash balances in excess of $10,000 in brokerage customer accounts. On July 1, 2005, TradeStation Securities increased this interest rate to 1.125% per annum.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At June 30, 2005, TradeStation Securities had net capital of approximately $28.4 million (33.4% of aggregate debit items), which was approximately $26.7 million in excess of its required net capital. At December 31, 2004, TradeStation Securities had net capital of approximately $23.6 million (27.0% of aggregate debit items), which was approximately $21.8 million in excess of its required net capital.

(10) COMMITMENTS AND CONTINGENCIES

Restricted Cash

At June 30, 2005 and December 31, 2004, the Company had $1.9 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Line of Credit and Guarantee

On June 16, 2005, TradeStation Securities entered into a loan agreement for a revolving credit facility which the Company has guaranteed. The revolving credit facility provides for borrowings up to $10 million, expires on its first anniversary (June 16, 2006) if not renewed, and is payable on demand. The credit facility is available for TradeStation Securities’ short-term working capital needs. Borrowings under the credit facility bear interest at the LIBOR Market Index Rate plus 1.70%, (5.0% as of June 30, 2005) and the outstanding balance must be paid down to a maximum balance of $1,000 on at least five days each month. Accrued interest is payable monthly commencing June 30, 2005. There is an unused line of credit fee equal to 25 basis points per annum on the average daily unused available principal balance for the preceding calendar quarter, which shall be waived if the Company and/or any of its subsidiaries maintain, in the aggregate, on average during a quarterly period, over $1 million of deposits with the counter-party during the first year and, if renewed, over $10 million thereafter. There has not been any borrowings under this line of credit and the Company has not incurred any unused line of credit fee.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including two data centers) with expirations ranging from April 2006 to July 2007. In addition to the leases for facilities, the Company leases certain office equipment. Future minimum lease payments as of June 30, 2005, under all operating leases, are as follows:

	Gross Payments	Sublease Rentals	Net Payments
2005	$1,327,407	$(129,293)	$1,198,114
2006	2,530,557	(264,689)	2,265,868
2007	1,978,402	(45,163)	1,933,239
2008	1,867,935	—	1,867,935
2009	1,904,344	—	1,904,344
Thereafter	5,260,138	—	5,260,138

	$14,868,783	$(439,145)	$14,429,638

Total rent expense for the three months ended June 30, 2005 and 2004 was approximately $785,000 and $1.0 million, respectively. Total rent expense for the six months ended June 30, 2005 and 2004 was approximately $1.6 million and $1.9 million, respectively.

Purchase Obligations

As of June 30, 2005, the Company had various purchase obligations through September 2007 of approximately $963,000, $1.1 million and $490,000 for the remainder of 2005, 2006 and 2007, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

Three lawsuits have been filed by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, the Cruzes, family partnerships owned and controlled by the Cruzes, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. All three cases are in the discovery phase of litigation and, in the Allen case, a motion for summary judgment has been filed by the plaintiffs. The Company continues to believe all of the claims in all three cases are baseless.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, such as a NASD OATS reporting inquiry and NASD arbitrations, incidental to, and part of the ordinary course of, its business. Three claims in pending arbitrations seek, in the aggregate, tens of millions of dollars of actual and punitive damages. One hearing is set for August 2005 and another is set for October 2005. The OATS reporting inquiry could ultimately result in a censure and fine.

While no assurances can be given, the Company does not believe that the ultimate outcome of any of the above legal matters or claims will result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

Beginning June 1, 2002, the Company has not carried errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon the Company’s assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company’s business.

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

(11) INCOME TAXES

During the three and six months ended June 30, 2005, the Company recorded an income tax provision of $2.8 million and $4.9 million, respectively, based upon its current estimated annual effective income tax rate of approximately 38%, partially offset by adjustments to its deferred income tax assets to reflect its current anticipated federal income tax rate of 35% and certain other deferred income tax adjustments. During the three and six months ended June 30, 2004, the Company recorded an income tax benefit, net of income tax expense, of $3.2 million and $3.1 million, respectively, related primarily to the reversal of a significant portion of a valuation allowance on deferred income tax assets (see below).

As of June 30, 2005 and December 31, 2004, the Company had net deferred income tax assets of $1.5 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. In June 2004, the Company reversed a significant portion of the valuation allowance that was previously provided on its deferred income tax assets, because, in the opinion of management, it was more likely than not that those benefits would be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The June 2004 decision to reverse a significant portion of the valuation allowance was based on several factors, including TradeStation Securities receiving final approval of the Depository Trust & Clearing Corporation to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), and eight consecutive quarters of income from operations. In the 2004 second quarter, the result of this reversal was an income tax net benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises).

As of June 30, 2005, the Company estimates, for federal income tax purposes, that it has net operating loss carryforwards of approximately $3.0 million (expiring in 2019) and income tax credits of approximately $124,000 (expiring in 2010 through 2019) related to a 1999 acquisition. Since the deferred income tax assets related to these net operating loss carryforwards and income tax credits are subject to annual usage limitations of $545,000, the Company continues to maintain a $926,500 valuation allowance pertaining to these assets. The valuation allowance represents approximately the last five years of the annual limitation amount, due to the Company’s inability to estimate taxable income that far into the future. Additionally, for Florida state income tax purposes, as of June 30, 2005, the Company estimates that it has net operating loss carryforwards of approximately $7.1 million (expiring in 2020 through 2023), of which the benefit has been recorded through additional-paid-in capital (relating to the tax benefit of stock option exercises).

In April 2005, a letter from the Internal Revenue Service was received notifying the Company that its Federal income tax return for the year ended December 31, 2003 has been selected for examination. Management believes this examination, which is currently in progress, to be a routine examination in the ordinary course. While no assurances can be given, the Company believes that this examination will not have a material impact on the Company’s financial position or results of operations.

(12) SEGMENT AND RELATED INFORMATION

For the three and six months ended June 30, 2005 and 2004, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Brokerage services	$20,645,955	$14,807,929	$39,846,067	$30,003,465
Software products and services	7,421,587	6,524,344	14,538,997	12,508,661
Eliminations	(5,056,500)	(4,113,125)	(9,800,875)	(7,832,250)

	$23,011,042	$17,219,148	$44,584,189	$34,679,876

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Income from operations:
Brokerage services	$3,903,420	$205,138	$6,993,936	$2,124,746
Software products and services	3,301,616	2,331,838	5,862,040	3,929,460

	$7,205,036	$2,536,976	$12,855,976	$6,054,206

			As of June 30, 2005	As of December 31, 2004
Identifiable assets:
Brokerage services			$505,356,032	$457,181,965
Software products and services			27,069,849	22,493,864

			$532,425,881	$479,675,829

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

TradeStation Securities’ brokerage revenues consist of transactional commissions and fees, interest derived from customer balances and margin lending to customers, and monthly platform fees. Given the growth of customer accounts, customer account balances and the rise in interest rates over the past several months, we now report interest income separately as a component of brokerage revenues. With respect to monthly platform fees (a $99.95 charge currently made to most brokerage customers for being granted access to use the TradeStation trading platform), we recently announced a strategic marketing initiative, to be effective September 1, 2005, to reduce materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. This threshold reduction is estimated to decrease monthly revenues by approximately $300,000 and to decrease monthly net income by approximately $185,000, assuming there are no offsetting benefits. No assurances can be given that any offsetting benefits will be achieved.

Prior to September 2004, all equities trades were cleared through Bear, Stearns Securities Corp. Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through

Broadcort, a division of Merrill Lynch. Beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Self-clearing has provided and should continue to provide substantial cost savings and efficiencies. TradeStation Securities continues to clear institutional account securities trades through Bear, Stearns Securities Corp. on a fully-disclosed basis. Futures trades are cleared through R.J. O’Brien & Associates, and forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, each on a fully-disclosed basis. Subsequent to July 15, 2005, forex trades have been cleared through Gain Capital Group, Inc. on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In connection with a recent extension of its futures clearing agreement (which was set to expire December 31, 2005) and a recent agreement with its new forex clearing agent, TradeStation Securities will begin receiving in July 2005 materially more favorable interest-sharing and clearing fee/deal-spread sharing arrangements. These benefits are not based on growth in trading volume or any other contingency.

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

As of June 30, 2005, TradeStation Securities had 20,942 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), an increase of 39%, as compared to 15,106 accounts as of June 30, 2004. The following table presents, for the periods indicated, certain brokerage metrics and account information:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Trading Days	64.0	62.0	N.M.	125.0	124.0	N.M.
Daily average revenue trades (DARTs)	41,086	33,477	23%	40,459	33,677	20%

Client Trading Activity – Per Account
Annualized trades	509	586	(13)%	520	620	(16)%
Annualized net brokerage revenue	$3,984	$4,160	(4)%	$4,081	$4,428	(8)%

				As of June 30,
				2005	2004	% Change
Client Account Information
Total brokerage accounts				20,942	15,106	39%
Average assets per account – equities				$87,100	$110,000	(21)%
Average assets per account - futures				$19,300	$21,300	(9)%

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

Results of Operations

For the three months ended June 30, 2005 and 2004, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. The following table presents, for the periods indicated, certain items in our consolidated statements of income broken down by segment:

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
	Brokerage Services	Software Products And Services	Eliminations	Total	Brokerage Services	Software Products And Services	Eliminations	Total
	(In thousands)				(In thousands)
Revenues:
Commissions and fees	$16,444	$—	$—	$16,444	$13,880	$—	$—	$13,880

Interest income	4,981	—	—	4,981	856	—		856
Interest expense	860	—	—	860	—	—	—	—

Net interest income	4,121	—	—	4,121	856	—	—	856

Net brokerage revenues	20,565	—	—	20,565	14,736	—	—	14,736

Subscriptions and other	81	7,422	(5,057)	2,446	72	6,524	(4,113)	2,483

Net revenues	20,646	7,422	(5,057)	23,011	14,808	6,524	(4,113)	17,219

Operating expenses:
Clearing and execution costs	5,775	—	—	5,775	5,543	—	—	5,543
Data center costs	5,387	1,127	(5,057)	1,457	4,440	1,287	(4,113)	1,614
Technology development	464	1,488	—	1,952	385	1,475	—	1,860
Sales and marketing	3,332	57	—	3,389	2,564	85	—	2,649
General and administrative	1,785	1,448	—	3,233	1,671	1,345	—	3,016

Total operating expenses	16,743	4,120	(5,057)	15,806	14,603	4,192	(4,113)	14,682

Income from operations	$3,903	$3,302	$—	$7,205	$205	$2,332	$—	$2,537

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	Brokerage Services	Software Products And Services	Eliminations	Total	Brokerage Services	Software Products And Services	Eliminations	Total
	(In thousands)				(In thousands)
Revenues:
Commissions and fees	$32,210	$—	$—	$32,210	$28,150	$—	$—	$28,150

Interest income	8,966	—	—	8,966	1,693	—	—	1,693
Interest expense	1,500	—	—	1,500	—	—	—	—

Net interest income	7,466	—	—	7,466	1,693	—	—	1,693

Net brokerage revenues	39,676	—	—	39,676	29,843	—	—	29,843

Subscriptions and other	170	14,539	(9,801)	4,908	161	12,508	(7,832)	4,837

Net revenues	39,846	14,539	(9,801)	44,584	30,004	12,508	(7,832)	34,680

Operating expenses:
Clearing and execution costs	11,350	—	—	11,350	11,235	—	—	11,235
Data center costs	10,452	2,303	(9,801)	2,954	8,429	2,575	(7,832)	3,172
Technology development	897	3,017	—	3,914	769	2,990	—	3,759
Sales and marketing	6,533	111	—	6,644	5,006	313	—	5,319
General and administrative	3,620	3,246	—	6,866	2,440	2,701	—	5,141

Total operating expenses	32,852	8,677	(9,801)	31,728	27,879	8,579	(7,832)	28,626

Income from operations	$6,994	$5,862	$—	$12,856	$2,125	$3,929	$—	$6,054

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

Net Brokerage Revenues. Net brokerage revenues is the key component of our results of operations and is comprised mainly of (i) commissions for securities, futures and forex transactions and monthly platform fees earned from brokerage customers using the TradeStation online trading platform, and (ii) net interest income derived from our customer account balances and margin lending to customers through either our custody of, and lending to, those accounts or interest revenue-sharing arrangements with our clearing agent firms. Brokerage commissions and related clearing costs are recorded on a trade date basis as transactions occur. Platform fees are recorded on an accrual basis as monthly services are provided. Interest income from customer margin debit balances and customer cash balances, and interest expense incurred on customer cash balances, are recorded on an accrual basis as interest is earned or incurred.

Income Taxes. As of June 30, 2005 and December 31, 2004, we had net deferred income tax assets of $1.5 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. In June 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. In the opinion of management, it was more likely than not that these benefits would be realized. This decision was triggered primarily by TradeStation Securities receiving final approval by the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations at the end of the 2004 second quarter. The result of this reversal, as recorded in the 2004 second quarter, was an income tax net benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). The remaining valuation allowance of $926,500 relates to net operating loss carryforwards and income tax credits from a 1999 acquisition. We did not reverse the remaining $926,500 valuation allowance as the acquired net operating loss carryforwards (expiring in 2019) and income tax credits (expiring in 2010 through 2019) were subject to annual usage limitations. The portion which was not reversed represents approximately the last five years of the annual limitation amount, due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. See “Income Taxes” below, and Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. As of June 30, 2005 and December 31, 2004, we had an allowance for potential credit losses of $217,000 and $209,000, respectively. See Note 5 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

Uninsured Loss Reserves. Beginning June 1, 2002, we have not carried errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During the six months ended June 30, 2004, we reversed $569,000 of our accruals related to a third-party claim which had been inactive for over one year (and has remained inactive since that time). See “Six months ended June 30, 2005 and 2004 — Brokerage Services Segment – Operating Expenses – General and Administrative.”

Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using market factors available at the time, we estimated the potential losses relating to the sublease of facilities that we would no longer occupy. During the three months ended June 30, 2005 and 2004, there were no increases in our estimated loss accrual based on current market factors and actual sublease arrangements. Net payments of $68,000 and $127,000 were applied against this accrual during the six months ended June 30, 2005 and 2004, respectively, resulting in a balance of $252,000 as of June 30, 2005.

Three months ended June 30, 2005 and 2004

Overall

Net revenues were $23.0 million for the three months ended June 30, 2005, as compared to $17.2 million for the three months ended June 30, 2004, an increase of $5.8 million, or 34%, due to increases in net brokerage interest income of $3.3 million and brokerage commissions and fees of $2.5 million.

Income from operations was $7.2 million for the three months ended June 30, 2005, as compared to $2.5 million for the three months ended June 30, 2004, an improvement of approximately $4.7 million, or 184%. This improvement was due primarily to the higher net brokerage revenues (net interest income and commissions and fees) and improved margins related to the self-clearing of equities and options, partially offset by increases in sales and marketing expenses of $740,000 and increases in general and administrative expenses of $217,000.

Other income, net consists primarily of corporate interest income earned on our cash and cash equivalents, partially offset by bank charges and, to a lesser extent, interest expense related to capital lease obligations. Other income, net was $294,000 for the three months ended June 30, 2005, as compared to $69,000 for the three months ended June 30, 2004. The increase of $225,000 was primarily increased interest income due to higher average cash balances and higher interest rates.

For the three months ended June 30, 2005, we recorded an income tax provision of $2.8 million, as compared to an income tax net benefit of $3.2 million for the three months ended June 30, 2004. In 2005, we recorded income taxes based upon our current estimated annual effective income tax rate of approximately 38%, partially offset by adjustments to deferred income tax assets to reflect our anticipated federal income tax rate of 35% and certain other deferred income tax adjustments. During the three months ended June 30, 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES and “Income Taxes” below.

Brokerage Services Segment

Revenues

Commission and Fees. Commissions and fees are comprised of commissions for securities, futures and forex transactions and monthly platform fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended June 30, 2005, commissions and fees were $16.4 million as compared to $13.9 million for the three months ended June 30, 2004. This $2.5 million, or 18%, increase was due primarily to brokerage customer account growth and increased trading activity. The industry has been experiencing price pressure and some of our competitors have recently reduced trading commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. We recently announced a strategic marketing initiative, to be effective September 1, 2005, to reduce materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. This threshold reduction is estimated to decrease monthly revenues by approximately $300,000 and to decrease monthly net income by approximately $185,000, assuming there are no offsetting benefits. No assurances can be given that any offsetting benefits will be achieved.

Net Interest Income. Net interest income is comprised mainly of interest earned from our active trader equities client base for interest income earned from customer margin debit balances and customer cash balances less interest expense incurred on customer cash balances and, to a lesser extent, interest revenue sharing arrangements with the brokerage’s clearing agent firms. For the three months ended June 30, 2005, net interest income was $4.1 million, as compared to interest income from interest revenue sharing agreements of $856,000 for the three months ended June 30, 2004. This $3.3 million, or 382%, increase was due primarily to increased interest income related to the self-clearing of equities (which commenced in September 2004), account growth and increased interest rates. Commencing in the third quarter of 2005, we anticipate increased net interest income based upon recent increases in interest rates, an improved interest-sharing arrangement with one of our clearing agents, and our belief that we will continue to grow our brokerage customer base.

Subscription Fees and Other. Subscription fees and other revenues are comprised primarily of fees for our training workshops that help customers take more advantage of the state-of-the-art features of the TradeStation electronic trading platform. Subscription fees and other revenues were approximately $81,000 and $72,000, respectively, in the three months ended June 30, 2005 and 2004.

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

Clearing and execution costs were $5.8 million for the three months ended June 30, 2005, as compared to $5.5 million for the three months ended June 30, 2004, an increase of $232,000, or 4%, even though we had significantly-increased trade volume. Clearing and execution costs as a percentage of brokerage commissions and fees improved to 35% for the three months ended June 30, 2005, as compared to 40% for the three months ended June 30, 2004. During the three months ended June 30, 2005, the improvement in clearing and execution costs, as a percentage of net brokerage revenues, is due primarily to the benefits received from the self-clearing of both equities and standardized equity option trades during the 2005 second quarter and $450,000 of incremental expenses in the 2004 second quarter relating to self-clearing for which we received no offsetting cost-savings. This improvement was partially offset by a change in mix to a higher percentage of lower-margin revenue trades.

Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, and, to a lesser extent, data communications costs necessary to connect our server farms directly to electronic market places. The intercompany subscription fees are expenses accrued by TradeStation Securities (the brokerage services segment) and paid to TradeStation Technologies (the software products and services segment) pursuant to an intercompany expense allocation agreement on a per user basis. See “Technology Development” below. Data center costs were $5.4 million for the three months ended June 30, 2005, as compared to $4.4 million for the three months ended June 30, 2004, an increase of $947,000, or 21%, related primarily to an increase in intercompany subscription fees paid by TradeStation Securities (the brokerage services segment) to TradeStation Technologies (the software products and services segment), which resulted mainly from the higher number of TradeStation Securities brokerage accounts in 2005 as compared to 2004. See “Software Products and Services Segment – Revenues – Subscription Fees.”

Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its customers and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended June 30, 2005 were $464,000, as compared to $385,000 for the three months ended June 30, 2004, an increase of $79,000, or 21%, due primarily to increased personnel and related costs. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany expense allocation agreement. See “Software Products and Services Segment – Operating Expenses - Technology Development.”

Sales and Marketing. Sales and marketing expenses consist primarily of: personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web-site maintenance and administration costs. Sales and marketing expenses were $3.3 million for the three months ended June 30, 2005, as compared to $2.6 million for the three months ended June 30, 2004, an increase of $768,000, or 30%, due primarily to increased advertising and promotional expenses of $560,000 and increased personnel and related expenses of $188,000. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decision to lower materially the trade activity thresholds that need to be met for a brokerage customer’s monthly platform fee to be waived, are factors that may impact sales and marketing in the future.

General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; amortization (through March 2005) and other facility expenses. General and administrative expenses were $1.8 million for the three months ended June 30, 2005, as compared to $1.7 million for the three months ended June 30, 2004, an increase of $114,000, or 7%. This increase is due primarily to increases in personnel and related costs of $214,000, partially offset by decreased professional fees of $102,000.

Software Products and Services Segment

Revenues

Subscription Fees and Other. Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services, and to a lesser extent royalties and commissions received from third parties whose customers use our legacy software products, sales of our legacy customer software products and revenues from our annual users conference. Subscription fees also include intercompany revenue for licensing to TradeStation Securities pursuant to an intercompany expense allocation agreement, on a per user basis, the right to provide these software tools and data services to the brokerage customers of TradeStation

Securities (“Intercompany Subscription Fees”). Intercompany Subscription Fees have no effect on our consolidated results. Subscription fees and other revenues were $7.4 million for the three months ended June 30, 2005, as compared to $6.5 million for the three months ended June 30, 2004, an increase of $898,000, or 14%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees and other revenues were approximately $2.4 million for both the three months ended June 30, 2005 and 2004. Subscription services have not been actively marketed since December 2000 and, since September 2001, we no longer offer legacy client software products domestically.

Operating Expenses

Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our facilities where the data server farms are located, including costs necessary to connect our data server farms directly to electronic marketplaces, depreciation and maintenance of servers, and data distribution and exchange fees. Data center costs for the three months ended June 30, 2005 were $1.1 million, as compared to $1.3 million for the three months ended June 30, 2004, a decrease of $160,000, or 12%. The decrease is due to lower rent and bandwidth charges at our server farms of $189,000, lower server maintenance and depreciation expenses of $87,000, and lower data distribution and exchange fees of $44,000, partially offset by increased circuits and frame relays (connectivity charges) of $160,000.

Technology Development. Technology development expenses include: expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; and testing of products and services. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including all order execution technology. Technology development expenses were approximately $1.5 million for both the three months ended June 30, 2005 and 2004.

Sales and Marketing. We no longer actively market software products and services, the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses consisted primarily of personnel costs and, to a lesser extent, facility costs. Sales and marketing expenses were $57,000 for the three months ended June 30, 2005, as compared to $85,000 for the three months ended June 30, 2004, a decrease of $28,000, or 33%, due primarily to decreased personnel costs.

General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel, including: executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.4 million for the three months ended June 30, 2005, as compared to $1.3 million for the three months ended June 30, 2004, an increase of $103,000, or 8%. This increase was due primarily to increased personnel and related costs.

Six Months Ended June 30, 2005 and 2004

Overall

Total revenues were $44.6 million for the six months ended June 30, 2005, as compared to $34.7 million for the six months ended June 30, 2004, an increase of $9.9 million, or 29%, due primarily to increases in net brokerage interest income of $5.8 million and brokerage commissions and fees of $4.1 million.

Income from operations was $12.9 million for the six months ended June 30, 2005, as compared to $6.1 million for the six months ended June 30, 2004, an improvement of $6.8 million, or 112%. This improvement was due primarily to higher net brokerage revenues (net interest income and commissions and fees) and improved margins related to the self-clearing of equities and options trades, partially offset by increases in general and administrative expenses of $1.7 million and sales and marketing expenses of $1.3 million.

Other income, net was $529,000 for the six months ended June 30, 2005, as compared to other income, net of $125,000 for the six months ended June 30, 2004. The increase of $404,000 was primarily higher interest income due to higher average cash balances and higher interest rates.

For the six months ended June 30, 2005, we recorded an income tax provision of $4.9 million, as compared to an income tax net benefit of $3.1 million for the six months ended June 30, 2004. In 2005, we recorded income taxes based upon our current estimated annual effective income tax rate of approximately 38%, partially offset by adjustments to deferred income tax assets to reflect our anticipated federal income tax rate of 35% and other deferred tax adjustments. During the six months ended June 30, 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES and “Income Taxes” below.

Brokerage Services Segment

Revenues

Commission and Fees. For the six months ended June 30, 2005, commissions and fees were $32.2 million, as compared to $28.2 million for the six months ended June 30, 2004. This $4.1 million, or 14%, increase was due primarily to brokerage customer account growth and increased trading activity. We continuously review and assess our pricing – both commissions and platform fees. We recently announced a strategic marketing initiative, to be effective September 1, 2005, to reduce materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. This threshold reduction is estimated to decrease monthly revenues by approximately $300,000 per month and to decrease monthly net income by approximately $185,000, assuming there are no offsetting benefits. No assurances can be given that any offsetting benefits will be achieved.

Net Interest Income. For the six months ended June 30, 2005, net interest income was $7.5 million, as compared to interest income from interest revenue sharing agreements of $1.7 million for the six months ended June 30, 2004. This $5.8 million, or 341%, increase was due primarily to increased interest income related to the self-clearing of equities (which commenced in September 2004), account growth and higher interest rates. Commencing in the third quarter of 2005, we anticipate increased net interest income based upon recent increases in interest rates, an improved interest-sharing arrangement with one of our clearing agents, and our belief that we will continue to grow our brokerage customer base.

Subscription Fees and Other. Subscription fees and other revenues were $170,000 for the six months ended June 30, 2005, as compared to $161,000 in the comparable period of the prior year, an increase of $9,000, or 6%.

Operating Expenses

Clearing and Execution Costs. Clearing and execution costs were $11.3 million for the six months ended June 30, 2005, as compared to $11.2 million for the six months ended June 30, 2004, an increase of $115,000, or 1%, even though we had significantly-increased trading activity. Clearing and execution costs as a percentage of brokerage commissions and fees improved to 35% for the six months ended June 30, 2005, as compared to 40% for the six months ended June 30, 2004. During the six months ended June 30, 2005, the improvement in clearing and execution costs, as a percentage of net brokerage revenues, is due primarily to the benefits received from the self-clearing of both equities and standardized equity option trades during the 2005 second quarter and $900,000 of incremental expenses in the first six months of 2004 relating to self-clearing for which we received no offsetting cost-savings. This improvement was partially offset by a change in mix to a higher percentage of lower-margin revenue trades.

Data Center Costs. Data center costs were $10.5 million for the six months ended June 30, 2005, as compared to $8.4 million for the six months ended June 30, 2004, an increase of $2.0 million, or 24%, related primarily to an increase in Intercompany Subscription Fees paid to the software products and services segment resulting from an increase in the number of brokerage accounts during 2005 as compared to 2004 and, to a lesser extent, increased costs to connect our data server farms directly to electronic marketplaces. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses - Data Center Costs.”

Technology Development. Technology development expenses for the six months ended June 30, 2005 were $897,000, as compared to $769,000 for the six months ended June 30, 2004, an increase of $128,000, or 17%, due mainly to increased personnel and related costs.

Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2005 were $6.5 million, as compared to $5.0 million for the six months ended June 30, 2004, an increase of $1.5 million, or 31%, due primarily to increased advertising and promotional expenses of $1.2 million and increased personnel and related expenses of $241,000. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decision to lower materially the trade activity thresholds that need to be met for a brokerage customer’s monthly platform fee to be waived, are factors that may impact sales and marketing in the future.

General and Administrative. General and administrative expenses were $3.6 million for the six months ended June 30, 2005, as compared to $2.4 million for the six months ended June 30, 2004, an increase of $1.2 million, or 48%. This increase is due primarily to the 2004 first quarter reversal of an uninsured loss provision and related legal fees of $569,000 for a third party-claim which was inactive for over one year (and has remained inactive), increased personnel and related costs of $411,000, increased professional fees of $77,000, increased insurance of $52,000 and, to a lesser extent, increased facility and other expenses.

Software Products and Services Segment

Revenues

Subscription Fees and Other. Subscription fees and other revenues were $14.5 million for the six months ended June 30, 2005, as compared to $12.5 million for the six months ended June 30, 2004, an increase of $2.0 million, or 16%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees and other revenues were approximately $4.7 million for both the six months ended June 30, 2005 and 2004. Subscription services have not been actively marketed since December 2000 and, since September 2001, we no longer offer legacy client software products domestically.

Operating Expenses

Data Center Costs. Data center costs for the six months ended June 30, 2005 were $2.3 million, as compared to $2.6 million for the six months ended June 30, 2004, a decrease of $273,000, or 11%. The decrease is due primarily to lower rent and bandwidth charges at our server farms of $233,000, lower server maintenance and depreciation expenses of $190,000 and lower data distribution and exchange fees of $192,000, partially offset by increased circuits and frame relays (connectivity charges) of $342,000.

Technology Development. Technology development expenses were approximately $3.0 million for both the six months ended June 30, 2005 and 2004.

Sales and Marketing. We no longer actively market software products and services, the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses were $111,000 for the six months ended June 30, 2005, as compared to $313,000 for the six months ended June 30, 2004, a decrease of $202,000, or 64%, due primarily to decreased personnel and related expenses resulting from the transfer of substantially all of the customer support team from the software products and services segment to the brokerage services segment during April 2004.

General and Administrative. General and administrative expenses were $3.2 million for the six months ended June 30, 2005, as compared to $2.7 million for the six months ended June 30, 2004, an increase of $545,000, or 20%. This increase was due primarily to increased professional fees of $439,000 (related to increased legal fees) and increased personnel and related costs of $223,000, partially offset by decreases in amortization, facility and other expenses.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. See “Issues, Uncertainties and Risk Factors” below.

Income Taxes

During the three and six months ended June 30, 2005, we recorded an income tax provision of $2.8 million and $4.9 million, respectively, based upon our current estimated annual effective income tax rate of approximately 38%, partially offset by adjustments to our deferred income tax assets to reflect our current anticipated Federal income tax rate of 35% and certain other deferred income tax adjustments. During the three and six months ended June 30, 2004, we recorded an income tax benefit, net of income tax expense, of $3.2 million and $3.1 million, respectively, related primarily to the reversal of a significant portion of a valuation allowance on our deferred income tax assets (see below).

As of June 30, 2005 and December 31, 2004, we had net deferred income tax assets of $1.5 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. In June 2004, we reversed a significant portion of the valuation allowance that was previously provided on its deferred income tax assets, because, in the opinion of management, it was more likely than not that those benefits would be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The June 2004 decision to reverse a significant portion of the valuation allowance was based on several factors, including TradeStation Securities receiving final approval of the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), and eight consecutive quarters of income from operations. In the 2004 second quarter, the result of this reversal was a net tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises).

As of June 30, 2005, we estimate, for Federal income tax purposes, that we have net operating loss carryforwards of approximately $3.0 million (expiring in 2019) and income tax credits of approximately $124,000 (expiring in 2010 through 2019) related to a 1999 acquisition. Since the deferred income tax assets related to these net operating loss carryforwards and income tax credits are subject to annual usage limitations of $545,000, we continue to maintain a $926,500 valuation allowance pertaining to these assets. The valuation allowance represents approximately the last five years of the annual limitation amount, due to the inability to estimate taxable income that far into the future. Additionally, for Florida state income tax purposes, as of June 30, 2005, we estimate that we have net operating loss carryforwards of approximately $7.1 million (expiring in 2020 through 2023), of which the benefit has been recorded through additional-paid-in capital (relating to the tax benefit of stock option exercises).

In April 2005, a letter from the Internal Revenue Service was received notifying us that our Federal income tax return for the year ended December 31, 2003 has been selected for examination. We believe this examination, which is currently in progress, to be a routine examination in the ordinary course. While no assurances can be given, we believe that this examination will not have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of approximately $37.2 million, of which $1.9 million was restricted, supporting a facility lease. On July 5, 2005, as a result of TradeStation Securities’ June 30, 2005 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $5.1 million of cash segregated in compliance with federal regulations was transferred to cash and cash equivalents.

As of June 30, 2005, TradeStation Securities had: $390.1 million of cash segregated in compliance with federal regulations, in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; net receivables from brokerage customers of $58.6 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $25.7 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $463.5 million at June 30, 2005. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future. Additionally, TradeStation Securities has available to it a revolving credit facility which provides for borrowings up to $10 million for short-term working capital needs and which needs to be fully pre-paid at least five times per calendar month. To date, there have been no borrowings under this revolving credit facility. See Note 10 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Line of Credit and Guarantee.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At June 30, 2005, TradeStation Securities had net capital of approximately $28.4 million (33.4% of aggregate debit items), which was approximately $26.7 million in excess of its required net capital of approximately $1.7 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, clearing agent and other cash deposit requirements which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of June 30, 2005, we had interest-bearing security deposits and short-term treasury bills totaling $9.3 million with clearing organizations and clearing agents for the self-clearing of stock trades and standardized equity option trades.

As of June 30, 2005, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations (net of subleases) and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2005	2006 - 2008	2009 - 2010	Thereafter
Operating lease obligations	$14,429,638	$1,198,114	$6,067,042	$3,846,189	$3,318,293
Purchase obligations	2,586,928	963,411	1,623,517	—	—

Total	$17,016,566	$2,161,525	$7,690,559	$3,846,189	$3,318,293

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of up to $800,000 for the remainder of 2005 (primarily for the purchase of computer hardware to support the growth of our data server farms and our back-office systems to support our business). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Cash provided by operating activities totaled approximately $4.2 million and $4.8 million during the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities of $4.2 million during the six months ended June 30, 2005 was due primarily to net income, adjustments for non-cash items and reduced deposits with clearing organizations, partially offset by pre-payments for current year income taxes, decreases in other assets, increases in accounts payable and accrued expenses, and timing differences related to cash segregated in compliance with federal regulations (including approximately $5.1 million transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on July 5, 2005). Net cash provided by operating activities of $4.8 million during the six months ended June 30, 2004 was due primarily to net income and adjustments for non-cash items, partially offset by increases in other assets, receivables from clearing agents and brokerage customers, and decreases in accrued expenses and payables to broker-dealers.

Investing activities used cash of $1.3 million during the six months ended June 30, 2005 for capital expenditures (mostly computer hardware to support the growth of our data server farms). Investing activities provided cash of $796,000 during the six months ended June 30, 2004 due to $2.0 million of proceeds from the maturity of marketable securities, partially offset by the acquisition of exchange membership seats of $415,000 and capital expenditures of $786,000 (mostly computer hardware and software for our data server farms and our back-office systems to support the growth of our business).

Financing activities provided cash of $2.2 million and $555,000 during the six months ended June 30, 2005 and 2004, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans and purchases under our employee stock purchase plan provided cash of $2.2 million and $725,000 during the six months ended June 30, 2005 and 2004, respectively while repayments of capital lease obligations were $3,000 and $170,000 during the six months ended June 30, 2005 and 2004, respectively.

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

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which is a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires a voluntary change in accounting principle to be applied retrospectively to all prior periods’ financial statements as if the principle had always been applied. Previously, voluntary changes in accounting principles were required to be recognized by including, in net income of the period of change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We presently have no plans to adopt a voluntary change in accounting principle, and are not aware of any errors in our financial statements that would require correction; therefore, we believe that the adoption of SFAS No. 154 will not have an effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. We expect to adopt SFAS 123(R) on January 1, 2006, but we have not yet determined if we will use the modified-prospective method or the modified-retrospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognize no compensation cost for employee stock options, as options granted under the company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our consolidated results of operations, although it will have no impact on our overall consolidated financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have been approximately as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Consolidated Financial Statements – STOCK BASED COMPENSATION – PRO FORMA NET INCOME. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized as a result of tax deductions in excess of recognized compensation cost during the six months ended June 30, 2005 and 2004 was approximately $1.9 million and $3.3 million, respectively.

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

Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	general economic and market factors that affect active trading, including trade volume, market volatility, market direction or trends, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•	market or competitive pressure to lower commissions and fees charged to customers (both E*Trade and Schwab reduced their online brokerage commissions in the 2005 first quarter) or to reduce or eliminate monthly platform fees paid by brokerage customers;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decision to lower materially the trade activity thresholds that need to be met for a brokerage customer’s $99.95 monthly platform fee to be waived;

•	the negative effect on revenues that would result if our active trader clients who engage in short selling (a large component of our trade activity) become unsatisfied with the short sale borrowing inventory we provide;

•	the ability to collect unsecured accounts receivable that may arise from time to time in the ordinary course of business or otherwise;

•	the timing, success, volatility and other characteristics or effects that develop concerning our new forex and online options trade execution services, and our planned forex service enhancements, including customer acceptance and size of market;

•	costs, material shifts in cash requirements and/or adverse financial consequences that may occur with respect to clearing organization, clearing agent and/or exchange requirements, or regulatory issues, including exchange, clearing agent or clearing organization cash deposit requirements, reserve and settlement requirements and other financial requirements;

•	pending or potential third-party claims or regulatory matters that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments), or fines, than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), pending NASD arbitrations concerning brokerage customer claims seeking, in the aggregate, tens of millions of dollars of actual and punitive damages, and a NASD pending OATS reporting inquiry;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	if revenues are lower than budgeted expectations (as a result of lower-than-expected share volume, brokerage accounts, assets per equity account, daily average trades or other reasons), the negative effects of such lower revenues to our bottom line, including our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	the effect of recent enhancements to the TradeStation electronic trading platform, including the possibility of less-than-anticipated appeal to customers and unexpected technical issues or difficulties;

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third-party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third-party claims); and

•	the appeal of our products and services to the institutional trader market (given our limited experience selling to that market), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chance of success in the institutional trader market.

Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. To the extent that interest in active trading, or trading generally, decreases due to low trading volumes, lack of volatility, significant downward movement in the securities or financial markets, or negative market sentiment, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially, adversely affected. Unfavorable market conditions have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also usually result in more losses for our customers, which could result in increases in quantity and size of errors or omissions or other claims that may be made against us by customers. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

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

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, including unanticipated costs for self-clearing and/or omnibus clearing operations (such as large cash or security deposits, which are $9.3 million as of July 31, 2005, and which are expected to increase as our business grows); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; unanticipated costs relating to our new forex and options execution services; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional customers; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

We Are Exposed to Credit Risk

We make margin loans to clients collateralized by client securities, and borrow securities to cover trades. In fact, nearly all of our clients’ accounts are margin, as opposed to cash, brokerage accounts. A portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral substantially decreases in proportion to the amount of a client’s indebtedness. As of July 31, 2005, we are carrying approximately $218,000 of an unsecured account debit (plus accrued interest thereon) that resulted from large losses in one client’s account that occurred in September 2004 as a result of a sudden, large adverse price movement to a concentrated securities position being maintained by that client. While we have implemented additional risk-management procedures designed to reduce this risk, there can be no assurance that we will not experience periodic or frequent unsecured account debits that materially and adversely affect our results of operations. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material, adverse effect on our revenues and profitability.

We May Not Benefit As Much As We Think We Will From Self-Clearing Equity Trades For Active Trader Accounts

Self-clearing operations for our active trader equities accounts began in September 2004 and for options trades began in March 2005. Prior to the September conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns, as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. Now that we have commenced self-clearing, we do so with no prior experience, and the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Also, such anticipated savings may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations rely on the Phase3 self-clearing software licensed to us by SunGard Financial Systems, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results. Further, errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities transactions, the custody and control of client securities and other assets, or otherwise relating to the handling of our clients’ securities and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors.

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

As of July 31, 2005, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own over 46% of the outstanding shares of our common stock. Therefore, as a practical matter, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will likely be determined by the Cruzes.

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

TradeStation Securities earns interest from interest revenue-sharing arrangements with its clearing agents and, as a self-clearing broker-dealer, holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $390.7 million at June 30, 2005. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $463.5 million at June 30, 2005, in the form of customer cash balances. TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Because TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. We estimate that, based upon our brokerage customer balances as of the date of this report, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $25,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities. As of June 30, 2005, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. Any increase or decrease in interest rates will not have a material impact on our interest earned on our corporate cash balances or security deposits.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended June 30, 2005, we did not issue or sell any unregistered securities.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

10.1	Loan Agreement, dated June 16, 2005, by and between TradeStation Securities, Inc. and Wachovia Bank, National Association *

10.2	Promissory Note, dated June 16, 2005, executed by TradeStation Securities, Inc. in favor of Wachovia Bank, National Association *

10.3	Unconditional Guaranty, dated June 16, 2005, executed by TradeStation Group, Inc. in favor of Wachovia Bank, National Association *

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

*	Previously filed as part of a Current Report on Form 8-K of TradeStation Group filed with the Securities and Exchange Commission on June 20, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

August 5, 2005	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer,
Vice President of Finance and Treasurer
(Signing both in his capacity as duly authorized officer and as Principal Financial and Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Loan Agreement, dated June 16, 2005, by and between TradeStation Securities, Inc. and Wachovia Bank, National Association *

10.2	Promissory Note, dated June 16, 2005, executed by TradeStation Securities, Inc. in favor of Wachovia Bank, National Association *

10.3	Unconditional Guaranty, dated June 16, 2005, executed by TradeStation Group, Inc. in favor of Wachovia Bank, National Association *

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

*	Previously filed as part of a Current Report on Form 8-K of TradeStation Group filed with the Securities and Exchange Commission on June 20, 2005.