Form 10-Q
period 2005-09-30
TRADESTATION GROUP INC
filed 2005-11-08
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2005, there were 43,409,728 shares of the Registrant’s Common Stock outstanding.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $1,627,497 at September 30, 2005 and $1,911,426 at December 31, 2004	$47,811,853	$32,111,235
Cash segregated in compliance with federal regulations	409,756,241	347,094,597
Receivables from brokers, dealers, clearing organizations and clearing agents	30,173,733	19,404,102
Receivables from brokerage customers, net	60,744,299	56,984,622
Property and equipment, net	3,190,459	3,075,186
Prepaid income taxes	1,657,454	—
Deferred income taxes, net	1,237,559	3,811,716
Deposits with clearing organizations and clearing agents	11,254,434	14,498,375
Other assets	3,376,865	2,695,996

Total assets	$569,202,897	$479,675,829

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$827,612	$3,089,950
Payables to brokerage customers	490,365,139	420,709,173
Accounts payable	2,382,254	2,204,845
Accrued expenses	5,145,478	4,346,621

Total liabilities	498,720,483	430,350,589

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 43,409,728 and 41,857,654 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	434,097	418,577
Additional paid-in capital	62,837,030	55,421,283
Retained earnings (accumulated deficit)	7,211,287	(6,514,620)

Total shareholders’ equity	70,482,414	49,325,240

Total liabilities and shareholders’ equity	$569,202,897	$479,675,829

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Commissions and fees	$16,183,062	$13,419,246	$48,392,825	$41,569,402

Interest income	6,442,805	1,368,657	15,408,459	3,061,509
Interest expense	1,048,668	113,441	2,548,169	113,441

Net interest income	5,394,137	1,255,216	12,860,290	2,948,068

Net brokerage revenues	21,577,199	14,674,462	61,253,115	44,517,470

Subscription fees and other	2,508,794	2,521,996	7,417,067	7,358,864

Net revenues	24,085,993	17,196,458	68,670,182	51,876,334

OPERATING EXPENSES:
Clearing and execution costs	5,453,374	5,527,725	16,802,994	16,762,562
Data center costs	1,331,807	1,288,722	4,286,159	4,460,869
Technology development	1,983,276	1,833,934	5,896,998	5,592,309
Sales and marketing	3,456,273	2,905,573	10,100,713	8,224,629
General and administrative	3,524,038	2,810,780	10,390,117	7,952,035

Total operating expenses	15,748,768	14,366,734	47,476,981	42,992,404

Income from operations	8,337,225	2,829,724	21,193,201	8,883,930

OTHER INCOME, net	539,064	77,946	1,067,800	202,834

Income before income taxes	8,876,289	2,907,670	22,261,001	9,086,764

INCOME TAX PROVISION (BENEFIT)	3,606,086	1,075,269	8,535,094	(2,053,311)

Net income	$5,270,203	$1,832,401	$13,725,907	$11,140,075

EARNINGS PER SHARE:
Basic	$0.12	$0.04	$0.32	$0.27

Diluted	$0.12	$0.04	$0.31	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,147,365	41,728,054	42,396,269	41,613,718

Diluted	44,481,956	44,119,043	43,870,783	44,320,478

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,725,907	$11,140,075
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,330,390	1,529,132
Tax benefit on exercise of stock options	3,701,521	3,590,378
Deferred income tax provision (benefit)	2,574,157	(2,202,678)
Gain on exchange membership transaction	(123,320)	—
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(62,661,644)	(352,080,555)
Receivables from brokers, dealers, clearing organizations and clearing agents	(10,769,631)	(22,484,902)
Receivables from brokerage customers	(3,759,677)	(46,641,685)
Prepaid income taxes	(1,657,454)	—
Deposits with clearing organizations and clearing agents	3,243,941	(9,030,790)
Other assets	(708,647)	(4,461,274)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(2,262,338)	(226,843)
Payables to brokerage customers	69,655,966	418,287,837
Accounts payable	177,409	113,348
Accrued expenses	801,910	(529,629)

Net cash provided by (used in) operating activities	13,268,490	(2,997,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,442,885)	(1,009,172)
Decrease in restricted cash	238,929	238,928
Proceeds from exchange membership transaction	148,320	—
Acquisition of exchange memberships	—	(415,000)
Proceeds from maturity of marketable securities	—	1,997,060

Net cash (used in) provided by investing activities	(1,055,636)	811,816

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,729,746	796,132
Repayment of capital lease obligations	(3,053)	(182,149)

Net cash provided by financing activities	3,726,693	613,983

NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS	15,939,547	(1,571,787)
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	30,199,809	28,334,875

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$46,139,356	$26,763,088

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,557,392	$121,291

Cash paid for income taxes	$3,952,868	$23,960

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three and nine months ended September 30, 2005 and 2004 are unaudited)

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

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of September 30, 2005 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the Company commencing self-clearing of equities trades for its active trader client base in September 2004 and the related increase of brokerage interest income and interest expense in 2005. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. The Company expects to adopt SFAS 123(R) on January 1, 2006, but has not yet determined if it will use the modified-prospective method or the modified-retrospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have been approximately as described in the disclosure of pro forma net income and earnings per share in Note 2 – STOCK BASED COMPENSATION – PRO FORMA NET INCOME. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized as a result of tax deductions in excess of recognized compensation costs during the nine months ended September 30, 2005 and 2004 was approximately $3.7 million and $3.6 million, respectively.

(2) STOCK-BASED COMPENSATION – PRO FORMA NET INCOME

In accordance with SFAS No. 123, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of income when such equity instruments are issued. There were no stock-based transactions with non-employees during the nine months ended September 30, 2005 or 2004; therefore, no such compensation expense was recorded.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$5,270,203	$1,832,401	$13,725,907	$11,140,075
Deduct: Stock-based employee compensation under the fair value method for all awards, net of tax impact	(242,055)	(261,747)	(757,887)	(886,884)

Pro forma net income	$5,028,148	$1,570,654	$12,968,020	$10,253,191

Earnings per share:
Basic, as reported	$0.12	$0.04	$0.32	$0.27

Diluted, as reported	$0.12	$0.04	$0.31	$0.25

Basic, pro forma	$0.12	$0.04	$0.31	$0.25

Diluted, pro forma	$0.11	$0.04	$0.30	$0.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4%	3%	3%	3%
Dividend yield	—	—	—	—
Volatility factor	53%	63%	62%	63%
Weighted average life (years)	4	4	4	4

When the Company adopts SFAS 123(R), currently scheduled for the beginning of 2006, the Company will include the expenses associated with share-based transactions with its employees in the consolidated statements of income. See Note 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION – Recently Issued Accounting Standards.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three and nine months ended September 30, 2005 and 2004 are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding (basic)	43,147,365	41,728,054	42,396,269	41,613,718
Impact of dilutive stock options after applying the treasury stock method	1,334,591	2,390,989	1,474,514	2,706,760

Weighted average shares outstanding (diluted)	44,481,956	44,119,043	43,870,783	44,320,478

Stock options outstanding, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive (as their exercise prices exceeded the average market price of the common stock during the period), are presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options	78,625	1,343,089	78,625	792,553

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

(5) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of $60.7 million (net of a $221,000 allowance for a potential credit loss) and $57.0 million (net of a $209,000 allowance for a potential credit loss) at September 30, 2005 and December 31, 2004, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At September 30, 2005 and December 31, 2004, TradeStation Securities was charging a base margin debit interest rate of 8.125% and 6.375% per annum, respectively, on debit balances in brokerage customer accounts.

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

In September 2004, a sudden, adverse price movement in a stock for which a brokerage client account held a concentrated short position resulted in an unsecured net debit in that account of approximately $207,000 (subsequent interest charges have been recorded). TradeStation Securities has filed an NASD arbitration demand to try to collect this unsecured debit, but no assurance can be given that any of this unsecured debit will be collected. At September 30, 2005 and December 31, 2004, a full allowance was recorded for this unsecured debit (including subsequent interest charges). See Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

(6) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Securities borrowed from broker-dealers	$29,501,457	$18,614,800
Fees and commissions receivable from clearing agents and other	672,276	789,302

	$30,173,733	$19,404,102

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

(7) PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts payable to brokers, dealers and clearing organizations consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Payables to clearing organizations for unsettled trades	$754,333	$2,850,402
Other	73,279	239,548

	$827,612	$3,089,950

(8) PAYABLES TO BROKERAGE CUSTOMERS

Amounts payable to brokerage customers consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Cash balances in brokerage customer accounts	$489,825,756	$420,173,601
Customer credits and other	539,383	535,572

	$490,365,139	$420,709,173

Cash balances in brokerage customer accounts are the principal source of funding for margin lending. At September 30, 2005 and December 31, 2004, TradeStation Securities was paying interest at a rate of 1.125% and 0.75% per annum, respectively, on cash balances in excess of $10,000 in brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At September 30, 2005, TradeStation Securities had net capital of approximately $31.1 million (32.8% of aggregate debit items), which was approximately $29.2 million in excess of its required net capital. At December 31, 2004, TradeStation Securities had net capital of approximately $23.6 million (27.0% of aggregate debit items), which was approximately $21.8 million in excess of its required net capital.

(10) COMMITMENTS AND CONTINGENCIES

Restricted Cash

At September 30, 2005 and December 31, 2004, the Company had $1.7 million and $1.9 million of restricted cash, respectively, supporting a ten-year lease agreement for its corporate headquarters.

Line of Credit and Guarantee

In June 2005, TradeStation Securities entered into a loan agreement for a revolving credit facility which the Company has guaranteed. The revolving credit facility provides for borrowings up to $10 million, expires on its first anniversary (June 16, 2006) if not renewed, and is payable on demand. The credit facility is available for TradeStation Securities’ short-term working capital needs. Borrowings under the credit facility bear interest at the LIBOR Market Index Rate plus 1.7%, (5.6% as of September 30, 2005) and the outstanding balance must be paid down to a maximum balance of $1,000 on at least five days each month. Accrued interest is payable monthly. There is an unused line of credit fee equal to 25 basis points per annum on the average daily unused available principal balance for the preceding calendar quarter, which shall be waived if the Company and/or any of its subsidiaries maintain, in the aggregate, on average during a quarterly period, over $1 million of deposits with the counter-party during the first year and, if renewed, over $10 million thereafter. There have not been any borrowings under this line of credit and the Company has not incurred any unused line of credit fees.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including two data centers) with expirations ranging from April 2006 to July 2007. In addition to the leases for facilities, the Company leases certain office equipment. Future minimum lease payments as of September 30, 2005, under all operating leases, are as follows:

	Gross Payments	Sublease Rentals	Net Payments
2005	$682,795	$(64,709)	$618,086
2006	2,530,557	(264,689)	2,265,868
2007	1,978,402	(45,163)	1,933,239
2008	1,867,935	—	1,867,935
2009	1,904,344	—	1,904,344
Thereafter	5,260,138	—	5,260,138

	$14,224,171	$(374,561)	$13,849,610

Total rent expense for the three months ended September 30, 2005 and 2004 was approximately $765,000 and $776,000, respectively. Total rent expense for the nine months ended September 30, 2005 and 2004 was approximately $2.4 million and $2.7 million, respectively.

Purchase Obligations

As of September 30, 2005, the Company had various purchase obligations through September 2007 of approximately $482,000, $1.1 million and $490,000 for the remainder of 2005, 2006 and 2007, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

Three lawsuits have been filed by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, the Cruzes, family partnerships owned and controlled by the Cruzes, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The Tafazzoli/zum Tobel case is in the discovery phase of litigation, the Gambino case is near the end of the discovery phase, and, in the Allen case, motions for summary judgment have been filed by both the plaintiffs and defendants. The Company continues to believe all of the claims in all three cases are baseless.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters relating to NASD OATS reporting, NYSE OTS reporting, short sales procedures, and NASD arbitrations, incidental to, and part of the ordinary course of, its business. The OATS reporting, OTS reporting and short sale procedures matters could ultimately result in censures and fines. As of the date of the Company’s last quarterly report, three NASD arbitrations were pending against the Company seeking, in the aggregate, tens of millions of dollars of actual and punitive damages. In one of those cases, the arbitrators awarded the claimants $196,000 (inclusive of interest) and in another of those cases the claims were settled for $100,000. The remaining pending arbitration is set for hearing in January 2006, and the Company believes the claims made in that case are baseless.

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

(11) INCOME TAXES

During the three and nine months ended September 30, 2005, the Company recorded an income tax provision of $3.6 million and $8.5 million, respectively, based upon its current estimated annual effective income tax rate of approximately 38%, certain deferred income tax net adjustments and final reconciliation of the Company’s 2004 federal and state income tax returns. During the three and nine months ended September 30, 2004, the Company recorded an income tax provision of $1.1 million and an income tax net benefit of $2.1 million, respectively. In 2004, income taxes were based upon an estimated annual effective income tax rate of 37%. For the nine months ended September 30, 2004, the income tax provision was more than offset by the reversal of a significant portion of a valuation allowance on deferred income tax assets (see below).

As of September 30, 2005 and December 31, 2004, the Company had net deferred income tax assets of $1.2 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. In June 2004, the Company reversed a significant portion of the valuation allowance that was previously provided on its deferred income tax assets, because, in the opinion of management, it was more likely than not that those benefits would be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The June 2004 decision to reverse a significant portion of the valuation allowance was based on several factors, including TradeStation Securities receiving final approval of the Depository Trust & Clearing Corporation to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), and eight consecutive quarters of income from operations. In the 2004 second quarter, the result of this reversal was an income tax net benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises).

As of September 30, 2005, the Company estimates, for federal income tax purposes, that it has net operating loss carryforwards of approximately $3.0 million (expiring in 2019) and income tax credits of approximately $124,000 (expiring in 2010 through 2019) related to a 1999 acquisition. Since the deferred income tax assets related to these net operating loss carryforwards and income tax credits are subject to annual usage limitations of $545,000, the Company continues to maintain a $926,500 valuation allowance pertaining to these assets. The valuation allowance represents approximately the last five years of the annual limitation amount, due to the Company’s inability to estimate taxable income that far into the future. Additionally, for Florida state income tax purposes, as of September 30, 2005, the Company estimates that it has net operating loss carryforwards of approximately $3.2 million (expiring in 2020 through 2023), of which the benefit has been recorded through additional-paid-in capital (relating to the tax benefit of stock option exercises).

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

(12) SEGMENT AND RELATED INFORMATION

For the three and nine months ended September 30, 2005 and 2004, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and operating income. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Brokerage services	$21,630,465	$14,728,443	$61,476,532	$44,731,908
Software products and services	7,804,903	6,997,765	22,343,900	19,506,426
Eliminations	(5,349,375)	(4,529,750)	(15,150,250)	(12,362,000)

	$24,085,993	$17,196,458	$68,670,182	$51,876,334

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Income from operations:
Brokerage services	$4,495,620	$(285,725)	$11,489,556	$1,839,021
Software products and services	3,841,605	3,115,449	9,703,645	7,044,909

	$8,337,225	$2,829,724	$21,193,201	$8,883,930

	As of September 30, 2005	As of December 31, 2004
Identifiable assets:
Brokerage services	$538,116,793	$457,181,965
Software products and services	31,086,104	22,493,864

	$569,202,897	$479,675,829

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

Overview and Recent Developments

TradeStation Securities, a leading online brokerage firm serving the active trader and certain institutional trader markets, is the company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and a member of the National Association of Securities Dealers (“NASD”), New York Stock Exchange (“NYSE”), Securities Investor Protection Corporation (“SIPC”), National Futures Association (“NFA”), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), Options Clearing Corporation (“OCC”), American Stock Exchange (“AMEX”), Archipelago Exchange (“ArcaEx” or “ARCX”), Boston Options Exchange (“BOX”), Chicago Board Options Exchange (“CBOE”), Eurex US, International Securities Exchange (“ISE”), Pacific Exchange (“PCX”) and Philadelphia Stock Exchange (“PHLX”). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (“SEC”), Commodity Futures Trading Commission (“CFTC”) and state regulatory authorities.

TradeStation Securities’ core brokerage service is the TradeStation electronic trading platform, which is focused on rule-based trading. The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and “intelligent” direct-access order-routing and execution. Direct-access trading means, with respect to equities, equity options and futures transactions, direct Internet connections to electronic marketplaces. These include, for stocks and Exchange Traded Funds (ETF’s), electronic communication networks (ECN’s), ARCX, SuperDOT (for listed securities) and Nasdaq Market Center (for Nasdaq and listed securities), for futures, electronic futures exchanges such as the Chicago Mercantile Exchange’s (CME’s) Globex and the Chicago Board of Trade’s (CBOT’s) eCBOT, and, for equity options, electronic options exchanges offered by the AMEX, BOX, CBOE, ISE, PCX and PHLX. In each of these electronic marketplaces, anonymous buyers and sellers participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and direct-access order execution, the TradeStation electronic trading platform offers state-of-the-art advanced order placement functions, unique automated and manual order placement capabilities, and numerous advanced charting and analytics features. A formal patent application covering the TradeStation electronic trading platform has been filed with the United States Patent and Trademark Office.

TradeStation Securities’ brokerage revenues consist of transactional commissions and fees, interest derived from customer balances and margin lending to customers, and monthly platform fees. Given the growth of customer accounts, customer account balances and the rise in interest rates over the past several months, we now report interest income separately as a component of brokerage revenues. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. During September 2005, this threshold reduction decreased monthly revenues by approximately $250,000 and monthly net income by approximately $155,000. No assurances can be given that material offsetting benefits will be achieved.

We recently launched two other strategic marketing initiatives (each to be effective December 1, 2005) designed mainly to accelerate growth in our futures business. The first initiative, designed to attract high-volume futures traders, is the change from our current one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under this new pricing structure, the commission that will be charged over the applicable exchange fee will range from $1.20 down to 25 cents per contract (per side). Also, we currently charge an all-in-one futures commission that includes both exchange and brokerage fees. Under the new plan, these charges will be unbundled, so that the customer will pay the applicable exchange fees for the contracts traded, plus the tiered TradeStation fees applicable to that customer. This will enable customers to see how much each exchange charges for trades, and to better understand and take advantage of reduced fees for exchange members. The second initiative is to further reduce the trading activity thresholds futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. These two marketing initiatives, assuming no offsetting benefits, are estimated to reduce monthly revenues by approximately $310,000 and monthly net income by approximately $200,000, beginning in December 2005. No assurances can be given that material offsetting benefits will be achieved for either of these new initiatives.

Prior to September 2004, all equities trades were cleared through Bear, Stearns Securities Corp. Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Self-clearing has provided substantial cost savings and efficiencies. TradeStation Securities continues to clear institutional account securities trades through Bear, Stearns Securities Corp. on a fully-disclosed basis. Futures trades are cleared through R.J. O’Brien & Associates, and forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, each on a fully-disclosed basis. Subsequent to July 15, 2005, forex trades have been cleared through Gain Capital Group, Inc. on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In connection with a recent extension of its futures clearing agreement (which was set to expire December 31, 2005) and a recent agreement with its new forex clearing agent, TradeStation Securities began receiving in July 2005 materially more favorable interest-sharing and clearing fee/deal-spread sharing arrangements. These benefits are not based on growth in trading volume or any other contingency.

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

As of September 30, 2005, TradeStation Securities had 22,341 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), an increase of 35%, as compared to 16,496 accounts as of September 30, 2004. The following table presents, for the periods indicated, certain brokerage metrics and account information:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Trading Days	64.0	64.0	N.M.	189.0	188.0	N.M.
Daily average revenue trades (DARTs)	41,206	31,035	33%	40,712	32,778	24%

Client Trading Activity – Per Account
Annualized trades	480	495	(3)%	506	573	(12)%
Annualized net brokerage revenue	$3,929	$3,644	8%	$4,028	$4,138	(3)%

	As of September 30,
	2005	2004	% Change
Client Account Information
Total brokerage accounts	22,341	16,496	35%
Average assets per account – equities	$84,588	$98,006	(14)%
Average assets per account – futures	$19,046	$20,231	(6)%

We compute DARTs as follows: For equities and equity options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity options, we charge commissions based on share volume and number of contracts traded (and not by revenue trade used to calculate DARTs). For futures, we charge commissions on a per contract basis (so each futures revenue trade included to calculate DARTs represents a round-turn commissionable contract traded). It should be noted that as we continue to acquire futures customers who trade larger volumes, and seek to accelerate our acquisition of higher-volume futures accounts, such as futures traders who may be attracted by our new tiered commission pricing structure and institutional traders, the number of futures revenues trades included in DARTs on a per order basis will likely grow. Also, it should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity options, futures, forex – each has a different per unit revenue structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

Results of Operations

For the three months ended September 30, 2005 and 2004, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. The following table presents, for the periods indicated, certain items in our consolidated statements of income broken down by segment:

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
	Brokerage Services	Software Products And Services	Eliminations	Total	Brokerage Services	Software Products And Services	Eliminations	Total
	(In thousands)				(In thousands)
Revenues:
Commissions and fees	$16,183	$—	$—	$16,183	$13,419	$—	$—	$13,419

Interest income	6,443	—	—	6,443	1,368	—		1,368
Interest expense	1,049	—	—	1,049	113	—	—	113

Net interest income	5,394	—	—	5,394	1,255	—	—	1,255

Net brokerage revenues	21,577	—	—	21,577	14,674	—	—	14,674

Subscriptions and other	53	7,805	(5,349)	2,509	54	6,998	(4,530)	2,522

Net revenues	21,630	7,805	(5,349)	24,086	14,728	6,998	(4,530)	17,196

Operating expenses:
Clearing and execution costs	5,453	—	—	5,453	5,528	—	—	5,528
Data center costs	5,681	1,000	(5,349)	1,332	4,607	1,212	(4,530)	1,289
Technology development	450	1,533	—	1,983	384	1,450	—	1,834
Sales and marketing	3,332	125	—	3,457	2,863	42	—	2,905
General and administrative	2,219	1,305	—	3,524	1,632	1,178	—	2,810

Total operating expenses	17,135	3,963	(5,349)	15,749	15,014	3,882	(4,530)	14,366

Income from operations	$4,495	$3,842	$—	$8,337	$(286)	$3,116	$—	$2,830

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
	Brokerage Services	Software Products And Services	Eliminations	Total	Brokerage Services	Software Products And Services	Eliminations	Total
	(In thousands)				(In thousands)
Revenues:
Commissions and fees	$48,393	$—	$—	$48,393	$41,569	$—	$—	$41,569

Interest income	15,408	—	—	15,408	3,061	—	—	3,061
Interest expense	2,548	—	—	2,548	113	—	—	113

Net interest income	12,860	—	—	12,860	2,948	—	—	2,948

Net brokerage revenues	61,253	—	—	61,253	44,517	—	—	44,517

Subscriptions and other	223	22,344	(15,150)	7,417	215	19,506	(12,362)	7,359

Net revenues	61,476	22,344	(15,150)	68,670	44,732	19,506	(12,362)	51,876

Operating expenses:
Clearing and execution costs	16,803	—	—	16,803	16,762	—	—	16,762
Data center costs	16,133	3,303	(15,150)	4,286	13,036	3,787	(12,362)	4,461
Technology development	1,346	4,551	—	5,897	1,153	4,439	—	5,592
Sales and marketing	9,865	236	—	10,101	7,870	355	—	8,225
General and administrative	5,839	4,551	—	10,390	4,072	3,880	—	7,952

Total operating expenses	49,986	12,641	(15,150)	47,477	42,893	12,461	(12,362)	42,992

Income from operations	$11,490	$9,703	$—	$21,193	$1,839	$7,045	$—	$8,884

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

Income Taxes. As of September 30, 2005 and December 31, 2004, we had net deferred income tax assets of $1.2 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. In June 2004, we reversed a significant portion of the valuation allowance that was provided on our deferred income tax assets. In the opinion of management, it was more likely than not that these benefits would be realized. This decision was triggered primarily by TradeStation Securities receiving final approval by the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations at the end of the 2004 second quarter. The result of this reversal, as recorded in the 2004 second quarter, was an income tax net benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). The remaining valuation allowance of $926,500 relates to net operating loss carryforwards and income tax credits from a 1999 acquisition. We did not reverse the remaining $926,500 valuation allowance as the acquired net operating loss carryforwards (expiring in 2019) and income tax credits (expiring in 2010 through 2019) were subject to annual usage limitations. The portion which was not reversed represents approximately the last five years of the annual limitation amount, due to the inability to estimate taxable income that far into the future. Management will continue to make periodic evaluations of the valuation allowance and will determine periodic adjustments, as required. See “Income Taxes” below, and Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. As of September 30, 2005 and December 31, 2004, we had an allowance for potential credit losses of $221,000 and $209,000, respectively. See Note 5 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

Uninsured Loss Reserves. Beginning June 1, 2002, we have not carried errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements. The ultimate outcome of such potential claims may be substantially different than our estimates. During the three and nine months ended September 30, 2005, we recorded $296,000 of expenses primarily as a result of the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods. During the nine months ended September 30, 2004, we reversed $569,000 of our accruals related to a third-party claim which had been inactive for over one year (and has remained inactive since that time). See “Three and Nine months ended September 30, 2005 and 2004 — Brokerage Services Segment – Operating Expenses – General and Administrative.”

Sublease of Facilities. During the second quarter of 2002, we completed the consolidation of our Florida operations to one location. Based upon advice from our outside real estate advisors, using market factors available at the time, we estimated the potential losses relating to the sublease of facilities that we would no longer occupy. During the three and nine months ended September 30, 2005 and 2004, there were no increases in our estimated loss accrual based on current market factors and actual sublease arrangements. Net payments of $112,000 and $159,000 were applied against this accrual during the nine months ended September 30, 2005 and 2004, respectively, resulting in a balance of $208,000 as of September 30, 2005.

Three months ended September 30, 2005 and 2004

Overall

Net revenues were $24.1 million for the three months ended September 30, 2005, as compared to $17.2 million for the three months ended September 30, 2004, an increase of $6.9 million, or 40%, due to increases in net brokerage interest income of $4.1 million and brokerage commissions and fees of $2.8 million.

Income from operations was $8.3 million for the three months ended September 30, 2005, as compared to $2.8 million for the three months ended September 30, 2004, an improvement of approximately $5.5 million, or 195%. This improvement was due primarily to increased net brokerage revenues (net interest income and commissions and fees) and improved margins related to the self-clearing of equities and options, partially offset by increases in general and administrative expenses of $714,000, increases in sales and marketing expenses of $552,000 and increases in technology development expenses of $149,000.

Other income, net consists primarily of corporate interest income earned on our cash and cash equivalents, partially offset by bank charges and, to a lesser extent, interest expense (if any) related to capital lease obligations. Other income, net was $539,000 for the three months ended September 30, 2005, as compared to $78,000 for the three months ended September 30, 2004. The increase of $461,000 was primarily increased interest income of $351,000 (due to higher average cash balances and higher interest rates) and, to a lesser extent, income earned from an exchange membership transaction.

For the three months ended September 30, 2005, we recorded an income tax provision of $3.6 million, as compared to an income tax provision of $1.1 million for the three months ended September 30, 2004. During the 2005 third quarter, we recorded income taxes based upon our current estimated annual effective income tax rate of approximately 38%, certain deferred income tax net adjustments and final reconciliation of our 2004 federal and state income tax returns. During the 2004 third quarter, we recorded income taxes based upon an estimated income tax rate of 37%. See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES and “Income Taxes” below.

Brokerage Services Segment

Revenues

Commissions and Fees. Commissions and fees are comprised of commissions for securities, futures and forex transactions and monthly platform fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended September 30, 2005, commissions and fees were $16.2 million, as compared to $13.4 million for the three months ended September 30, 2004. This $2.8 million, or 21%, increase was due primarily to brokerage customer account growth and the related increase in trading activity. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. During September 2005, this threshold reduction decreased monthly revenues by approximately $250,000 and monthly net income by approximately $155,000. Additionally, we recently launched two other strategic marketing initiatives (each to be effective December 1, 2005) designed mainly to accelerate growth in our futures business. The first initiative, designed to attract high-volume futures traders, is the change from our current one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. The second initiative is to further reduce the trading activity thresholds futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. These two new marketing initiatives, assuming no offsetting benefits, are estimated to reduce monthly revenues by approximately $310,000 and monthly net income by approximately $200,000, beginning in December 2005. No assurances can be given that material offsetting benefits will be achieved for either of these new initiatives.

Net Interest Income. Net interest income is comprised mainly of interest earned from our active trader equities client base for interest income earned from customer margin debit balances and customer cash balances less interest expense incurred on customer cash balances and, to a lesser extent, interest revenue sharing arrangements with the brokerage’s clearing agent firms. For the three months ended September 30, 2005, net interest income was $5.4 million as compared to $1.3 million for the three months ended September 30, 2004. This $4.1 million, or 330%, increase was due primarily to increased interest income related to the self-clearing of equities (which commenced in September 2004), account growth and increased interest rates. Net interest income may increase based upon the November 1, 2005 increase in the federal funds target rate, and our belief that we will continue to grow our brokerage customer base, subject to any decisions we may make to provide more favorable debit and credit interest rates to our customers and future federal funds target rate changes.

Subscription Fees and Other. Subscription fees and other revenues are comprised primarily of fees for our training workshops that help customers take more advantage of the state-of-the-art features of the TradeStation electronic trading platform. Subscription fees and other revenues were approximately $53,000 and $54,000, respectively, in the three months ended September 30, 2005 and 2004.

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

Clearing and execution costs were approximately $5.5 million for both the three months ended September 30, 2005 and 2004, even though we had significantly-increased trade volume during 2005. Clearing and execution costs as a percentage of brokerage commissions and fees improved to 34% for the three months ended September 30, 2005, as compared to 41% for the three months ended September 30, 2004. During the three months ended September 30, 2005 the improvement in clearing and execution costs, as a percentage of net brokerage revenues, is due primarily to the benefits received from the self-clearing of both equities and standardized equity option trades during the 2005 third quarter and $464,000 of incremental expenses in the 2004 third quarter relating to self-clearing for which we received no offsetting cost-savings. This improvement was partially offset by a change in mix to a higher percentage of lower-margin revenue trades.

Data Center Costs. Data center costs are primarily intercompany subscription fees, eliminated upon consolidation, and, to a lesser extent, data communications costs necessary to connect our server farms directly to electronic market places. The intercompany subscription fees are expenses accrued by TradeStation Securities (the brokerage services segment) and paid to TradeStation Technologies (the software products and services segment) pursuant to an intercompany expense allocation agreement on a per user basis. See “Technology Development” below. Data center costs were $5.7 million for the three months ended September 30, 2005, as compared to $4.6 million for the three months ended September 30, 2004, an increase of $1.1 million, or 23%, related primarily to an increase in intercompany subscription fees paid by TradeStation Securities (the brokerage services segment) to TradeStation Technologies (the software products and services segment), which resulted mainly from the higher number of TradeStation Securities brokerage accounts in 2005 as compared to 2004. See “Software Products and Services Segment – Revenues – Subscription Fees.”

Technology Development. Technology development expenses consist primarily of personnel costs associated with product management of the brokerage products and services TradeStation Securities offers to its customers and the creation of documentation and other training and educational materials. Technology development expenses for the three months ended September 30, 2005 were $450,000, as compared to $384,000 for the three months ended September 30, 2004, an increase of $66,000, or 17%, due primarily to increased personnel and related costs. Most of the technology costs required for our brokerage firm to offer and operate a highly sophisticated electronic trading platform are borne by its technology affiliate, which licenses that technology to the brokerage firm pursuant to an intercompany expense allocation agreement. See “Software Products and Services Segment – Operating Expenses—Technology Development.”

Sales and Marketing. Sales and marketing expenses consist primarily of: personnel costs for sales, customer support centers, marketing and order desk, as well as brokers’ commissions; marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web-site maintenance and administration costs. Sales and marketing expenses were $3.3 million for the three months ended September 30, 2005, as compared to $2.9 million for the three months ended September 30, 2004, an increase of $469,000, or 16%, due primarily to increased advertising and promotional expenses of $374,000 and increased personnel and related expenses of $86,000. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to lower futures trade commissions and the trade activity thresholds that need to be met for a brokerage customer’s monthly platform fee to be waived and reduced brokerage commissions for futures trades, are factors that may impact sales and marketing in the future.

General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, compliance and information technology employees; professional fees; telecommunications; rent; insurance; amortization (through March 2005) and other facility expenses. General and administrative expenses were $2.2 million for the three months ended September 30, 2005, as compared to $1.6 million for the three months ended September 30, 2004, an increase of $587,000, or 36%. This increase is due primarily to increases in expenses related to dispute resolutions of $280,000, increases in personnel and related costs of $188,000 and increases in consulting and professional fees of $113,000. The increase in dispute resolutions during the three months ended September 30, 2005 was due primarily to $296,000 of expenses recorded for the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods, as compared to $16,000 relating to dispute resolutions during the 2004 third quarter.

Software Products and Services Segment

Revenues

Subscription Fees and Other. Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services, and to a lesser extent royalties and commissions received from third parties whose customers use our legacy software products, sales of our legacy customer software products and revenues from our annual users conference. Subscription fees also include intercompany revenue for licensing to TradeStation Securities pursuant to an intercompany expense allocation agreement, on a per user basis, the right to provide these software tools and data services to the brokerage customers of TradeStation Securities (“Intercompany Subscription Fees”). Intercompany Subscription Fees have no effect on our consolidated results. Subscription fees and other revenues were $7.8 million for the three months ended September 30, 2005, as compared to $7.0 million for the three months ended September 30, 2004, an increase of $807,000, or 12%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees and other revenues were approximately $2.5 million for both the three months ended September 30, 2005 and 2004. Included in the three months ended September 30, 2005, were $111,000 of revenues from our annual users conference for the portion of the conference held during the third quarter of 2005 (during 2004, the entire conference was held during the fourth quarter). This additional revenue was partially offset by a decrease in subscription fees of $98,000. Subscription services have not been actively marketed since December 2000 and, since September 2001, we no longer offer legacy client software products domestically.

Operating Expenses

Data Center Costs. Data center costs represent expenses related to the operation, maintenance and support of our data server farms. These expenses consist primarily of rent and data communications costs at our facilities where the data server farms are located, including costs necessary to connect our data server farms directly to data providers and electronic marketplaces, depreciation and maintenance of servers, and data distribution and exchange fees. Data center costs for the three months ended September 30, 2005 were $1.0 million, as compared to $1.2 million for the three months ended September 30, 2004, a decrease of $212,000, or 17%. The decrease is due primarily to lower circuit costs to connect our data farms to data providers and electronic marketplaces of $199,000.

Technology Development. Technology development expenses include: expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; and testing of products and services. Technology development expenses consist primarily of personnel costs, depreciation of computer and related equipment, facility expenses and telecommunications costs. TradeStation Technologies owns all intellectual property rights relating to our businesses, including all order execution technology. Technology development expenses were approximately $1.5 million for both the three months ended September 30, 2005 and 2004.

Sales and Marketing. We no longer actively market software products and services - the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses consisted primarily of personnel costs and, to a lesser extent, facility costs. Sales and marketing expenses were $125,000 for the three months ended September 30, 2005, as compared to $42,000 for the three months ended September 30, 2004, an increase of $83,000, or 198%, due primarily to costs related to the portion of our annual users conference held during the third quarter of 2005 (during 2004, the entire conference was held during the fourth quarter).

General and Administrative. General and administrative expenses consist primarily of costs for administrative personnel, including: executive, human resources, finance and information technology employees; professional fees; telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1.3 million for the three months ended September 30, 2005, as compared to $1.2 million for the three months ended September 30, 2004, an increase of $127,000, or 11%. This increase was due primarily to a 2004 third quarter reduction in expenses of $251,000 related to a favorable outcome of an audit of prior years’ state sales tax and increased personal and related costs of $150,000, partially offset by decreased professional fees (primarily legal fees) of $258,000.

Nine Months Ended September 30, 2005 and 2004

Overall

Total revenues were $68.7 million for the nine months ended September 30, 2005, as compared to $51.9 million for the nine months ended September 30, 2004, an increase of $16.8 million, or 32%, due primarily to increases in net brokerage interest income of $9.9 million, brokerage commissions and fees of $6.8 million and, to a lesser extent, increases in subscription fees and other revenue.

Income from operations was $21.2 million for the nine months ended September 30, 2005, as compared to $8.9 million for the nine months ended September 30, 2004, an improvement of $12.3 million, or 139%. This improvement was due primarily to higher net brokerage revenues (net interest income and commissions and fees) and improved margins related to the self-clearing of equities and options trades, partially offset by increases in general and administrative expenses of $2.4 million, increases in sales and marketing expenses of $1.9 million and increases in technology development expenses of $305,000.

Other income, net was $1.1 million for the nine months ended September 30, 2005, as compared to other income, net of $203,000 for the nine months ended September 30, 2004. The increase of $865,000 was primarily increased interest income of $760,000 (due to higher average cash balances and higher interest rates) and, to a lesser extent, income earned from an exchange membership transaction.

For the nine months ended September 30, 2005, we recorded an income tax provision of $8.5 million, as compared to an income tax net benefit of $2.1 million for the nine months ended September 30, 2004. In 2005, we recorded income taxes based upon our current estimated annual effective income tax rate of approximately 38%, certain deferred income tax net adjustments and final reconciliation of our 2004 federal and state income tax returns. During the nine months ended September 30, 2004 we recorded income taxes based upon an estimated income tax rate of 37%, which was more than offset by the 2004 reversal of a significant portion of the valuation allowance that was previously provided on our deferred income tax assets. See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES and “Income Taxes” below.

Brokerage Services Segment

Revenues

Commissions and Fees. For the nine months ended September 30, 2005, commissions and fees were $48.4 million, as compared to $41.6 million for the nine months ended September 30, 2004. This $6.8 million, or 16%, increase was due primarily to brokerage customer account growth and the related increase in trading activity. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that needed to be met to qualify for a waiver of the monthly platform fee. During September 2005, this threshold reduction decreased monthly revenues by approximately $250,000 and monthly net income by approximately $155,000. Additionally, we recently launched two other strategic marketing initiatives (each to be effective December 1, 2005) designed mainly to accelerate growth in our futures business. The first initiative, designed to attract high-volume futures traders, is the change from our current one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. The second initiative is to further reduce the trading activity thresholds futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. These two new marketing initiatives, assuming no offsetting benefits, are estimated to reduce monthly revenues by approximately $310,000 and monthly net income by approximately $200,000, beginning in December 2005. No assurances can be given that material offsetting benefits will be achieved for either of these new initiatives.

Net Interest Income. For the nine months ended September 30, 2005, net interest income was $12.9 million, as compared to $2.9 million for the nine months ended September 30, 2004. This $9.9 million, or 336%, increase was due primarily to increased interest income related to the self-clearing of equities (which commenced in September 2004), account growth and higher interest rates. Net interest income may increase based upon the November 1, 2005 increase in the federal funds target rate, and our belief that we will continue to grow our brokerage customer base, subject to any decisions we may make to provide more favorable debit and credit interest rates to our customers and future federal funds target rate changes.

Subscription Fees and Other. Subscription fees and other revenues were $223,000 for the nine months ended September 30, 2005, as compared to $215,000 in the comparable period of the prior year, an increase of $8,000, or 4%.

Operating Expenses

Clearing and Execution Costs. Clearing and execution costs were approximately $16.8 million for both the nine months ended September 30, 2005 and the nine months ended September 30, 2004, even though we had significantly-increased trading activity. Clearing and execution costs as a percentage of brokerage commissions and fees improved to 35% for the nine months ended September 30, 2005, as compared to 40% for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 the improvement in clearing and execution costs, as a percentage of net brokerage revenues, is due primarily to the benefits received from the self-clearing of both equities (which commenced in September 2004) and standardized equity option trades (which commenced at the end of March 2005) during 2005 and, in 2004, $1.4 million of incremental expenses in the first nine months relating to self-clearing for which we received no offsetting cost-savings. This improvement was partially offset by a change in mix to a higher percentage of lower-margin revenue trades.

Data Center Costs. Data center costs were $16.1 million for the nine months ended September 30, 2005, as compared to $13.0 million for the nine months ended September 30, 2004, an increase of $3.1 million, or 24%, related primarily to an increase in Intercompany Subscription Fees paid to the software products and services segment resulting from an increase in the number of brokerage accounts during 2005 as compared to 2004 and, to a lesser extent, increased costs to connect our data server farms directly to electronic marketplaces. See “Software Products and Services Segment – Revenues – Subscription Fees” and “- Operating Expenses - Data Center Costs.”

Technology Development. Technology development expenses for the nine months ended September 30, 2005 were $1.3 million, as compared to $1.2 million for the nine months ended September 30, 2004, an increase of $193,000, or 17%, due mainly to increased personnel and related costs.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2005 were $9.9 million, as compared to $7.9 million for the nine months ended September 30, 2004, an increase of $2.0 million, or 25%, due primarily to increased advertising and promotional expenses of $1.6 million and increased personnel and related expenses of $327,000. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to lower futures commissions and the trade activity thresholds that need to be met for a brokerage customer’s monthly platform fee to be waived and reduced brokerage commissions for futures trades, are factors that may impact sales and marketing in the future.

General and Administrative. General and administrative expenses were $5.8 million for the nine months ended September 30, 2005, as compared to $4.1 million for the nine months ended September 30, 2004, an increase of $1.7 million, or 43%. This increase is due primarily to an $835,000 increase in expenses related to dispute resolutions, increased personnel and related costs of $598,000, increased professional fees of $181,000 and, to a lesser extent, increased insurance and other expenses. The increase in expenses related to dispute resolutions is due to the 2005 third quarter charge of $296,000 recorded for the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods and the 2004 reversal of an uninsured loss provision, including related legal fees, of $569,000 for a third party-claim which was inactive for over one year (and has remained inactive), partially offset by an additional $30,000 relating to dispute resolutions during the nine months ended September 30, 2004.

Software Products and Services Segment

Revenues

Subscription Fees and Other. Subscription fees and other revenues were $22.3 million for the nine months ended September 30, 2005, as compared to $19.5 million for the nine months ended September 30, 2004, an increase of $2.8 million, or 15%, due primarily to an increase in Intercompany Subscription Fees resulting from increased brokerage accounts at TradeStation Securities. Excluding Intercompany Subscription Fees, subscription fees and other revenues were approximately $7.2 million for the nine months ended September 30, 2005 and $7.1 million for the nine months ended September 30, 2004, an increase of approximately $50,000 or 1%, due primarily to $111,000 of revenue from our annual users conference for the portion of the conference held during the third quarter of 2005 (during 2004, the entire conference was held during the fourth quarter), partially offset by a decrease in subscription fees and other revenues. Subscription services have not been actively marketed since December 2000 and, since September 2001, we no longer offer legacy client software products domestically.

Operating Expenses

Data Center Costs. Data center costs for the nine months ended September 30, 2005 were $3.3 million, as compared to $3.8 million for the nine months ended September 30, 2004, a decrease of $484,000, or 13%. The decrease is due primarily to lower rent and bandwidth charges at our server farms of $233,000, lower server maintenance and depreciation expenses of $149,000 and lower data distribution and exchange fees of $246,000, partially offset by increased circuits to connect our data farms to data providers and electronic marketplaces of $144,000.

Technology Development. Technology development expenses were approximately $4.6 million for the nine months ended September 30, 2005 and $4.4 million for the nine months ended September 30, 2004, an increase of $112,000, or 3%, due mainly to increased personnel and related costs.

Sales and Marketing. We no longer actively market software products and services - the focus of our business being online brokerage services for active and institutional traders. Sales and marketing expenses were $236,000 for the nine months ended September 30, 2005, as compared to $355,000 for the nine months ended September 30, 2004, a decrease of $119,000, or 34%, due primarily to decreased personnel and related expenses resulting from the transfer of substantially all of the customer support team from the software products and services segment to the brokerage services segment during April 2004, partially offset by costs related to the portion of our annual users conference held during the third quarter of 2005 (during 2004, the entire conference was held during the fourth quarter).

General and Administrative. General and administrative expenses were $4.6 million for the nine months ended September 30, 2005, as compared to $3.9 million for the nine months ended September 30, 2004, an increase of $671,000, or 17%. This increase was due primarily to increased personnel and related costs of $373,000, a 2004 reduction in expenses of $251,000 related to a favorable outcome of an audit of prior years’ state sales tax, and increased professional fees of $180,000 (primarily increased legal fees), partially offset by decreases in amortization, facility and other expenses.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. See “Issues, Uncertainties and Risk Factors” below.

Income Taxes

During the three and nine months ended September 30, 2005, we recorded an income tax provision of $3.6 million and $8.5 million, respectively, based upon our current estimated annual effective income tax rate of approximately 38%, certain deferred income tax adjustments and final reconciliation of our 2004 federal and state income tax returns. During the three and nine months ended September 30, 2004, we recorded an income tax provision of $1.1 million and an income tax net benefit of $2.1 million, respectively. In 2004, income taxes were based upon an estimated annual effective income tax rate of 37%. For the nine months ended September 30, 2004, the income tax provision was more than offset by the reversal of a significant portion of a valuation allowance on our deferred income tax assets (see below).

As of September 30, 2005 and December 31, 2004, we had net deferred income tax assets of $1.2 million and $3.8 million, respectively, which included a valuation allowance of $926,500 as of both dates. In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. In June 2004, we reversed a significant portion of the valuation allowance that was previously provided on its deferred income tax assets, because, in the opinion of management, it was more likely than not that those benefits would be realized. Management evaluates and determines, on a periodic basis, the amount of the valuation allowance required and adjusts the valuation allowance, as needed. The June 2004 decision to reverse a significant portion of the valuation allowance was based on several factors, including TradeStation Securities receiving final approval of the DTCC to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), and eight consecutive quarters of income from operations. In the 2004 second quarter, the result of this reversal was a net tax benefit of $3.2 million recorded in the consolidated statement of income and a $3.3 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises).

As of September 30, 2005, we estimate, for federal income tax purposes, that we have net operating loss carryforwards of approximately $3.0 million (expiring in 2019) and income tax credits of approximately $124,000 (expiring in 2010 through 2019) related to a 1999 acquisition. Since the deferred income tax assets related to these net operating loss carryforwards and income tax credits are subject to annual usage limitations of $545,000, we continue to maintain a $926,500 valuation allowance pertaining to these assets. The valuation allowance represents approximately the last five years of the annual limitation amount, due to the inability to estimate taxable income that far into the future. Additionally, for Florida state income tax purposes, as of September 30, 2005, we estimate that we have net operating loss carryforwards of approximately $3.2 million (expiring in 2020 through 2023), of which the benefit has been recorded through additional-paid-in capital (relating to the tax benefit of stock option exercises).

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

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of approximately $47.8 million, of which $1.6 million was restricted, supporting a facility lease. On October 4, 2005, as a result of TradeStation Securities’ September 30, 2005 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $6.2 million of cash segregated in compliance with federal regulations was transferred to cash and cash equivalents.

As of September 30, 2005, TradeStation Securities had: $409.8 million of cash segregated in compliance with federal regulations, in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; net receivables from brokerage customers of $60.7 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $30.2 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $490.4 million at September 30, 2005. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future. Additionally, TradeStation Securities has available to it a revolving credit facility which provides for borrowings up to $10 million for short-term working capital needs and which needs to be fully pre-paid at least five times per calendar month. To date, there have been no borrowings under this revolving credit facility. See Note 10 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Line of Credit and Guarantee.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At September 30, 2005, TradeStation Securities had net capital of approximately $31.1 million (32.8% of aggregate debit items), which was approximately $29.2 million in excess of its required net capital of approximately $1.9 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, clearing agent and other cash deposit requirements which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of September 30, 2005, we had interest-bearing security deposits and short-term treasury bills totaling $11.3 million with clearing organizations and clearing agents for the self-clearing of stock trades and standardized equity option trades.

As of September 30, 2005, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations (net of subleases) and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2005	2006 - 2008	2009 - 2010	Thereafter
Operating lease obligations	$13,849,610	$618,086	$6,067,042	$3,846,189	$3,318,293
Purchase obligations	2,105,773	482,256	1,623,517	—	—

Total	$15,955,383	$1,100,342	$7,690,559	$3,846,189	$3,318,293

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of up to $500,000 for the remainder of 2005 (primarily for the purchase of computer hardware to support the growth of our data server farms and our back-office systems to support our business). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Operating activities provided cash totaling approximately $13.3 million during the nine months ended September 30, 2005 and used $3.0 million during the nine months ended September 30, 2004. Net cash provided by operating activities of $13.3 million during the nine months ended September 30, 2005 was due primarily to net income, adjustments for non-cash items, reduced deposits with clearing organizations and, to a lesser extent, increases in accounts payable and accrued expenses, partially offset by increases in net brokerage customer assets (excluding deposits with clearing organizations) and, to a lesser extent, timing differences related to cash segregated in compliance with federal regulations (approximately $6.2 million transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on October 4, 2005 as compared to $4.0 million transferred on January 4, 2005), pre-payments for current year income taxes and increases in other assets. Net cash used by operating activities of $3.0 million during the nine months ended September 30, 2004 was due primarily to deposits paid to clearing organizations and clearing agents and net cash outflows upon the commencement of self-clearing operations, partially offset by net income, as adjusted for non-cash items, including the reversal of a significant portion of the valuation allowance associated with deferred income tax assets.

Investing activities used cash of $1.1 million during the nine months ended September 30, 2005 primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms) of $1.4 million, partially offset by $148,000 of proceeds from an exchange membership transaction and a $239,000 decrease in restricted cash. Investing activities provided cash of $812,000 during the nine months ended September 30, 2004 due to $2.0 million of proceeds from the maturity of marketable securities and a $239,000 decrease in restricted cash, partially offset by capital expenditures of $1.0 million (mostly computer hardware and software for our data server farms and our back-office systems to support the growth of our business) and $415,000 paid for the acquisition of exchange membership seats.

Financing activities provided cash of $3.7 million and $614,000 during the nine months ended September 30, 2005 and 2004, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans and purchases under our employee stock purchase plan provided cash of $3.7 million and $796,000 during the nine months ended September 30, 2005 and 2004, respectively while repayments of capital lease obligations were $3,000 and $182,000 during the nine months ended September 30, 2005 and 2004, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. We expect to adopt SFAS 123(R) on January 1, 2006, but we have not yet determined if we will use the modified-prospective method or the modified-retrospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognize no compensation cost for employee stock options, as options granted under the company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our consolidated results of operations, although it will have no impact on our overall consolidated financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have been approximately as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Consolidated Financial Statements – STOCK BASED COMPENSATION – PRO FORMA NET INCOME. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized as a result of tax deductions in excess of recognized compensation costs during the nine months ended September 30, 2005 and 2004 was approximately $3.7 million and $3.6 million, respectively.

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

This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate(s),” “anticipated,” “anticipation,” “assume(s),” “assumption(s),” “become(s),” “belief(s),” “believe(s),” “believed,” “could,” “designed,” “estimate,” “estimates,” “estimated,” “expect(s),” “expected,” “expectation(s),” “going forward,” “future,” “hopeful,” “hope(s),” “intend(s),” “intended,” “look forward,” “may,” “might,” “opportunity,” “opportunities,” “outlook(s),” “pending,” “plan(s),” “planned,” “potential,” “scheduled,” “shall,” “should,” “think(s),” “to be,” “upcoming,” “well-positioned,” “will,” “wish,” “would,” and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties, including the risks and uncertainties described below and elsewhere in this report. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as those described in other sections of this report, our other public filings and our press releases.

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

Quarterly revenues and operating results of TradeStation Group and its predecessor companies have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	general economic and market factors that affect active trading and brokerage revenues, including trade volume, market volatility, market direction or trends, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods), and interest rates;

•	market or competitive pressure to lower commissions and fees charged to customers (our competitors continue to reduce their online brokerage commissions and we have recently announced a reduction in our futures commission pricing) or to reduce or eliminate monthly platform fees paid by brokerage customers (we have recently materially reduced the trading activity thresholds our brokerage clients need to meet to qualify for a waiver of monthly platform fees);

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to change the structure of, and reduce, our futures commission pricing and to lower materially the trade activity thresholds that need to be met for a brokerage customer’s $99.95 monthly platform fee to be waived;

•	technical difficulties, errors and/or failures in the company’s electronic and software products, services and systems relating to market data, order execution and trade processing and reporting, and other software or system errors and failures (there have been several market data and order execution outages recently, the causes of which the company is working to correct, as well as failures to perform on the part of the brokerage firm’s back-office system vendor, to whom the company has served a notice concerning such failures), any of which could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences (also, the company does not maintain a seamless, redundant back-up system to its order execution systems, which could materially intensify the negative consequences described above);

•	pending or potential third-party claims or regulatory matters that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments), or fines, than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), a pending NASD arbitration claim seeking several million dollars of damages, and pending issues relating to NASD OATS reporting, NYSE OTS reporting, and short sale procedures;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of their trades, or other revenue or expense items;

•	the negative effect on revenues that would result if our active trader clients who engage in short selling (a large component of our trade activity) become unsatisfied with the short sale borrowing inventory we provide;

•	the ability to collect unsecured accounts receivable that may arise from time to time in the ordinary course of business or otherwise;

•	the timing and success of our planned 2006 launch of a seamless forex trading platform;

•	costs, material shifts in cash requirements and/or adverse financial consequences that may occur with respect to clearing organization, clearing agent and/or exchange requirements, or regulatory issues, including exchange, clearing agent or clearing organization cash deposit requirements, reserve and settlement requirements and other financial requirements;

•	if revenues are lower than budgeted expectations (as a result of lower-than-expected share volume, brokerage accounts, assets per equity account, daily average trades or other reasons), the negative effects of such lower revenues to our bottom line, including our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	the size and frequency of any trading errors for which we may ultimately suffer the economic burden, in whole or in part (including losses from third-party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third-party claims);

•	the appeal of our products and services to the institutional and international trader market (given our limited experience selling to that market), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chances of success in the institutional trader market; and

•	the appeal of our products and services to markets outside of the United States (principally Europe, where we plan to begin sales and marketing efforts in 2006), given our lack of experience selling to markets outside of the United States, our success (or lack of success) in developing or enhancing products or services that may be more attractive to non-US traders, and the costs, including sales, marketing, compliance, administrative and development, that may be required to improve our chances of success in those markets.

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

Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services in the industry, as well as consolidation of the types of financial instruments (equities, equity options, futures, forex) offered by firms. There has also been consolidation of online brokerage firms generally, as well as intense price competition. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure (both on transactional commissions and monthly platform fees); the timing and market acceptance of new products and services and enhancements developed by our competitors (including strategy back-testing and automation capabilities); market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail customers; data availability and cost; and third-party clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to design, improve and support materially error-free Internet-based systems; ease-of-use of our products and services; reliability of our products and services; pricing decisions; the ability and resources to provide sufficient short sale inventory; self-clearing costs; and sales and other marketing decisions and efforts (we have recently reduced futures commission pricing and our monthly platform fee waiver thresholds).

Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (“ECNs”) and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearing and of the clearing agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customer’s forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearing and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. Outages and other system failures may also be caused by natural disasters and other events and circumstances beyond our control. We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, clearing agent, exchange and ECN outages or issues which are beyond our control. There have also been several market data and order execution outages recently, the causes of which we are working to correct, as well as failures to perform on the part of the brokerage firm’s back-office system vendor (to whom the company has served a notice concerning such failures). Any major system failure or outage (or series of frequent failures or outages), regardless of the cause, could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences. Also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify these negative consequences. Additionally, as a general matter not applicable only to our company, the integrity of these types of systems is increasingly being attacked by persons sometimes referred to as “hackers” who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, “cyberterrorism,” should it occur, may significantly affect people’s willingness to use Internet-based services, particularly ones that involve their personal or company’s assets.

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

We Are Exposed to Credit Risk

We make margin loans to clients collateralized by client securities, and borrow securities to cover trades. In fact, nearly all of our clients’ accounts are margin, as opposed to cash, brokerage accounts. A portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral substantially decreases in proportion to the amount of a client’s indebtedness. As of September 30, 2005, we are carrying approximately $207,000 of an unsecured account debit (plus accrued interest thereon) that resulted from large losses in one client’s account that occurred in September 2004 as a result of a sudden, large adverse price movement to a concentrated securities position being maintained by that client. While we have implemented additional risk-management procedures designed to reduce this risk, there can be no assurance that we will not experience periodic or frequent unsecured account debits that materially and adversely affect our results of operations. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material, adverse effect on our revenues and profitability.

Self-Clearing Equity Trades For Active Trader Accounts Has Risks That May Offset Its Benefits

Self-clearing operations for our active trader equities accounts began in September 2004 and for options trades began in March 2005. Prior to the September conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns, as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. When we commenced self-clearing, we did so with no prior experience. Our experience self-clearing remains limited and its cost savings and efficiencies may in future periods turn out to be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Also, our savings may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations rely on the Phase3 self-clearing software licensed to us by SunGard Financial Systems, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results. We are not satisfied with many aspects of this service to date, and have formally notified SunGard that we believe it is failing to perform its obligations. SunGard has, thus far, assured us that it will promptly address our concerns regarding these failures to perform. Further, errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities transactions, the custody and control of client securities and other assets, or otherwise relating to the handling of our clients’ securities and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors.

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

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, including unanticipated costs for self-clearing and/or omnibus clearing operations (such as large cash or security deposits, which are $11.3 million as of September 30, 2005, and which are expected to increase as our business grows); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; unanticipated costs relating to our new forex and options execution services; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional customers; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

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

Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Actions Against Us

The securities and commodity futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well. The various governmental authorities and industry self-regulatory organizations that supervise and regulate (and may soon supervise and regulate) our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business. For example, in January 2005 new “short sale” rules promulgated by the SEC became effective that may materially, adversely affect our ability to provide quality short sale brokerage services to our equities brokerage customers. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel and enter into suitable contractual relationships with appropriate vendors, lenders and counterparties. We currently have pending issues relating to NASD OATS reporting, NYSE OTS reporting, and short sale procedures. Our brokerage could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance.

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

The SEC, the NASD, the CFTC, the NFA, the DTCC (i.e., NSCC and DTC), the OCC, certain exchanges and other regulatory and self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants, large, fluctuating cash deposit requirements, and reserve, settlement and other financial requirements. Net capital is the net worth of the regulated company (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by the NASD or NFA, and it could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

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

As of September 30, 2005, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) own approximately 46% of the outstanding shares of our common stock. Therefore, as a practical matter, the Cruzes control TradeStation Group. Any and all decisions and votes of our shareholders (including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets) will likely be determined by the Cruzes.

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

TradeStation Securities earns interest from interest revenue-sharing arrangements with its clearing agents and, as a self-clearing broker-dealer, holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $409.8 million at September 30, 2005. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $490.4 million at September 30, 2005, in the form of customer cash balances. TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Because TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. We estimate that, based upon our brokerage customer balances as of the date of this report, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $35,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities. As of September 30, 2005, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. Any increase or decrease in interest rates will not have a material impact on our interest earned on our corporate cash balances or security deposits.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures was made under the supervision and with the participation of the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer. Based on that evaluation, the company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in the company’s internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TradeStation Securities is engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters relating to NASD OATS reporting, NYSE OTS reporting, and short sales procedures, and NASD arbitrations, incidental to, and part of the ordinary course of, its business. The OATS reporting, OTS reporting and short sale procedures matters could ultimately result in censures and fines. As of the date of our last quarterly report, three NASD arbitrations were pending against the company seeking, in the aggregate, tens of millions of dollars of actual and punitive damages. In one of those cases, the arbitrators awarded the claimants $196,000 (inclusive of interest) and in another of those cases the claims were settled for $100,000. The remaining pending arbitration is set for hearing in January 2006, and we believe the claims made in that case are baseless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended September 30, 2005, we issued to four nonemployee directors options to purchase an aggregate of 46,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $9.88 per share, which was the fair market value (as defined in our Nonemployee Director Stock Option Plan) of our common stock on the date on which the options were granted. All of the options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the third quarter of 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Meeting

On July 20, 2005, TradeStation Group held its 2005 Annual Meeting of Shareholders (the “Annual Meeting”).

(b) Election of Board of Directors

At the Annual Meeting, an election was held for the Board of Directors of TradeStation Group. All seven nominees to the Board of Directors were elected (six of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

	For Election		Abstentions
Nominee for Director	Number	Percentage	Number	Percentage
Ralph L. Cruz	38,652,652	95.2%	1,948,100	4.8%
William R. Cruz	38,652,152	95.2%	1,948,600	4.8%
Michael W. Fipps	39,307,961	96.8%	1,292,791	3.2%
Stephen C. Richards	39,309,561	96.8%	1,291,191	3.2%
Salomon Sredni	38,653,047	95.2%	1,947,705	4.8%
Denise Dickens Veitch	39,303,359	96.8%	1,297,393	3.2%
Charles F. Wright	39,189,160	96.5%	1,411,592	3.5%

(c) Other Voting Matters

The only other matter voted upon at the Annual Meeting was a proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm for TradeStation Group for the fiscal year ending December 31, 2005. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention
39,715,616	879,031	6,105
97.82%	2.17%	0.01%

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers Under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

November 8, 2005	/s/ David H. Fleischman
Date	David H. Fleischman
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