Form 10-K
period 2005-12-31
TRADESTATION GROUP INC
filed 2006-03-13
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-31049

TradeStation Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0977576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8050 S.W. 10th Street, Suite 4000, Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

954-652-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates as of June 30, 2005 (based upon the closing price of $8.58 per common share as quoted on The NASDAQ National Market on such date), was approximately $193,652,000.

The registrant had 44,407,089 shares of common stock, $.01 par value, outstanding as of March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed within 120 days after December 31, 2005 in connection with its 2006 annual meeting of shareholders are incorporated by reference in Part III of this report.

i

ii

PART I

ITEM 1. BUSINESS

Overview and Recent Developments

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ National Market under the symbol “TRAD.” TradeStation Securities, Inc., an online broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two operating subsidiaries. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning, direct market access (DMA) electronic trading platform that enables traders to test and automate “rule-based” or “quantitative” trading strategies across multiple asset classes, namely, equities, equity options, futures and, expected later this year, foreign currencies (forex).

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the New York Stock Exchange (“NYSE”), NASD, Securities Investor Protection Corporation (“SIPC”), National Futures Association (“NFA”), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), Options Clearing Corporation (“OCC”), American Stock Exchange (“AMEX”), Archipelago Exchange (“ArcaEx” or “ARCX”), Boston Options Exchange (“BOX”), Chicago Board Options Exchange (“CBOE”), EUREX US, International Securities Exchange (“ISE”), Pacific Stock Exchange (“PCX”) and Philadelphia Stock Exchange (“PHLX”). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (“SEC”), Commodity Futures Trading Commission (“CFTC”) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access (also known as direct market access or DMA) trading means, with respect to equities, equity options, futures and forex transactions, direct Internet connections to electronic marketplaces. These include: for stocks and Exchange Traded Funds (ETF’s), electronic communication networks (ECN’s), the NYSE’s SuperDOT (for NYSE and other listed securities) and NASDAQ Market Center (for NASDAQ and other listed securities); for futures, electronic futures exchanges such as the Chicago Mercantile Exchange’s (CME’s) Globex and the Chicago Board of Trade’s (CBOT’s) eCBOT; for equity options, electronic options exchanges offered by the AMEX, BOX, CBOE, ISE, PCX and PHLX; and, for forex, the electronic inter-bank market or a seamless connection through a dealer system that is itself connected to the electronic inter-bank market. In each of these electronic marketplaces, buyers and sellers (or counterparties) participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and direct-access order execution, the TradeStation electronic trading platform offers state-of-the-art advanced order placement functions, powerful automated and manual order placement capabilities, and numerous advanced charting and analytics features.

On March 6, 2006, in Barron’s magazine’s annual ratings of online brokerage firms, TradeStation Securities, along with five other online brokerage firms, received the highest rating given – 4 1/2 stars. This was the second year in a row TradeStation Securities received the highest rating given. In 2004 and 2003, Barron’s named TradeStation Securities Best Broker for Active Traders (a category not used in the 2005 or 2006 ratings). In the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2006, TradeStation Securities was named, for the second consecutive year, Best Futures Brokerage, over competitors that included Lind-Waldock, Man Futures, and RJO Futures. TradeStation Securities was also named in Stocks & Commodities magazine, for the fourth year in a row, best Direct Access Stock Brokerage, best Direct Access Futures Brokerage, best Institutional Platform, and best Professional Platform, over competitors that included Bloomberg, Reuters, Schwab’s CyberTrader and Fidelity Active Trader Pro.

By the end of 2005, TradeStation Securities had nearly 24,000 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to approximately 18,300 accounts at the end of 2004. During the 2005 fourth quarter, TradeStation Securities’ brokerage customer account base averaged nearly 49,000 daily average revenue trades (often called “DARTs”), as compared to 35,000 during the 2004 fourth quarter. During 2005, the average TradeStation Securities account made over 500 revenue trades. As of December 31, 2005, the average asset balance of an equities account was approximately $81,000 and the average asset balance of a futures account was approximately $19,000. Total account assets were approximately $1.34 billion.

TradeStation Technologies, the company’s other operating subsidiary, owns all of our intellectual property. A formal patent application covering major aspects of the TradeStation electronic trading platform was filed by TradeStation Technologies with the United States Patent and Trademark Office in October 2001. TradeStation Technologies also filed, early in 2005, a patent application relating to the display and execution of options trades, and owns a patent, issued January 2000 with a priority date of August 1995, that covers methods, computer systems and software that combine or integrate technical and fundamental market data and analysis into a common or unified display. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee. Last year, the TradeStation trading software platform was named, for the third year in a row, best Subscription Internet Analytical Platform in the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2006, as well as, for the second time in a row, best Options Analysis Software, best Trading Systems-Stocks, best Trading Systems-Futures, and best Trading Systems-Options.

Our principal executive offices are located in The TradeStation Building, 8050 S.W. 10th Street, Suite 4000, Plantation, Florida 33324, and our telephone number is (954) 652-7000.

THIS REPORT (PARTICULARLY “ITEM 1. BUSINESS,” “ITEM 3. LEGAL PROCEEDINGS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE “ITEM 1A. RISK FACTORS.”

Industry Background

Active Trader Market

An active trader has been defined by Celent Communications in a May 2005 research report as one who trades on average at least 10 times per month, or 120 times per year. Celent believes there are approximately 350,000 active traders under that definition. Celent also defined a broader active trader market, which includes all who trade, on average, at least 50 times per year, and estimates that broader market to include 750,000 to 800,000 traders. That research report also offers an estimate of 100,000 individuals who trade between 500 and 1,000 times per year, and of 30,000 individuals who trade 1,000 times or more a year. Similarly, a November 2005 research report by Fox-Pitt, Kelton characterized active traders as those who tend to trade from 10 to 20 times a month, with account balances in the $25,000 to $75,000 range, and who utilize margin to some degree in their trading. Celent’s May 2005 report estimated that the top 6% of all online brokerage accounts (Celent estimated there to be 25 million online brokerage accounts in 2005, 6% of which equals 1.5 million accounts) make up 56% of all trading and margin revenue for retail brokerage firms serving the active trader market.

The most active traders, the 30,000 or so who, Celent estimates, trade at least 1,000 times a year, are often called “semi-professional” or “hyper-active” traders. These traders are generally considered to be the most profitable portion of the active trader market. Bear, Stearns & Co., in a January 2006 equity research report, defined the semi-professional market as one whose participants trade, on average, nearly 60 times per day (roughly 15,000 trades per trader, per year), and estimated the size of that market at the end of 2005 to be approximately 27,000 traders. According to the Bear Stearns report, those 27,000 or so semi-professional traders made up, in 2005, an estimated 27% of total NYSE and NASDAQ daily share volume and an estimated 77% of total online trade volume. The Bear Stearns report emphasized the importance to this market of multiple asset classes, stating that: “Today, we believe that the biggest focus is on trading multiple asset classes from a single, yet global, platform,” and that traders “are demanding trading platforms that are capable of connecting them to the cash equities markets, the futures markets, the options markets, and the foreign exchange (FX) markets, among others.” The November 2005 Fox-Pitt, Kelton report added that semi-professional traders use highly sophisticated software, often engage with higher stakes, and are much more likely to utilize strategies across asset classes beyond just equities and equity options, such as futures and forex, with trading on margin being prevalent. Richard Bove, a research analyst for Punk Ziegel & Company, goes even further in his January 6, 2006 research report, suggesting that the trading of common stock (cash equities) is no longer a growth business and that the industry is seeking to diversify outside of the equity markets.

It is worth noting that all of the above-mentioned statistics appear to relate solely to equities accounts and equities trade volume, meaning that the futures and forex online trader markets, which are a fraction of the size of the online equities market but are growing, are in addition to the estimates described above.

The vast majority of active traders are believed to be with “traditional” online brokerage firms (e.g., Ameritrade, E*Trade, Fidelity and Schwab). It is generally accepted in the online brokerage industry that 5% to 10% of each large online brokerage firm’s customer base consists of active traders, and that those active traders are responsible for the vast majority of those firms’ trades. Accordingly, nearly all of the large online brokerage firms have tried over recent years to acquire direct-access firms or technology, and more sophisticated trading analysis platforms, in order to retain and grow this most valuable segment of their customer bases.

We believe an online brokerage firm focused on active traders, in order to maximize its potential for successful market penetration, needs to deliver:

•	Direct-access order placement and execution, including both automated and one-click manual order placement capabilities

•	State-of-the-art advanced orders capabilities – the ability to use various order-placement features (limits, trailing stops, simultaneous orders, contingency orders, reserve orders, hidden orders, pegged orders, discretionary orders, etc.)

•	Intelligent/smart order routing to maximize liquidity and help achieve best execution

•	The ability to analyze and trade multiple asset classes (equities, equity options, futures and forex) using the same platform

•	Access to most, if not all, major avenues of execution (the major ECNs, NASDAQ Market Center, SuperDOT, Globex, eCBOT, the major electronic options exchanges, etc.)

•	Strategy testing and strategy automation capabilities, as well as advanced charting and analysis software tools

•	A competitive, per share commission pricing structure

•	Streaming, real-time quotes, including meaningful market depth displays

•	Trade desk, customer account and technical support services

•	Customer training services

TradeStation Securities offers each of the above-mentioned features.

Institutional Trader Market

We see the institutional trader market, as it relates to potential customer relationships for direct market access brokerage firms like TradeStation Securities, as hedge fund and money managers, commodity trading advisors and commodity pool operators, and registered investment advisers who use short-term trading strategies. According to recent estimates, there are approximately 7,000 hedge funds today, which are estimated to manage up to one trillion dollars of invested assets, and 8,000 registered investment advisors, which are estimated to manage more than $23 trillion of invested assets. Also, of the largest hedge fund complexes, those with over $1 billion in assets, a majority have funds or commodity pools sponsored, operated or advised by CFTC-registered commodity trading advisors and/or commodity pool operators. The CFTC recently reported that there are approximately 3,250 commodity pools and more than 2,000 registered commodity pool operators.

Many believe that buy side institutional traders have become less and less pleased with Wall Street (traditional sell side brokerage firms) and are moving, to one degree or another, towards using direct market access execution of their trading decisions. The January 2006 Bear Stearns report states that “the impact of financial technology on the securities markets cannot be understated,” noting that “the technologies originally developed to give the ‘day trader’ the ability to trade with professionals is now, ironically, being targeted at institutional customers by most brokerage firms.” According to an April 2004 report by The Tabb Group, institutional

“[b]uy side traders now have access to powerful technologies to better understand, manage, and execute trades faster, more efficiently, less expensively, and more effectively than at any point in the past,” and that these technologies offer capabilities “which automatically execute large orders in accordance with a chosen trading strategy.”

Features and services that are important to many buy side institutional traders include sophisticated decision-support front ends that enable analysis and development of sophisticated quantitative trading strategies, automated strategy trading, intuitive, manual one-click order placement, advanced portfolio/basket trading, multiple account trade allocation, a detailed, flexible order management/portfolio management system (or the ability to integrate with their management systems), and a broad scope of assets (equities, equity options, futures and forex) that can be analyzed and traded using the same platform. TradeStation contains, arguably, the best decision-support and automated trading and manual order placement functionality on the market, list/basket trading, multiple account trade allocation, and state-of-the-art direct-access execution services for equities, equity options and futures trading, and advanced analytics and electronic execution for forex trading, and is working to complete a direct-access forex service, more advanced portfolio/basket trading features and new order and risk management system compatibilities and features.

Products and Services

Overview – TradeStation

Our main product/service offering is the TradeStation electronic trading platform, complete with direct-access order execution services, for self-directed, active, including semi-professional, traders and certain segments of the institutional buy side trader market. TradeStation does not provide investment or trading advice or recommendations, or recommend the use of any particular strategy, but rather enables the trader to design, test, optimize and automate his own, custom trading strategies. TradeStation is a registered trademark in the United States, Australia, Canada, the European Union, Indonesia, Korea, Singapore, South Africa and Taiwan.

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

TradeStation has, since its initial release as a strategy trading software program in 1991, been our flagship product. From 1996 until October 2001 it was marketed worldwide to institutional traders on a monthly subscription basis by Telerate, Inc. as a premium tool for the Telerate data feed service. It has also served, and continues to serve, as a strategy trading platform for numerous third-party trading software applications. Its state-of-the-art technology empowers the trader to design and develop a quantitative trading strategy based upon the trader’s objective rules and criteria, test the potential profitability of that trading strategy against historical data, and then computer-automate it to monitor the applicable market and alert the trader in real-time (or instantaneously place the trade order) when the criteria of the trading strategy have been met and an order should, therefore, be placed. The principal features of TradeStation that enable the trader to design and develop trading strategies are EasyLanguage and the PowerEditor. EasyLanguage is a proprietary computer language we developed consisting of English-like statements and trading terms which can be input by the trader to describe particular objective rules and criteria. The PowerEditor is a compiler of EasyLanguage statements that provides the trader with considerable flexibility to modify and combine different trading rules and criteria, which ultimately result in the design of the trader’s trading strategies. EasyLanguage and PowerEditor are also registered trademarks.

Brokerage Services

TradeStation Securities’ principal offering today is online brokerage services, covering equities (principally stocks and ETF’s), equity options, futures (including futures options) and forex transactions, through the TradeStation electronic trading platform. Equities, equity options and futures are all direct market access offerings, and a direct market access offering for forex is expected to be launched later this year. TradeStation Securities’ targeted customer base for brokerage services includes active, including semi-professional, traders and certain institutional traders, such as hedge fund and money managers and investment advisors who use short-term trading strategies. In addition to providing online services through the TradeStation electronic trading platform, the brokerage firm offers personal support services by its registered trade-desk representatives who execute customers’ orders through direct-access order execution systems if the customer is for some reason unable or unwilling to place the order using his or her own computer.

Having a “direct-access” order execution system, whether accessed directly by the brokerage customer through the TradeStation electronic trading platform or by a TradeStation Securities broker on behalf of the brokerage customer, means that both the online services and the firm’s trading desks are directly connected to electronic equities, equity options and futures market centers. This system often results in the simplest, most direct and speediest execution of orders at the best available price. With respect to pit-traded futures contracts, TradeStation is directly connected to its futures clearing agent’s online execution system, which sends the order directly to the trading pit. Approximately 98% of the company’s futures trades are on the electronic futures exchanges. With respect to forex deals, the TradeStation electronic trading platform is currently directly connected to a third-party forex dealer’s online deal system, which then electronically places the forex orders, but the company plans to launch a “direct-access” forex offering later this year.

TradeStation Securities self-clears for its active trader equity securities accounts. Institutional accounts for equity securities, and all futures accounts, currently are carried on a “fully disclosed” basis by the brokerage’s clearing agents. TradeStation Securities executes its customers’ securities and futures transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its customers directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a customer’s order to purchase, purchase the securities in the market for the brokerage firm, and then sell the securities to the customer. TradeStation Securities does not do this. It always charges only an agreed-upon commission and never earns income from marking up or marking down its customers’ securities or futures transactions. For forex deals, an unaffiliated forex dealer firm acts as principal/counterparty for, and clears, all deals with the company’s forex customers.

Software Products and Services

In December 2000, we launched the TradeStation electronic subscription service. The TradeStation electronic subscription service includes our award-winning strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, and all other features included in the TradeStation electronic trading platform other than trade order placement and other trading or brokerage-related features or services. During 2005, the TradeStation electronic subscription service was offered to new subscribers at the monthly rate of $199.95 and to legacy customers who had “upgraded” at a monthly rate of $129.95. We evaluate our approach to subscription fee pricing on an ongoing basis, which may result in different price offerings during 2006. TradeStation (both as a subscription service and as a brokerage account trading platform) also offers our OptionStation and RadarScreen functions and features. OptionStation, also an award-winning technology, is an options trading analysis product for equity, index and futures options that enables traders to explore options trading strategies. RadarScreen enables traders to scan up to hundreds or thousands, depending upon the data service and computer hardware used, of equities or other securities to identify potential buying or selling opportunities based upon the traders’ own trading strategies.

We ceased marketing our legacy software products in May 2000 and ceased marketing our subscription software services in December 2000. Accordingly, in 2003, 2004 and 2005, and, we expect, for the foreseeable future, our brokerage operations produced and should continue to produce the majority of our revenues. In 2003, 2004 and 2005, revenues from brokerage services (consisting primarily of brokerage commissions and fees and net interest income) accounted for approximately 85%, 86% and 89%, respectively, of our total consolidated net revenues, and software products and services accounted for approximately 15%, 14% and 11%, respectively, of our total consolidated net revenues over that three-year period.

Sales and Marketing

Our marketing in 2005 consisted principally of print advertising in Active Trader, Futures, SFO, and Technical Analysis of Stocks & Commodities magazines, direct mail and e-mail, sales seminars, and our Web sites, and television advertising on financial news channels. The mix and frequency of television, print, Web-site, direct-mail and in-person marketing methods that we use to try to achieve results will likely be continually modified as we test such methods and mixtures and analyze and interpret the results.

Less than 10% of our revenues were derived from customers outside of the United States for the years ended December 31, 2005 and 2003, and approximately 12% were so derived for the year ended December 31, 2004. International revenues are collected in U.S. dollars. We conduct no marketing, sales or other operations, and maintain no assets, outside of the United States, other than relating to our start-up operations in London via our United Kingdom subsidiary, TradeStation Europe Limited. Initial marketing efforts in Europe by that subsidiary are expected to commence later in 2006.

Strategic Relationships

Clearing Services. Our brokerage’s clearing services for institutional securities accounts, and for all futures accounts, are currently provided by Bear, Stearns Securities Corp. and R.J. O’Brien & Associates, Inc., respectively, pursuant to industry-standard clearing agreements.

Forex Deal Services. Our forex deal services are currently provided through an arrangement with GAIN Capital Group, Inc. Forex customers design, test, optimize and automate their forex strategies using TradeStation, then, when a deal order is to be placed, the customer connects directly to GAIN Capital’s online deal system, and places the order. GAIN Capital is the counterparty/principal for each forex deal.

Technology Development

We believe that our success depends, in large part, on our ability to offer unique, Internet-based trading technologies with state-of-the-art order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user education and other training materials internally. In 2005, 2004 and 2003, technology development expenses were approximately $4.5 million, $4.4 million and $4.5 million, respectively. As of December 31, 2005, our technology development team was comprised of 80 people, as compared to 76 as of December 31, 2004, a 5.3% increase.

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

The market for strategy trading software tools, streaming real-time market data and news services, and online order execution services is characterized by: rapidly changing technology; evolving industry standards in computer hardware, programming tools and languages, operating systems, database technology and information delivery systems; changes in customer requirements; and frequent new product and service introductions and enhancements, as well as technical consolidation of products and services. Our success will depend, in part, upon our ability to develop and maintain competitive technologies and to develop and introduce new products, services and enhancements in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards, changing technology, and increased capacity and stability requirements as we grow our business and as minimum customer acceptability standards for capacity and stability increase in our industry. There can be no assurance that we will be able to develop, introduce and market, on a timely basis, if at all, products, services or enhancements that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in the introduction of new products and services or enhancements, could cause customers to delay using, or decide against the use of, our products and services and could have a material adverse effect on our business, financial condition and results of operations.

Customer Services and Support and Training

We provide customer services and support and product-use training in the following ways:

Customer Services and Support. Telephone account and technical support service is provided to brokerage customers through a trained customer service team. Advanced EasyLanguage consulting services (services that technically assist customers in the use of

EasyLanguage to write the customers’ own trading strategies) are available from internal resources and from unaffiliated, independent EasyLanguage consultants. A substantial amount of technical support information is also provided on our Web sites.

Product-use Training. We consider user education important to try to help our customers increase their abilities to use our products and services fully and effectively. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites, including online tutorials, as well as in-person training seminars, so that our customers may learn to use and take full advantage of the sophisticated technology of the TradeStation electronic trading platform. The TradeStation.com Support Center includes access to an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community provides numerous discussion forums on a variety of topics related to strategy development and technical trading, as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary EasyLanguage, many of which are donated by third parties.

Competition

The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry in three different ways. First, there has been over the past several years and continues to be consolidation of three types of services that traditionally were offered separately: online brokerage services; real-time market data services; and trading analysis software products and services. With the TradeStation electronic trading platform, we have embraced this consolidation by offering all three of these services in a fully-integrated, seamless manner. Second, we believe consolidation is occurring in the four major online execution markets for active traders – equities, equity options, futures and forex – meaning that, contrary to specializing in offering services for only one of those market instruments, more and more firms are offering or plan to offer three or four of those services. With our offering of online trading services for all four of these markets, we have embraced this consolidation as well. Third, as a result of price pressure, unused infrastructure capacity at the largest online brokerage firms, and the desire of the larger firms to acquire direct-access and other sophisticated trading technologies, there have been numerous acquisitions in our industry, mostly by larger firms that are seeking to increase their ability to compete on both quality and price.

We believe that competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services offered by firms that have traditionally served mostly retail customers; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

We face direct competition from several publicly-traded and privately-held companies, principally online brokerages, including providers of direct-access order execution services. Our competitors include the many online brokerages currently active in the United States, including

Banc of America Investment Services, Charles Schwab & Co. (including CyberTrader), E*Trade Securities, Fidelity Brokerage Services, Interactive Brokers, Merrill Lynch Direct, OptionsXpress, Redi Products - a division of Spear, Leeds & Kellogg (which is owned by Goldman Sachs), Scottrade Financial Services, TD Ameritrade, and Townsend Analytics (recently acquired by Lehman Brothers). Those brokers currently serve, in the aggregate, more than 90% of existing online accounts, and many are focused on attracting and retaining active traders. Many online brokerages currently claim to offer direct-access service. Even though we are rated as one of the best online brokerage firms in the United States, there can be no assurance that we will be able to maintain such ratings, be rated that highly in the future, compete effectively with our competitors, adequately educate potential customers about the benefits our products and services provide, or continue to offer such products and services.

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

Intellectual Property

Our success is and will be heavily dependent on proprietary software technology, including certain technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We also have formal patent applications pending for the TradeStation trading platform, and own a patent that covers product features we are planning to incorporate into TradeStation. With respect to the pending patent applications, there can be no assurance that we will obtain patents broad enough in scope to have value, or obtain them at all. We also have registered copyright rights in our EasyLanguage dictionary and documentation and TradeStation software.

We have obtained trademark registrations for the TradeStation mark in the United States, Australia, Canada, the European Union, Indonesia, Korea, Singapore, South Africa and Taiwan. We have obtained registrations for the OptionStation mark in the United States, Canada and the European Union. We have obtained registrations for the EasyLanguage mark in the United States and the European Union. We have obtained registrations in the United States for the marks ActivityBar, PositionGraphs, PowerEditor, ProbabilityMap, ProSuite, RadarScreen, Test Before You Trade and other marks.

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

There has been substantial litigation in the software industry involving intellectual property rights. We do not believe that we are infringing, or that any technology in development will infringe, the intellectual property rights of others. However, there can be no assurance that infringement claims will not be asserted by our competitors or others, and, if asserted, there can be no assurance that they would not have a material adverse effect on our business, financial condition and results of operations.

To the extent that we acquire or license a portion of the software or data included in our products or services from third parties (some data and software are licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. Software patent infringement cases in financial service industries are becoming more frequent, and we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. In the future, litigation will likely be necessary to establish, define, enforce, defend and protect patents, trade secrets, copyrights, trademarks and other intellectual property rights. Any such litigation would likely be costly and divert management’s attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

Our brokerage subsidiary, TradeStation Securities, is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities and equity options business and as a futures commission merchant with respect to its futures and forex business. Broker-dealers and futures commission merchants are subject to regulations covering all aspects of those businesses, including: sales methods; trade practices; use and safe-keeping of customers’ funds and securities; clearing, processing and settlement of trades, and arrangements with clearing houses, exchanges and clearing corporations; capital structure; cash deposit or escrow requirements (or their equivalent); record keeping; conduct of directors, officers and employees; and supervision. To the extent TradeStation Securities solicits orders from customers or makes investment recommendations, it is subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to its customers.

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

The SEC, NASD, NYSE, CFTC, NFA and other self-regulatory associations and organizations (SRO’s) and state securities commissions can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or futures commission merchant or any of its officers or employees. For information about certain pending SRO inquiries and actions, see Item 3 – Legal Proceedings.

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

Employees

As of December 31, 2005, we had 266 full-time equivalent employees, consisting of 86 in brokerage operations (which include clearing and account services, trade desk service and client service, including technical support), 80 in technology development (including software engineering, product management, user education and quality assurance), 54 in sales and marketing relating to brokerage services, subscriptions and software products (including 41 in sales and 13 in marketing and fulfillment), and 46 in general and administrative (including executive management, finance, information technology services, compliance and human resources). Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report, as well as the preceding “Business” section of this report, should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described below. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider these issues, uncertainties and risk factors, which include business risks relevant both to our industry and to us in particular. These issues, uncertainties and risk factors are not intended to be exclusive. Issues, uncertainties and risk factors are also included in other sections of this report when specifically relevant to a statement we have made about an aspect of our business, or our financial condition or results of operations.

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

Quarterly revenues and operating results of TradeStation Group have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•	general economic and market factors that affect active trading and brokerage revenues, including trade volume, market volatility, market direction or trends, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods), and changes in interest rates – a significant and growing portion of our revenues is interest income, and increases or decreases in short-term rates may have a material impact on our revenues and net income;

•	market or competitive pressure to lower commissions and fees charged to customers (our competitors continue to reduce their online brokerage commissions and we have recently announced a reduction in our futures commission pricing), or to reduce or eliminate monthly platform fees paid by brokerage customers (we have recently twice materially reduced the trading activity thresholds our brokerage clients need to meet to qualify for a waiver of monthly platform fees), or to reduce interest rates charged to customers for margin loans or to increase the interest rates used to credit customers’ account cash balances;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to change the structure of, and reduce, our futures commission pricing and to lower materially the trade activity thresholds that need to be met for a brokerage customer’s $99.95 monthly platform fee to be waived;

•

technical difficulties, errors and/or failures in our electronic and software products, services and systems relating to market data, order execution and trade processing and reporting, and other software or system errors and failures (there have been several market data and order execution outages recently, the causes of which we have been working to correct, as well as failures to perform on the part of the brokerage firm’s back-office system vendor, to whom we have served a notice concerning such failures), any of which could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences (also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify the negative consequences described above);

•	pending or potential third-party claims or regulatory matters that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments), or fines, than we currently estimate or expect, including, but not necessarily limited to, the three claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by two of the executive officers (which seek, in the aggregate, tens of millions of dollars in damages), a pending NASD arbitration claim seeking several million dollars of damages, and pending issues relating to NASD OATS reporting, NYSE OTS reporting, and NASD short sale procedures;

•	acquisitions of businesses, assets, accounts or similar transactions relating to company growth or strategies, which may significantly impact future financial results, our balance sheet and our cash position depending upon the type and size of any such transaction;

•	variations from our expectations with respect to hiring and retention of personnel, sales and marketing expenditures, product development, customer account growth, customer trading activity and the share volume of customer trades, or other revenue or expense items;

•	the ability to collect unsecured accounts receivable that may arise from time to time in the ordinary course of business or otherwise;

•	the timing and success of our planned 2006 launch of a seamless forex trading platform;

•	costs, material shifts in cash requirements and/or adverse financial consequences that may occur with respect to clearing organization, clearing agent and/or exchange requirements, or regulatory issues, including exchange, clearing agent or clearing organization cash deposit requirements, reserve and settlement requirements and other financial requirements;

•	if revenues are lower than budgeted expectations (as a result of lower-than-expected share volume, brokerage accounts, assets per equity account or daily average trades or other reasons), the negative effects of such lower revenues to our bottom line, including our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses do not vary with revenues in the short term);

•	changes in demand for our products and services due to the rapid pace at which new technology is offered to customers in our industry;

•	the size and frequency of any trading errors or unsecured brokerage account debit balances for which we may ultimately suffer the economic burden, in whole or in part (including losses from third-party claims that may arise from time to time – as of June 1, 2002, we have not carried errors or omissions insurance for third-party claims);

•	the appeal of our products and services to the forex and institutional markets (given our limited experience selling to those markets), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chances of success in those markets; and

•	the appeal of our products and services to markets outside of the United States (principally Europe, where we plan to begin sales and marketing efforts in 2006), given our lack of experience selling to markets outside of the United States, our success (or lack of success) in developing or enhancing products or services that may be more attractive to non-US traders, and the costs, including sales, marketing, compliance, administrative and development, that may be required to improve our chances of success in those markets.

Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity, And Level of Interest Income

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

Also, we derive a significant portion of our brokerage revenues from interest income on customers’ credit balances and account borrowings. Therefore, changes in interest rates or in the size of such balances and borrowings, depending upon the extent of the change, could materially change, positively or negatively (depending upon the direction of the change) the amount of our interest income.

Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services in the industry, as well as consolidation of the types of financial instruments (equities, equity options, futures, forex) offered by firms. There has also been consolidation of online brokerage firms generally, as well as intense price competition. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will continue. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure (on transactional commissions, monthly platform fees and interest rates offered to customers for both credit balances and account borrowings); the timing and market acceptance of new products and services and enhancements developed by our competitors (including strategy back-testing and automation capabilities); market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use direct-access brokerage services from firms that have traditionally served mostly retail customers; data availability and cost; and exchange and third-party clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to meet changing market demands for a unified, integrated trading platform that offers customers the ability to trade and manage portfolios containing multiple asset classes; our ability to design, improve and support materially error-free and sufficiently robust Internet-based systems; ease-of-use of our products and services; reliability of our products and services; and pricing decisions and other sales and marketing decisions and efforts (we have recently reduced futures commission pricing and our monthly platform fee waiver thresholds).

Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of electronic communication networks (“ECNs”) and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearing and of the clearing agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customers’ forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearing and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. Outages and other system failures may also be caused by natural disasters and other events and circumstances beyond our control.

We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, clearing agent, exchange and ECN outages or issues which are beyond our control. There have also been several market data and order execution outages recently, the causes of which we have been working to correct, as well as failures to perform on the part of the brokerage firm’s back-office system vendor (to whom the company has served a notice concerning such failures). Any major system failure or outage (or series of frequent failures or outages), regardless of the cause, could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences. Also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify these negative consequences.

Additionally, as a general matter not applicable only to our company, the integrity of these types of systems may be attacked by persons sometimes referred to as “hackers” who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, “cyberterrorism,” should it occur, may significantly affect people’s willingness to use Internet-based services, particularly ones that involve their personal or company’s assets.

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

Self-Clearing Equity Trades For Active Trader Accounts Has Risks That May Offset Its Benefits

Self-clearing operations for our active trader equities accounts began in September 2004 and for options trades began in March 2005. Prior to the September conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns, as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. When we commenced self-clearing, we did so with no prior experience. Our experience with self-clearing remains limited and its cost savings and efficiencies may in future periods turn out to be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Also, our savings may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations rely on the Phase3 self-clearing software licensed to us by SunGard, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results. We are not satisfied with many aspects of this service to date, and have formally notified SunGard that we believe it is failing to perform its obligations. SunGard has, thus far, assured us that it will promptly address our concerns regarding these failures to perform. Further, errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities transactions, the custody and control of client securities and other assets, or otherwise relating to the handling of our clients’ securities and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors.

The Nature Of Our Business Results In Potential Liability To Customers

Many aspects of the securities, futures and forex brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been a high incidence of litigation involving the securities and futures brokerage industry, including both class action and individual suits and arbitrations that generally seek substantial damages, including in some cases punitive damages. Our proprietary order routing technology, in addition to offering charting, trade analysis and trade execution services of various kinds, is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections or limitations in their designs or performance, may operate too slowly, fail, cause confusion or uncertainty to the user, or operate or produce results not understood or intended by the user. An investor or trader using either our full electronic trading platform or our subscription service might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading software tools or systems, or inaccurate assumptions made by the trading software tools regarding data, or inaccurate data. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not currently carry any errors or omissions insurance that might cover, in part, some of the above-described risks. While our contracts with customers are, we believe, clear that customers who do business with us must knowingly assume all of the risks described above, there can be no assurance that a judge, arbitrator or regulator would enforce or honor such contractual provisions. See “Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity, And Level of Interest Income” and “Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers” above.

Dependence Upon Outside Data Sources And Clearing Relationships Creates Risks Outside Of Our Control Which May Affect Our Ability To Provide, And Our Cost To Provide, Market Data And Clearing And Account Services

Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain New York Stock Exchange (NYSE), American Stock Exchange (AMEX), NASDAQ, regional equities exchange, Options Price Reporting Authority (OPRA), Chicago Mercantile Exchange (CME),Chicago Board of Trade (CBOT), New York Mercantile Exchange/Commodities Exchange (NYMEX/COMEX), New York Board of Trade (NYBOT) and

OneChicago real-time market data directly from those exchanges, and real-time market depth displays directly from ECN book services, but obtain other market data (such as forex data) and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage customers are obtained from established clearing agents and, with respect to our self-clearing operations, our software system licensing agreement with SunGard. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for transactional clearing fees and charges, and the contract with the forex dealer provides for sharing a fixed amount of the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing agent in response to a substantial increase in our clearing costs imposed by our former futures clearing agent. Changes (or, in some cases, the failure or inability to make changes) in our relationships with one or more of these third parties, or involuntary termination of one or more of those relationships, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We May Be Subject To Intellectual Property Litigation

There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there was recently an infringement claim asserted against us and eight other online brokerage firms by a company named Datamize, Inc., which could have had a material adverse effect on our business, financial condition, results of operations and prospects if it was successful (we settled the suit in December 2004 for an amount immaterial to our financial statements). Such a case, as well as any other infringement case that may be brought against us, could result in our being unable to use intellectual property which is integral to our business.

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

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, large cash or security deposits (which are $11.3 million as of March 6, 2006, and which are expected to increase as our business grows); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; unanticipated costs relating to our planned forex service offering; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional customers; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender, or any securities litigation settlement or judgment that requires issuance of equity securities to the claimants, would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Or SRO Actions Against Us

The securities and commodity futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well. The various governmental authorities and industry self-regulatory organizations (SROs) that supervise and regulate our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business. For example, about five years ago, the NYSE and NASD required brokerage firms to establish systems that enabled them to identify “pattern day traders” and to ensure that those types of accounts maintained higher minimum account balances and stricter margin maintenance requirements. In a more recent example, in January 2005 new “short sale” rules promulgated by the SEC became effective that could have materially, adversely affected our ability to provide quality short sale brokerage services to our equities brokerage customers. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other operations personnel and enter into suitable contractual relationships with appropriate vendors, lenders and counterparties. We currently have pending issues relating to NASD OATS reporting, NYSE OTS reporting, and NASD short sale procedures that could have negative consequences for our brokerage. In general, our brokerage could be subject to disciplinary or other regulatory or legal actions, fines and penalties in the future due to noncompliance.

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

Customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers’ funds, due to privacy or security concerns. This risk will grow if, as and to the extent “cyberterrorism” occurs or is perceived to be a viable, prominent threat or likelihood to occur (or recur on a regular basis). We do incorporate security measures into our privacy policies. However, no assurances can be made that a breach of such measures will not occur, and a major breach of customer privacy or security could have serious consequences for our Internet-based operations, which are central to our business. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects or otherwise, that could also have significant negative consequences for the growth of our current and planned operations.

Control Of TradeStation Group By The Cruzes Means That Important Decisions Affecting The Company Are Concentrated In The Judgment Of Two Related Individuals

As of March 6, 2006, affiliates of William R. Cruz and Ralph L. Cruz (the Co-Chairmen and Co-Chief Executive Officers of our company) owned approximately 41% of the outstanding shares of our common stock, and we believe that no other shareholder or related group owned more than 13%. Therefore, the Cruzes have significant control over TradeStation Group on matters subject to shareholder approval, including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets that may be proposed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

Our brokerage operations were formerly headquartered from 11,800 square feet of office facilities in Boca Raton, Florida pursuant to a lease that expires in February 2007. All of this space is currently being subleased through February 2007 at lease rates significantly lower than the rates we pay, and one of those subleases is in default.

Our technologies subsidiary has an approximately 13,500 square foot leased facility in Richardson, Texas from which certain technology development and technical operations are conducted. A portion of those facilities serve as a branch office for TradeStation Securities. That lease expires July 31, 2007. We also lease exclusive rack space for our data server farms at two sites, one in Richardson, Texas (expiring in April 2006) and one in Chicago, Illinois, (expiring in August 2007).

Our United Kingdom subsidiary leases a two-room office in London, England, pursuant to a License that expires following 90 days written notice by either party.

We believe that our facilities are adequate to support our current operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against TradeStation Group, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of TradeStation Group common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of TradeStation Group common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The Tafazzoli/zum Tobel case is well into the discovery phase of litigation and the Gambino case is near the end of the discovery phase. In the Allen case, motions for summary judgment filed by both the plaintiffs and defendants have been denied, and plaintiffs’ motion to amend their complaint to add a claim for punitive damages was also denied. The company continues to believe all of the claims in all three cases are baseless, however no assurances can be given that a judge or jury will agree with the company’s assessment.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters which are currently pending relating to NASD OATS reporting, NYSE OTS reporting and NASD short sales procedures, and NASD and CFTC arbitrations or proceedings, incidental to, and part of the ordinary course of, its business. The OATS reporting, OTS reporting and NASD short sale procedures matters could ultimately result in censures, sanctions, fines and other negative consequences. There is currently one NASD arbitration pending against the company seeking several million dollars of actual and punitive damages. The pending arbitration is set for hearing in September 2006, and we believe the claims made in that case are baseless.

While no assurances can be given, we do not believe that the ultimate outcome of any of the above legal matters or claims will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. See Item 1A – Risk Factors.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock, par value $.01 per share, is listed on The NASDAQ National Market under the symbol “TRAD.” The high and low closing sales prices based on actual transactions on The NASDAQ National Market during each of the quarters presented are as follows:

	Closing Sales Price
	High	Low
2004:
First Quarter	$10.93	$6.23
Second Quarter	7.85	5.59
Third Quarter	7.31	4.85
Fourth Quarter	7.80	6.13

2005:
First Quarter	$7.05	$5.73
Second Quarter	8.78	6.23
Third Quarter	10.14	8.70
Fourth Quarter	13.68	9.49

2006:
First Quarter (through March 6, 2006)	$17.69	$13.19

As of March 6, 2006, there were 96 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 10,000 beneficial owners.

Dividend Policy

We intend to retain future earnings to finance our growth and development and therefore do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2005, 2004, or 2003.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2005, we issued to two employees options to purchase an aggregate of 25,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $9.93 to $10.05 per share, which was the fair market value (as defined in our Incentive Stock Plan) of our common stock on the date the options were granted. All of the options were granted under our Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted. In January 2006, we issued to 232 employees (including four executive officers) options to purchase an aggregate of approximately 239,000 shares of common stock. Such options vest ratably in annual increments over a five-

year period and are exercisable at prices ranging from $15.54 to $16.58 per share, which was the fair market value (as defined in the Incentive Stock Plan) of the Company’s common stock on the date the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Income Data presented below for the years ended December 31, 2005, 2004 and 2003, and the Consolidated Balance Sheet Data as of December 31, 2005 and 2004, have been derived from our Consolidated Financial Statements included on pages F-1 through F-32 of this report, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The Consolidated Statement of Income Data presented below for the years ended December 31, 2002 and 2001, and the Consolidated Balance Sheet Data as of December 31, 2003, 2002, and 2001, have been derived from audited financial statements not included in this report. As of December 31, 2005, within our consolidated statements of income, we began reporting our revenues and expenses in a format more consistent with a format that is common in the broker-dealer industry. See Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Reclassifications. See also Note 16 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly unaudited financial information for fiscal years 2005, 2004 and 2003 presented in the reclassified format.

	YEAR ENDED DECEMBER 31
	2005	2004	2003	2002	2001
	(In thousands, except per share data and footnotes)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
Brokerage commissions and fees	$65,953	$56,506	$48,128	$36,348	$17,403

Interest income	24,490	6,358	3,054	2,352	1,964
Brokerage interest expense	(3,513)	(710)	—	—	—

Net interest income	20,977	5,648	3,054	2,352	1,964

Subscription fees	8,120	8,125	7,033	6,639	9,566
Other	1,949	1,989	2,258	3,414	12,819

Net revenues	96,999	72,268	60,473	48,753	41,752

Expenses:
Employee compensation and benefits	23,027	20,324	18,186	20,170	21,341
Clearing and execution	20,097	18,885	17,895	11,243	5,279
Data centers and communications	5,714	5,905	5,183	5,969	7,124
Advertising	3,830	2,737	1,325	2,659	1,069
Professional services	2,987	2,414	730	661	1,213
Occupancy and equipment	2,641	2,470	2,394	2,744	2,337
Depreciation and amortization	1,771	1,979	2,256	2,854	7,806
Impairment of goodwill and intangible assets	—	—	—	—	5,285
Other	4,415	2,741	1,611	685	7,535

Total expenses	64,482	57,455	49,580	46,985	58,989

(Continued)

	YEAR ENDED DECEMBER 31
	2005	2004	2003	2002	2001
	(In thousands, except per share data and footnotes)
CONSOLIDATED STATEMENT OF INCOME DATA:
Income (loss) before income taxes	32,517	14,813	10,893	1,768	(17,237)
Income tax provision (benefit)	11,451	119	(731)	4	4,668

Net income (loss)	$21,066	$14,694	$11,624	$1,764	$(21,905)

Earnings (loss) per share:
Basic	$0.49	$0.35	$0.29	$0.04	$(0.49)
Diluted	0.48	0.33	0.27	0.04	(0.49)

Dividends declared per share	—	—	—	—	—

Weighted average shares outstanding:
Basic	42,728	41,658	40,467	43,328	44,459
Diluted	44,177	44,317	43,390	43,386	44,459

	DECEMBER 31
	2005	2004	2003	2002	2001
	(In thousands, except footnotes)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (1)	$75,102	$32,111	$30,485	$16,060	$19,982
Cash segregated in compliance with federal regulations (2)	426,062	347,095	532	350	—
Receivables from brokers, dealers, clearing organizations and clearing agents	36,033	19,404	527	751	255
Receivables from brokerage customers, net	58,133	56,985	—	—	—
Deposits with clearing organizations and clearing agents	11,243	14,498	—	—	—
Total assets	615,134	479,676	38,001	22,618	26,821
Capital lease obligations (3)	—	8	194	1,382	1,407
Shareholders’ equity	82,521	49,325	29,746	12,393	17,458

(1)	Includes restricted cash of $1.7 million, $1.9 million, $2.2 million, $3.1 million, and $3.6 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. See Note 14 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash. On January 4, 2006, $9.5 million of the $75.1 million of cash and cash equivalents shown on the Company’s consolidated balance sheet as of December 31, 2005 was transferred to cash segregated in compliance with federal regulations. On January 4, 2005, the December 31, 2004 cash and cash equivalents of $32.1 million was increased by $4.0 million to $36.1 million. See Note 2 below.
(2)	On January 4, 2006, the $426.1 million of cash segregated in compliance with federal regulations as of December 31, 2005 was increased by $9.5 million to $435.6 million. On January 4, 2005, the December 31, 2004 cash segregated in compliance with federal regulations of $347.1 million was decreased by $4.0 million to $343.1 million.
(3)	Capital lease obligations are included in “Accrued expenses” in the Consolidated Balance Sheets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report and the Risk Factors set forth in Item 1A of this report.

Overview

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ National Market under the symbol “TRAD.” TradeStation Securities, Inc., an online broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two operating subsidiaries. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning, direct market access (DMA) electronic trading platform that enables traders to test and automate “rule-based” or “quantitative” trading strategies across multiple asset classes, namely, equities, equity options, futures and, expected later this year, foreign currencies (forex).

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the NYSE, NASD, SIPC, NFA, DTCC, OCC, AMEX, ARCX, BOX, CBOE, EUREX US, ISE, PCX and PHLX. TradeStation Securities’ business is also subject to the rules and requirements of the SEC, CFTC and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees), and interest derived from customer balances and margin lending to customers. Given the growth of customer accounts, customer account balances and the rise in interest rates over the past year, we now report interest income separately as a component of revenues. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. During the last four months of 2005, this threshold reduction decreased monthly brokerage commissions and fees by approximately $250,000 and monthly net income by approximately $155,000.

We recently launched two other strategic marketing initiatives (each effective December 1, 2005) designed mainly to accelerate growth in our futures business. The first initiative, designed to attract high-volume futures traders, was the change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the new pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). Also, our old price plan charged an all-in-one futures commission that included both exchange and brokerage fees. Under the new plan, these charges are unbundled, so that the customer pays the applicable exchange fees for the contracts traded, plus the tiered TradeStation fees applicable to that customer. This enables customers to see how much each exchange charges for trades, and to better understand and take advantage of reduced fees for exchange members. The second initiative was to further reduce the trading activity thresholds futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. During December 2005 these marketing initiatives decreased monthly brokerage commissions and fees by approximately $173,000 and monthly net income by approximately $107,000, but such impact is anticipated to increase as more futures customers transfer to the new price plan. The per month impact during the first quarter of 2006 (through February 2006) was decreased brokerage commissions and fees of approximately $301,000 and decreased net income of approximately $187,000. No assurances can be given that material offsetting benefits will be achieved for any of these new initiatives.

Prior to September 2004, all equities trades were cleared through Bear, Stearns Securities Corp. Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Self-clearing has provided substantial cost savings and efficiencies. TradeStation Securities continues to clear institutional account securities trades through Bear, Stearns Securities Corp. on a fully-disclosed basis. Futures trades are cleared through R.J. O’Brien & Associates, and forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, each on a fully-disclosed basis. Subsequent to July 15, 2005, forex trades have been cleared through Gain Capital Group, Inc. on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In connection with an extension of its futures clearing agreement (which was set to expire December 31, 2005) and the agreement with its new forex clearing agent, TradeStation Securities began receiving in July 2005 materially more favorable interest-sharing and clearing fee/deal-spread sharing arrangements. These benefits are not based on growth in trading volume or any other contingency.

As of December 31, 2005, TradeStation Securities had 23,973 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), an increase of 31% when compared to 18,245 accounts at the end of 2004. During the year ended December 31, 2005, TradeStation Securities’ brokerage customer account base averaged nearly 42,714 daily average revenue trades (often called “DARTs”), an increase of 28% when compared to 33,270 during 2004. The following table presents certain brokerage metrics and account information:

	For the Years Ended			% Change
	December 31,			2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Daily average revenue trades (DARTs)	42,714	33,270	22,851	28%	46%

Client Trading Activity – Per Account
Annualized trades	513	560	569	(8)%	(2)%
Annualized net revenue per account	$4,129	$4,109	$5,097	0%	(19)%

	As of December 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003
Client Account Information
Total brokerage accounts	23,973	18,245	12,329	31%	48%
Average assets per account – equities	$81,496	$97,548	$118,676	(16)%	(18)%
Average assets per account – futures	$19,196	$20,389	$22,296	(6)%	(9)%

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

Effective January 1, 2006, a brokerage account is defined as an account that either has a positive asset balance of at least $200 or has activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days. If this modified account definition had been applied as of December 31, 2005, our total brokerage accounts would have been 511 higher. Prior periods have not been and will not be restated to reflect the modification to the definition.

TradeStation Technologies, the company’s other operating subsidiary, owns all of our intellectual property. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee.

We also have a United Kingdom subsidiary, TradeStation Europe Limited, which is currently in its start-up phase. In February 2006, TradeStation Europe became authorized by the United Kingdom’s Financial Services Authority (“FSA”) to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may now solicit and introduce UK clients who are active, experienced traders to its US affiliate for equities, options, futures and forex account services. TradeStation Europe is now in the process of putting together what are known as “European Passport” filings for various countries in the European Union, pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Union. We do not anticipate revenues from TradeStation Europe’s operations until, at the earliest, later in 2006.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in this report – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Brokerage Commissions and Fees and Net Interest Income. Brokerage commissions and fees and net interest income are the key components of our results of operations and are comprised mainly of: (i) brokerage commissions and fees earned from securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation online trading platform; and (ii) net interest earned and paid from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents. Brokerage commission income and related clearing costs are recorded on a trade date basis as transactions occur. Platform fees are recorded on an accrual basis as monthly services are provided. Interest revenue and interest expense are recorded on an accrual basis as interest is earned or incurred.

Income Taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. As of December 31, 2005, we had no valuation allowance on our deferred income tax assets. In June 2004, we reversed approximately $8.4 million of the valuation allowance that was provided on our deferred income tax assets and, in December 2005, we reversed the remaining valuation allowance of $926,500. In the opinion of management, it was more likely than not that these benefits would be realized. The result of the approximately $8.4 million reversal was a reduction of $5.3 million to the 2004 income tax provision in the consolidated statement of income and a $3.1 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). The result of the $926,500 reversal was a reduction to the 2005 income tax provision recorded in the consolidated statement of income. The 2004 decision to reverse approximately $8.4 million of the valuation allowance was triggered by events which revised our expectations of the amount of future taxable income. These events included receipt of the final approval by the DTCC for TradeStation Securities to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations at the end of the 2004 second quarter. The 2005 decision to reverse the remaining portion of the valuation allowance was triggered by our continued profitability and the accelerated growth of our income before income taxes during the last four years, as well as the expectation that we will continue to have income before income taxes in future years. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. See Note 4 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 14 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals, if any, for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements, as necessary. The ultimate outcome of such potential claims may be substantially different than our estimates. During 2005, we recorded approximately $300,000 of expenses primarily as a result of the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods. During 2004, we reversed $569,000 of our accruals ($500,000 of accrued settlements and $69,000 of accrued legal fees) related to a third-party claim which had been inactive for over one year (and has remained inactive). During 2003, we reduced our accruals by $301,000 as a result of the favorable resolution or reassessment of various claims. See “Expenses – Other” in both “Years Ended December 31, 2005 and 2004” and “Years Ended December 31, 2004 and 2003.” We have not created any uninsured loss reserves for any of the lawsuits or arbitrations described in Item 3 – Legal Proceedings, or to which the company is otherwise subject.

Results of Operations

For the three years ended December 31, 2005, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. As a result, our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce the majority of our revenues for the foreseeable future. For the years ended December 31, 2005, 2004 and 2003, the brokerage services segment accounted for approximately 89%, 86% and 85%, respectively, of our total consolidated net revenues.

As of December 31, 2005, within our consolidated statements of income, we began reporting our revenues and expenses in a format more consistent with a format that is common in the broker-dealer industry. Revenues now include a presentation of all interest income, reduced by brokerage interest expense. Expenses previously classified as clearing and execution costs, data center costs, technology development, sales and marketing, and general and administrative are now presented in the accompanying consolidated statements of income based upon major type of expenses (see table below). Prior year amounts have been reclassified to conform to the current year presentation. See Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF

SIGNIFICANT ACCOUNTING POLICIES – Reclassifications. See also Note 16 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION, for our quarterly unaudited consolidated statements of income presented under the reclassified format for fiscal years 2005, 2004 and 2003. The following table summarizes our consolidated statements of income data (using the reclassified format) and presentation of that data as a percentage of change from period to period:

	For the Years Ended			% Change
	Year Ended December 31,			2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$65,953	$56,506	$48,128	17	17

Interest income	24,490	6,358	3,054	285	108
Brokerage interest expense	(3,513)	(710)	—	395	n.m.

Net interest income	20,977	5,648	3,054	271	85

Subscription fees	8,120	8,125	7,033	(0)	16
Other	1,949	1,989	2,258	(2)	(12)

Net revenues	96,999	72,268	60,473	34	20

Expenses:
Employee compensation and benefits	23,027	20,324	18,186	13	12
Clearing and execution	20,097	18,885	17,895	6	6
Data centers and communications	5,714	5,905	5,183	(3)	14
Advertising	3,830	2,737	1,325	40	107
Professional services	2,987	2,414	730	24	231
Occupancy and equipment	2,641	2,470	2,394	7	3
Depreciation and amortization	1,771	1,979	2,256	(11)	(12)
Other	4,415	2,741	1,611	61	70

Total expenses	64,482	57,455	49,580	12	16

Income before income taxes	32,517	14,813	10,893	120	36

Income tax provision (benefit)	11,451	119	(731)	n.m.	(116)

Net income	$21,066	$14,694	$11,624	43	26

Years Ended December 31, 2005 and 2004

Net revenues were $97.0 million for the year ended December 31, 2005, as compared to $72.3 million for the year ended December 31, 2004, an increase of $24.7 million, or 34%, due to increases in net interest income of $15.3 million, or 271%, and increases in brokerage commissions and fees of approximately $9.5 million, or 17%, partially offset by slight decreases in subscription fees and other revenues.

Income before income taxes was $32.5 million (34% of net revenues) for the year ended December 31, 2005, as compared to $14.8 million (20% of net revenues) for the year ended December 31, 2004, an increase of $17.7 million, or 120%. This improvement was due primarily to increased net revenues (primarily net interest income and brokerage commissions and fees) and improved margins related to the self-clearing of equities and options, partially offset by increases in employee compensation and benefits, advertising, professional services and other expenses.

During the year ended December 31, 2005, we recorded an income tax provision of $11.5 million as compared to approximately $119,000 for the year ended December 31, 2004. In 2005,

our effective income tax rate of 38% was partially offset by the reversal of the remaining $926,500 of our valuation allowance on our deferred income tax assets. In 2004, our effective income tax rate of approximately 38% was mostly offset by the reversal of a significant portion of our valuation allowance on our deferred income tax assets. Given that in 2005 our effective income tax rate was approximately 35.2%, as compared to an effective rate of less than 1% in 2004, we believe that income before income taxes is a more meaningful year-over-year comparison. See “Income Taxes” below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the year ended December 31, 2005, brokerage commissions and fees were approximately $66.0 million, as compared to $56.5 million for the year ended December 31, 2004. This approximate $9.5 million, or 17%, increase was due primarily to brokerage customer account growth and the related increase in trading activity. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. During the last four months of 2005, this threshold reduction decreased monthly revenues by approximately $250,000 and monthly net income by approximately $155,000. Additionally, we recently launched two other strategic marketing initiatives (each effective December 1, 2005) designed mainly to accelerate growth in our futures business. The first initiative, designed to attract high-volume futures traders, was the change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the new pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). Also, our old price plan charged an all-in-one futures commission that included both exchange and brokerage fees. Under the new plan, these charges are unbundled, so that the customer pays the applicable exchange fees for the contracts traded, plus the tiered TradeStation fees applicable to that customer. This enables customers to see how much each exchange charges for trades, and to better understand and take advantage of reduced fees for exchange members. The second initiative was to further reduce the trading activity thresholds futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. During December 2005 these marketing initiatives decreased monthly brokerage commissions and fees by approximately $173,000 and monthly net income by approximately $107,000, but such impact is anticipated to increase as more futures customers transfer to the new price plan. The per month impact during the first quarter of 2006 (through February 2006) was decreased brokerage commissions and fees of approximately $301,000 and decreased net income of approximately $187,000. No assurances can be given that material offsetting benefits will be achieved for any of these new initiatives.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents. For the year ended

December 31, 2005, interest income was $24.5 million as compared to $6.4 million for the year ended December 31, 2004. This $18.1 million, or 285%, increase was due primarily to the self-clearing of equities for our active trader client base (which commenced in September 2004), account growth and increased interest rates. During 2005, the federal funds target rate of interest was increased by 25 basis points eight times, from 2.25% to 4.25% (and then to 4.50% in January 2006). These increases resulted in increases in the amounts we earned on our client’s cash account balances (net of the amount, if any, of interest paid to the clients on such balances). Also, during 2005 we increased the base margin debit interest rate that we charge our customers from 6.375% in January 2005 to 8.125% by August 2005. Interest income may continue to increase as a result of the recent, and any future, increases in the federal funds target rate in 2006, subject to any decisions we may make to provide more favorable debit or credit rates to our customers, and will likely decrease if the target rate is lowered.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, is included in Expenses – Other Expenses below. For the year ended December 31, 2005, brokerage interest expense was $3.5 million, as compared to $710,000 for the year ended December 31, 2004. This $2.8 million, or 395%, increase was due primarily to a full year of brokerage interest expense related to the self-clearing of equities (which commenced in September 2004), account growth and increased interest rates. During 2005, the average credit annual interest rate paid to our customers was approximately 1.00%, as compared to 0.75% during 2004. As of December 31, 2005 and through the date of this report, our equities customers earn interest at the rate of 1.125% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth and mix of growth of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees – Subscription fees are primarily comprised of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers. Subscription fees were approximately $8.1 million during both the year ended December 31, 2005 and 2004. Subscription services have not been actively marketed since December 2000.

Other – Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products and, to a lesser extent, fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform, direct sales of our legacy customer software products and revenues from user conferences that highlights strategy testing. Other revenues were approximately $1.9 million for the year ended December 31, 2005, as compared to approximately $2.0 million for the year ended December 31, 2004, a decrease of $40,000, or 2%. This decrease was due primarily to lower royalties of $140,000, partially offset by increases in fees earned from training workshops and a user conference. The expected decrease in royalties is the result of not having marketed legacy customer software products since May 2000 and not having offered those products domestically since September 2001. Other revenues are expected to continue to decrease in 2006 due to our expectation that royalties will continue to decrease and our decision not to hold a user conference in 2006 (the 2005 user conference contributed $312,000 of revenue to 2005).

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions and bonuses (and, beginning in 2006, stock-based compensation) and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $23.0 million for the year ended December 31, 2005, as compared to $20.3 million for the year ended December 31, 2004, an increase of $2.7 million, or 13%. This increase was due primarily to increased wages to employees and commissions paid to sales representatives, and a higher number of employees in 2005. During the year ended December 31, 2005, there was an average of 263 full-time equivalent employees as compared to 247 full-time equivalent employees during the year ended December 31, 2004. Employee compensation and benefits expenses are anticipated to increase during 2006 due to annual merit increases, stock-based compensation expense and planned additions to employee headcount to support our anticipated growth of our business, including TradeStation Europe’s operations and the planned opening of a sales office in Chicago. For further discussion of stock-based compensation expense, see Recently Issued Accounting Pronouncements below.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including, fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $20.1 million for the year ended December 31, 2005, as compared to $18.9 million for the year ended December 31, 2004, an increase of $1.2 million or 6%. Clearing and execution costs as a percentage of brokerage commissions and fees improved to 30% during 2005, as compared to 33% during 2004. This improvement in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to the benefits received from self-clearing of equities trades for our active trader client base during all of 2005, as compared to only the last four months of 2004, and reduced clearing fee rates for futures, partially offset by a change in mix to a higher percentage of lower-margin trades.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $5.7 million for the year ended December 31, 2005, as compared to $5.9 million for the year ended December 31, 2004, a decrease of $191,000, or 3%. This decrease is due primarily to $308,000 of lower rent and bandwidth charges at our server farms, and $284,000 of lower data distribution and exchange fees, partially offset by $388,000 of increased circuits to connect our data farms to data providers and electronic marketplaces.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits, including postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the year ended December 31, 2005 were $3.8 million, as compared to $2.7 million for the year ended December 31, 2004, an increase of $1.1 million, or 40%, due primarily to increased media placement during 2005. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to lower futures commissions and the trade activity thresholds that need to be met for a brokerage customer’s monthly platform fee to be waived, may, depending on their success (or lack of success), have a material impact on our results of operations.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were $3.0 million for the year ended December 31, 2005, as compared to $2.4 million for the year ended December 31, 2004, an increase of $573,000, or 24%, due primarily to increased legal fees.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $2.6 million for the year ended December 31, 2005, as compared to $2.5 million for the year ended December 31, 2004, an increase of $171,000, or 7%, due primarily to increased rent and related operating expenses.

Depreciation and Amortization – Depreciation and amortization expenses consists primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets. Depreciation and amortization expenses were $1.8 million for the year ended December 31, 2005, as compared to $2.0 million for the year ended December 31, 2004, a decrease of $208,000, or 11%. This decrease was due primarily to lower depreciation of fixed assets and amortization of intangible assets.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to our users conference and training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $4.4 million for the year ended December 31, 2005, as compared to $2.7 million for the year ended December 31, 2004, an increase of $1.7 million, or 61%. This increase was due primarily to a $670,000 increase in expenses (other than legal fees) related to dispute resolutions, increased customer debits and errors of $236,000, increased taxes - other than income taxes of $235,000, increased insurance of $229,000, increased exchange memberships of $134,000, increased bank charges of $99,000, and net increases in other expenses of $71,000. The increase in expenses related to dispute resolutions was due primarily to a 2004 reversal of an uninsured loss provision of $500,000 for a third party-claim which was inactive for over one year (and has remained inactive) and an increase of $170,000 in dispute resolution expenses (other than legal fees) during the year ended December 31, 2005. The increases in insurance, exchange memberships and bank charges are all related to having in 2005, as compared to 2004, a full year of self-clearing operations for our active trader client base. The increase in taxes - other than income taxes was due primarily to a 2004 reduction in expenses related to a favorable outcome of an audit of prior years’ state sales taxes.

Years Ended December 31, 2004 and 2003

Net revenues were $72.3 million for the year ended December 31, 2004, as compared to $60.5 million for the year ended December 31, 2003, an increase of $11.8 million, or 20%, due to increases in brokerage commissions and fees of $8.4 million, or 17%, increases in net interest income of $2.6 million, or 85%, and increases in subscription fees of $1.1 million, or 16%, partially offset by a decrease in other revenues of $269,000.

Income before income taxes was $14.8 million (20% of net revenues) for the year ended December 31, 2004, as compared to $10.9 million (18% of net revenues) for the year ended December 31, 2003, an increase of $3.9 million, or 36%. This improvement was due primarily to increased net revenues (primarily brokerage commissions and fees and net interest income) and improved margins related to the self-clearing of equities for our active trader client base (which commenced in September 2004), partially offset by increases in employee compensation and benefits, professional services, advertising, data centers and communications and other expenses.

During the year ended December 31, 2004, we recorded an income tax provision of approximately $119,000 as compared to an income tax benefit of $731,000 that was recorded for the year ended December 31, 2003. In 2004, our effective income tax rate of approximately 38% was mostly offset by the reversal of a significant portion of our valuation allowance on our deferred income tax assets. In 2003, the net income tax benefit was associated mainly with income tax refunds. See “Income Taxes” below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees were approximately $56.5 million for the year ended December 31, 2004, as compared to $48.1 million for the year ended December 31, 2003. This $8.4 million, or 17%, increase was due primarily to increased trading activity and platform fees related to brokerage customer account growth, partially offset by a decrease in our commission pricing effective November 1, 2003.

Interest Income – Interest income was $6.4 million for the year ended December 31, 2004, as compared to $3.1 million for the year ended December 31, 2003. This $3.3 million, or 108%, increase was due primarily to increased interest income related to our self-clearing of equities trades for our active trader client base, which commenced in September 2004.

Brokerage Interest Expense – Brokerage interest expense was $710,000 during the year ended December 31, 2004. We incurred no brokerage interest expense prior to the September 2004 commencement of self-clearing operations for our active trader client base.

Subscription Fees – Subscription fees were approximately $8.1 million during the year ended December 31, 2004, as compared to $7.0 million during the year ended December 31, 2003, an increase of $1.1 million, or 16%, as a result of price increases to certain groups of subscribers during September 2003 and May 2004, partially offset by a decrease in the number of subscribers. Subscription services have not been actively marketed since December 2000.

Other – Other revenues were $2.0 million for the year ended December 31, 2004, as compared to $2.3 million for the year ended December 31, 2003, a decrease of $269,000, or 12%. This decrease was comprised of decreased royalties of $310,000 and decreased licensing fees and other revenues of $242,000, partially offset by $283,000 of revenue earned from our 2004 user conference (there was no user conference held in 2003). The expected decrease in royalties and licensing fees is the result of not having marketed legacy customer software products since May 2000 and not having offered those products domestically since September 2001.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $20.3 million for the year ended December 31, 2004, as compared to $18.2 million for the year ended December 31, 2003, an increase of $2.1 million, or 12%. This increase was due primarily to increased wages to employees and a higher number of employees in 2004. During the year ended December 31, 2004, there was an average of 247 full-time equivalent employees as compared to 230 full-time equivalent employees during the year ended December 31, 2003.

Clearing and Execution – Clearing and execution expenses were approximately $18.9 million for the year ended December 31, 2004, as compared to $17.9 million for the year ended December 31, 2003, an increase of $990,000, or 6%. Clearing and execution expenses as a percentage of brokerage commissions and fees improved to 33% during 2004, as compared to 37% during 2003. This improvement in clearing and execution expenses as a percentage of brokerage commissions and fees was due primarily to the benefits received from the self-clearing of equities trades for our active trader client base during the last four months of 2004.

Data Centers and Communications – Data centers and communications expenses were $5.9 million for the year ended December 31, 2004, as compared to $5.2 million for the year ended December 31, 2003, an increase of $722,000, or 14%. This increase was due primarily to increased rent and data communication charges at our facilities of $1.4 million, partially offset by lower data distribution and exchange fees of $744,000. The decrease in data distribution and exchange fees resulted primarily from the change of our receipt of market data directly from the exchanges (which began during the 2003 fourth quarter), as opposed to using a data redistribution vendor to whom we paid monthly fees, partially offset by approximately $208,000 of credits received during 2003 from our main data redistribution vendor.

Advertising – Advertising expenses were $2.7 million for the year ended December 31, 2004, as compared to $1.3 million for the year ended December 31, 2003, an increase of $1.4 million, or 107%, due primarily to increased media placement (primarily television advertising) during 2004.

Professional Services – Professional services expenses were $2.4 million for the year ended December 31, 2004, as compared to $730,000 for the year ended December 31, 2003, an increase of $1.7 million, or 231%, due primarily to increased legal fees of $1.1 million, primarily related to ongoing dispute-resolution proceedings, including litigation and arbitration, and increased accounting fees of $601,000 related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Occupancy and Equipment – Occupancy and equipment expenses were $2.5 million for the year ended December 31, 2004, as compared to $2.4 million for the year ended December 31, 2003, an increase of $76,000, or 3%, due primarily to increased rent and related operating expenses.

Depreciation and Amortization – Depreciation and amortization expenses were $2.0 million for the year ended December 31, 2004, as compared to $2.3 million for the year ended December 31, 2003, a decrease of $277,000, or 12%. This decrease was due primarily to lower amortization of intangible assets and depreciation of fixed assets.

Other – Other expenses were $2.7 million for the year ended December 31, 2004, as compared to $1.6 million for the year ended December 31, 2003, an increase of $1.1 million, or 70%. This increase was due primarily to increased insurance of $420,000, increased regulatory fees of $337,000, increased costs of $282,000 from our user conference in 2004 (no user conference was held in 2003), increased supplies and postage of $197,000, increased travel and entertainment of $97,000, and net increases in other expenses of $219,000, partially offset by decreased expenses related to taxes - other than income taxes of $253,000 and decreased dispute-

resolution costs (other than legal fees) of $169,000. The increase in insurance was due to increased directors and officers insurance and, to a lesser extent, insurance related to self-clearing operations, which commenced in September 2004. The decrease in taxes—other than income taxes was due primarily to a 2004 reduction in expenses related to a favorable outcome of an audit of prior years’ state sales taxes. The decrease in dispute-resolution costs (other than legal fees) was due primarily to the 2004 reversal of an uninsured loss provision of $500,000 for a third party-claim which was inactive for over one year (and has remained inactive), as compared with the 2003 reversal of approximately $301,000 as a result of the favorable resolution or reassessment of various claims.

Income Taxes

During the year ended December 31, 2005, we recorded an income tax provision of $11.5 million as compared to approximately $119,000 for the year ended December 31, 2004. In 2005, our effective income tax rate of 38% was partially offset by the reversal of the remaining $926,500 of our valuation allowance on our deferred income tax assets. In 2004, our effective income tax rate of approximately 38% was mostly offset by the reversal of a significant portion of our valuation allowance on our deferred income tax assets.

In June 2004, we reversed approximately $8.4 million of the valuation allowance that was provided on our deferred income tax assets and, in December 2005, reversed the remaining valuation allowance of $926,500. In the opinion of management, it was more likely than not that these benefits would be realized. In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. The result of the approximately $8.4 million reversal was a reduction of $5.3 million to the 2004 income tax provision in the consolidated statement of income and a $3.1 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). The result of the $926,500 reversal was a reduction to the 2005 income tax provision recorded in the consolidated statement of income. The 2004 decision to reverse approximately $8.4 million of the valuation allowance was triggered by events which revised our expectations of the amount of future taxable income. These events included receipt of the final approval by the DTCC for TradeStation Securities to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations. The 2005 decision to reverse the remaining $926,500 of the valuation allowance was triggered by our continued profitability and the accelerated growth of our income before income taxes during the last four years, as well as the expectation that we will continue to have income before income taxes in future years. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

As of December 31, 2005, for financial reporting purposes, we had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $3.0 million and $124,000, respectively (expiring between 2010 and 2019). These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

During the year ended December 31, 2003, we recorded a net income tax benefit of $731,000 consisting of refunds related to prior year federal income tax returns and state income tax refunds received during 2003 for the overpayment of a prior year’s income tax, partially offset by an increase to the valuation allowance that was established for the estimated amount due under the 2003 alternative minimum tax calculation. Other than the increase to the valuation allowance for the estimated amount due under the 2003 alternative minimum tax calculation, the income tax expense associated with net operating income generated during the year ended December 31, 2003 was totally offset by a reduction to the previously established valuation allowance, including the net operating loss carryforwards.

In December 2005, a letter from the Internal Revenue Service was received notifying us that the audit of our federal income tax return for the year ended December 31, 2003 had been completed with no change to the amount of income tax due.

See Note 10 of Notes to Consolidated Financial Statements – INCOME TAXES.

Variability of Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations are likely to result in volatility in the price of our common stock. See Item 1A. Risk Factors, and Note 16 of Notes to Consolidated Financial Statements – UNAUDITED QUARTERLY FINANCIAL INFORMATION.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of approximately $75.1 million, of which $1.7 million was restricted, supporting a facility lease. On January 4, 2006, as a result of TradeStation Securities’ December 31, 2005 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $9.5 million of the $75.1 million was transferred to cash segregated in compliance with federal regulations.

As of December 31, 2005, TradeStation Securities had: $426.1 million of cash segregated in compliance with federal regulations, in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; net receivables from brokerage customers of $58.1 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $36.0 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $523.9 million at December 31, 2005. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future. Additionally, TradeStation Securities has available to it a revolving credit facility which provides for borrowings up to $10 million for short-term working capital needs and which needs to be fully pre-paid at least five times per calendar month. To date, there have been no borrowings under this revolving credit facility. See Note 14 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Line of Credit and Guarantee.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17).

TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At December 31, 2005, TradeStation Securities had net capital of approximately $35.3 million (36.6% of aggregate debit items), which was approximately $33.4 million in excess of its required net capital of approximately $1.9 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, clearing agent and other cash deposit requirements which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of December 31, 2005, we had interest-bearing security deposits and short-term treasury bills totaling $11.2 million with clearing organizations and clearing agents for the self-clearing of equities and standardized equity option trades.

As of December 31, 2005, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations (net of subleases) and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) is as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$13,989,426	$2,547,593	$5,983,839	$4,070,708	$1,387,286
Purchase obligations	2,376,405	1,866,973	509,432	—	—

Total	$16,365,831	$4,414,566	$6,493,271	$4,070,708	$1,387,286

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of up to $2.1 million in 2006 (primarily for the purchase of computer hardware and software to support the growth of our data server farms and back-office systems to support our business). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Cash provided by operating activities totaled approximately $37.9 million, $515,000 and $13.3 million during the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, net cash provided by operating activities of $37.9 million came primarily from net income as adjusted for non-cash items and timing differences related to funding cash segregated in compliance with federal regulations ($9.5 million transferred from cash to cash segregated in compliance with federal regulations on January 4, 2006, as opposed to $4.0 million transferred to cash and cash equivalents on January 4, 2005). Reduced deposits with clearing organizations, increased amounts due to brokerage customers (net of changes in other self-clearing assets and liabilities excluding deposits with clearing organizations) and increased accounts payable and accrued expenses also contributed to net cash provided by operating activities during 2005. During 2004, net cash provided by operating activities came primarily from net income, as adjusted for non-cash items, partially offset by net cash outflows associated with the commencement of self-clearing operations during September 2004, including $14.5 million of deposits paid to clearing organizations. During 2003, net cash provided by operating activities came primarily from net income, as adjusted for non-cash items, partially offset by a decrease in accrued expenses.

Investing activities used cash of $1.5 million, provided cash of $450,000, and used cash of $2.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, investing activities used cash of $1.5 million primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms) of $1.9 million, partially offset by $148,000 of proceeds from an exchange membership transaction and a $239,000 decrease in restricted cash. During 2004, investing activities provided cash of $450,000 due to $2.0 million of proceeds from the maturity of marketable securities and a $239,000 decrease in restricted cash, partially offset by capital expenditures of $1.4 million (mostly computer hardware and software for our data server farms and our back-office systems to support the growth of our business) and $415,000 paid for the acquisition of exchange membership seats. During 2003, investing activities used cash of $2.4 million mainly for the purchase of marketable securities of $2.0 million and capital expenditures of $1.3 million (mostly computer hardware and software to support the growth of our business operations), partially offset by a decrease in restricted cash of $927,000.

Financing activities provided cash of $6.8 million, $900,000 and $4.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plan, and purchases under our employee stock purchase plan, provided cash of $6.8 million, $1.1 million and $5.7 million during 2005, 2004 and 2003, respectively.

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

Repayments of capital lease obligations were $3,000, $186,000 and $1.2 million during 2005, 2004 and 2003, respectively.

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

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on accounting for, and reporting of, accounting changes and error corrections. It requires a voluntary change in accounting principle to be applied retrospectively to all prior periods’ financial statements as if the principle had always been applied. Previously, voluntary changes in accounting principles were required to be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We presently have no plans to adopt a voluntary change in accounting principle, and are not aware of any errors in our financial statements that would require correction; therefore, we believe that the adoption of SFAS No. 154 in the first quarter of 2006 will not have an effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. We plan to adopt SFAS No. 123(R) in the first quarter of 2006 using the modified-prospective method. Under the modified-prospective method of adoption, compensation cost is recognized for all stock based awards issued after the effective date and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., unvested awards). Prior to 2006, as permitted by SFAS No. 123, we have accounted for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25 and, therefore, have recognized no compensation cost for employee stock options, as options granted under our plans have had an exercise price equal to the fair value of the underlying common stock on the date of grant. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Stock-Based Compensation. For the year ending December 31, 2006, it is currently estimated that the impact of adoption of SFAS No. 123(R) will be an increase of approximately $1.8 million to employee compensation and benefits (approximately $1.1 million, net of income taxes). Future estimates and actual impact will depend on the levels of share-based payments made by the company in future periods. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized as a result of tax deductions in excess of recognized compensation costs during the years ended December 31, 2005 and 2004 was approximately $5.3 million and $3.8 million, respectively. In 2003, we had a full valuation allowance on our deferred income tax assets, and, therefore, no amount was recognized for such excess tax deductions.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $426.1 million at December 31, 2005. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $523.9 million at December 31, 2005, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. We estimate that, based upon our brokerage customer balances at December 31, 2005, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $37,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities. As of December 31, 2005, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. Any increase or decrease in interest rates will not have a material impact on our interest earned on our corporate cash balances or security deposits.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firm set forth on pages F-1 through F-32 are filed as part of this report and incorporated herein by reference.

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

See pages F-2 through F-4 of the Consolidated Financial Statements for Management’s Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm, each of which are filed as part of this report and incorporated herein by reference.

There have been no changes in the company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005 (“2006 Proxy Statement”).

We have a Code of Ethics and Business Conduct that applies to all directors, officers and employees, including our principal executive officers, our principal financial and accounting officer, and our corporate controller. You can find our Code of Ethics and Business Conduct in the “Investor Relations” section of www.tradestation.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of the SEC or any other regulatory agency, on that Web site.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from our 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from our 2006 Proxy Statement.

Equity Compensation Plan Information

The following sets forth information as of December 31, 2005 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,123,565	(1)	$5.19	825,522	(2)
Equity compensation plans not approved by security holders	—		—	—
Total (1)	3,123,565		$5.19	825,522

(1)	Includes outstanding options to purchase 4,848 shares of common stock at a weighted-average exercise price of $8.06 assumed in the 1999 acquisition of Window On Wall Street and options to purchase 101,243 shares of common stock at a weighted-average exercise price of $6.87 assumed in the 2000 acquisition of TradeStation Securities.

(2)	Includes 455,677, 116,000, and 253,845 shares of common stock available for issuance under the Incentive Stock Plan, Nonemployee Director Stock Option Plan and Employee Stock Purchase Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item is incorporated by reference from our 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item is incorporated by reference from our 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements. The Financial Statements and notes thereto and the reports of the independent registered public accounting firm thereon set forth on pages F-1 through F-32 herein are filed as part of this report and incorporated herein by reference.

2.	Financial Statement Schedules. The Financial Statement Schedule and the report of the independent registered public accounting firm thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

3.	Exhibits.

Exhibit Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (filed herewith) #

10.5	TradeStation Group, Inc. Incentive Stock Plan ***#

10.6	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.7	Form of Indemnification Agreement +

10.8	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.9	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.10	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.11	Sublease Agreement, dated January 6, 2004, between TradeStation Securities, Inc. and JVB Financial, Inc. (incorporated by reference to Exhibit 10.10 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.12	Form of Non-Competition and Non-Disclosure Agreement*

10.13	Form of Non-Competition Agreement +

10.14	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.15	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.16	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Report on Form 10-Q for the quarter ended June 30, 2003)

10.17	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.18	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.19	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.24 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.20	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.21	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman, Marc J. Stone, and Joseph Nikolson (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.22	Loan Agreement, dated June 16, 2005, by and between TradeStation Securities, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.23	Promissory Note, dated June 16, 2005, executed by TradeStation Securities, Inc. in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.24	Unconditional Guaranty, dated June 16, 2005, executed by TradeStation Group, Inc. in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.3 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, with respect to TradeStation Group, Inc.’s consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting (filed herewith)

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.

**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2006	TradeStation Group, Inc.

	By:	/s/ William R. Cruz
William R. Cruz
Co-Chairman of the Board of Directors and
Co-Chief Executive Officer

	By:	/s/ Ralph L. Cruz
Ralph L. Cruz
Co-Chairman of the Board of Directors and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William R. Cruz William R. Cruz	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 13, 2006

/s/ Ralph L. Cruz Ralph L. Cruz	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 13, 2006

/s/ Salomon Sredni Salomon Sredni	Chief Operating Officer, President and Director (Principal Operating Officer)	March 13, 2006

/s/ David H. Fleischman David H. Fleischman	Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)	March 13, 2006

/s/ Denise E. Dickins Denise E. Dickins	Director	March 13, 2006

/s/ Michael W. Fipps Michael W. Fipps	Director	March 13, 2006

/s/ Stephen C. Richards Stephen C. Richards	Director	March 13, 2006

/s/ Charles F. Wright Charles F. Wright	Director	March 13, 2006

TRADESTATION GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of TradeStation Group, Inc. and its subsidiaries (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment, at the reasonable assurance level, of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based upon the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment in accordance with the criteria in Internal Control-Integrated Framework issued by COSO, our management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in these financial statements.

February 7, 2006

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
Chief Financial Officer,
Vice President of Finance and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that TradeStation Group, Inc. and subsidiaries (collectively, “TradeStation Group”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TradeStation Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TradeStation Group maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TradeStation Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TradeStation Group as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida,

February 7, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida,

February 7, 2006.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS:

Cash and cash equivalents, including restricted cash of $1,672,497 and $1,911,426 at December 31, 2005 and 2004, respectively	$75,101,842	$32,111,235
Cash segregated in compliance with federal regulations	426,061,999	347,094,597
Receivables from brokers, dealers, clearing organizations and clearing agents	36,033,229	19,404,102
Receivables from brokerage customers, net	58,132,743	56,984,622
Property and equipment, net	3,212,019	3,075,186
Deferred income taxes, net	2,150,218	3,811,716
Deposits with clearing organizations and clearing agents	11,243,184	14,498,375
Other assets	3,198,711	2,695,996

Total assets	$615,133,945	$479,675,829

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$789,824	$3,089,950
Payables to brokerage customers	523,895,972	420,709,173
Accounts payable	2,416,272	2,204,845
Accrued expenses	5,511,153	4,346,621

Total liabilities	532,613,221	430,350,589

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 44,179,936 and 41,857,654 issued and outstanding at December 31, 2005 and 2004, respectively	441,799	418,577
Additional paid-in capital	67,524,908	55,421,283
Retained earnings (accumulated deficit)	14,550,950	(6,514,620)
Accumulated other comprehensive income	3,067	—

Total shareholders’ equity	82,520,724	49,325,240

Total liabilities and shareholders’ equity	$615,133,945	$479,675,829

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
REVENUES:
Brokerage commissions and fees	$65,953,165	$56,505,854	$48,127,612

Interest income	24,489,696	6,357,973	3,054,012
Brokerage interest expense	3,512,606	710,047	—

Net interest income	20,977,090	5,647,926	3,054,012

Subscription fees	8,120,296	8,124,944	7,033,557
Other	1,948,418	1,989,194	2,257,826

Net revenues	96,998,969	72,267,918	60,473,007

EXPENSES:
Employee compensation and benefits	23,027,397	20,323,877	18,185,981
Clearing and execution	20,096,813	18,884,635	17,894,711
Data centers and communications	5,713,811	5,905,127	5,183,439
Advertising	3,829,972	2,736,983	1,324,704
Professional services	2,987,593	2,414,201	729,678
Occupancy and equipment	2,641,146	2,470,038	2,393,857
Depreciation and amortization	1,770,930	1,979,456	2,256,250
Other	4,414,641	2,740,809	1,610,969

Total expenses	64,482,303	57,455,126	49,579,589

Income before income taxes	32,516,666	14,812,792	10,893,418

INCOME TAX PROVISION (BENEFIT)	11,451,096	118,344	(730,821)

Net income	$21,065,570	$14,694,448	$11,624,239

EARNINGS PER SHARE:
Basic	$0.49	$0.35	$0.29

Diluted	$0.48	$0.33	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,728,461	41,657,981	40,467,309

Diluted	44,176,690	44,316,867	43,390,208

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp- rehensive Income (Loss)	Total
		Shares	Amount
BALANCE, December 31, 2002	—	39,588,881	$395,889	$44,866,130	$(32,833,307)	$(35,400)	$12,393,312

Issuance of common stock from exercise of stock options, warrants and purchase plan	—	1,857,555	18,575	5,674,500	—	—	5,693,075
Unrealized holding losses on available-for-sale securities	—	—	—	—	—	(19,423)	(19,423)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	—	54,823	54,823
Net income	—	—	—	—	11,624,239	—	11,624,239

BALANCE, December 31, 2003	—	41,446,436	414,464	50,540,630	(21,209,068)	—	29,746,026

Issuance of common stock from exercise of stock options, warrants and purchase plan	—	411,218	4,113	1,082,519	—	—	1,086,632
Tax benefit of stock option exercises	—	—	—	3,798,134	—	—	3,798,134
Net income	—	—	—	—	14,694,448	—	14,694,448

BALANCE, December 31, 2004	—	41,857,654	418,577	55,421,283	(6,514,620)	—	49,325,240

Issuance of common stock from exercise of stock options and purchase plan	—	2,322,282	23,222	6,822,861	—	—	6,846,083
Tax benefit of stock option exercises	—	—	—	5,280,764	—	—	5,280,764
Foreign currency translation	—	—	—	—	—	3,067	3,067
Net income	—	—	—	—	21,065,570	—	21,065,570

BALANCE, December 31, 2005	—	44,179,936	$441,799	$67,524,908	$14,550,950	$3,067	$82,520,724

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,065,570	$14,694,448	$11,624,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,770,930	1,979,456	2,256,250
Tax benefit on exercise of stock options	5,280,764	3,798,134	—
Deferred income tax provision (benefit)	689,782	(148,461)	—
Gain on exchange membership transaction	(123,320)	—	—
Loss on sale of marketable securities	—	—	54,823
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(78,967,402)	(346,562,324)	(182,617)
Receivables from brokers, dealers, clearing organizations and clearing agents	(16,629,127)	(18,877,270)	224,388
Receivables from brokerage customers	(1,148,121)	(56,984,622)	—
Deposits with clearing organizations and clearing agents	3,255,191	(14,498,375)	—
Other assets	(530,493)	(5,303,723)	64,710
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(2,300,126)	2,531,170	109,725
Payables to brokerage customers	103,186,799	420,190,474	74,507
Accounts payable	211,427	157,513	99,730
Accrued expenses	2,139,301	(461,732)	(1,065,656)

Net cash provided by operating activities	37,901,175	514,688	13,260,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,904,985)	(1,370,891)	(1,334,690)
Decrease in restricted cash	238,929	238,928	927,280
Proceeds from exchange membership transaction	148,320	—	—
Purchases of marketable securities	—	—	(1,997,060)
Proceeds from sale/maturity of marketable securities	—	1,997,060	46,577
Acquisition of exchange memberships	—	(415,000)	(55,000)

Net cash (used in) provided by investing activities	(1,517,736)	450,097	(2,412,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,846,083	1,086,632	5,693,075
Repayment of capital lease obligations	(3,053)	(186,483)	(1,188,262)

Net cash provided by financing activities	6,843,030	900,149	4,504,813

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3,067	—	—

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	43,229,536	1,864,934	15,352,019

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of year	30,199,809	28,334,875	12,982,856

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of year	$73,429,345	$30,199,809	$28,334,875

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,512,776	$718,536	$72,293

Cash paid (received) for income taxes, net	$3,963,868	$108,960	$(745,374)

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ National Market under the symbol “TRAD.” TradeStation Securities, Inc., an online securities broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are the Company’s two operating subsidiaries. The Company also has a United Kingdom subsidiary, TradeStation Europe Limited, which is currently in its start-up phase.

TradeStation Securities offers TradeStation to the active trader and certain institutional trader markets. TradeStation is a direct market access (DMA) electronic trading platform that enables customers to design, test and monitor their own custom trading strategies and then automate them with direct-access order execution. The trading platform currently offers streaming real-time equities, equity options, futures and forex market data, manual or automated direct-access execution of equities, options and futures trades, and manual execution of forex trades through a third-party platform.

In September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. On March 29, 2005, following issuance of its membership in the Options Clearing Corporation (“OCC”), TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling stock transactions with the National Securities Clearing Corporation (and, for options, with the OCC); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

Prior to September 2004, all securities trades were cleared through Bear, Stearns Securities Corp. TradeStation Securities continues to clear institutional account trades through Bear, Stearns Securities Corp. on a fully-disclosed basis. Futures trades are cleared through R.J. O’Brien & Associates and forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, each on a fully-disclosed basis. Subsequent to July 15, 2005, forex trades have been cleared through Gain Capital Group, Inc. on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”).

TradeStation Securities is a member and subject to the rules and requirements of the NASD, New York Stock Exchange, Securities Investor Protection Corporation, National Futures Association, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), OCC, American Stock Exchange, Archipelago Exchange, Boston Options Exchange, Chicago Board Options Exchange, Eurex US, International Stock

Exchange, Pacific Exchange and Philadelphia Stock Exchange. TradeStation Securities’ business is also subject to rules and requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). The DTCC and the OCC, together with other organizations, if any, that perform similar clearing or depository roles for their members, are collectively referred to in this report as “clearing organizations.”

TradeStation Technologies develops and offers strategy trading software tools and subscription services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies adhered to in the preparation of these consolidated financial statements:

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company classifies all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held primarily at three major financial institutions. Cash and cash equivalents at December 31, 2005 and 2004 include restricted cash of $1.7 million and $1.9 million, respectively, supporting the lease on the Company’s corporate headquarters. Based upon the year-end calculation of cash segregated in compliance with federal regulations (see below), the cash and cash equivalents balance may increase or decrease on the second business day subsequent to year end. On January 4, 2006, $9.5 million of the $75.1 million of cash and cash equivalents shown on the Company’s consolidated balance sheet as of December 31, 2005 was transferred to cash segregated in compliance with federal regulations. On January 4, 2005, the $32.1 million of cash and cash equivalents as of December 31, 2004 was increased by $4.0 million to $36.1 million. See Cash Segregated In Compliance With Federal Regulations below, and Note 14 – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

Cash Segregated In Compliance With Federal Regulations – Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $426.1 million and $347.1 million as of December 31, 2005 and 2004, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On January 4, 2006, the $426.1 million of cash segregated in compliance with federal regulations as of December 31, 2005 was increased by $9.5 million to $435.6 million. On January 4, 2005, the $347.1 million of cash segregated in compliance with federal regulations as of December 31, 2004 was decreased by $4.0 million to $343.1 million.

Receivables from Brokers, Dealers, Clearing Organizations and Clearing Agents – Receivables from brokers, dealers, clearing organizations and clearing agents consist primarily of securities borrowed from broker-dealers (see Securities Borrowed and Loaned below). In addition, the Company services some of its securities customer accounts through Bear, Stearns Securities Corp. and its futures and forex customer accounts through R.J. O’Brien & Associates and Gain Capital, Inc., respectively, on a fully-disclosed basis. These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities. The receivables from these clearing agents relate primarily to commissions earned by TradeStation Securities for trades executed and/or cleared by the clearing agents on behalf of TradeStation Securities. See Brokerage Commissions and Fees below, and Note 3 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

Securities Borrowed and Loaned – Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender and require TradeStation Securities to provide the counterparty with collateral in the form of cash. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. As of December 31, 2005 and 2004, securities borrowed are carried at market value and are included in receivables from brokers, dealers, clearing organizations and clearing agents. TradeStation Securities does not lend securities to other broker-dealers. See Note 3 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

Receivables from Brokerage Customers, Net – TradeStation Securities performs periodic credit evaluations and provides allowances for potential credit losses based upon their assessment of specifically identified unsecured receivables and other factors. See Note 4 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred; betterments are capitalized and amortized over the lesser of its useful life or the remaining initial term of the lease. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 5 – PROPERTY AND EQUIPMENT, NET.

Exchange Memberships – Exchange memberships, included in other assets, are recorded at cost and evaluated for impairment as circumstances may warrant. See Impairment of Long-Lived Assets below.

Intangible Assets – Intangible assets, included in other assets, are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives of three to five years. As of December 31, 2005, all intangible assets were fully amortized. See Impairment of Long-Lived Assets below.

Impairment of Long-Lived Assets – The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if the carrying amount exceeds the sum of the undiscounted cash flows estimated to be generated by those assets. The amount of impairment loss is calculated as the amount by which the carrying value exceeds fair value. No impairment occurred during the years ended December 31, 2005, 2004 or 2003.

Related-Party Loans – Certain directors and executive officers of the Company maintain margin accounts with TradeStation Securities. There were no margin loans to directors or executive officers outstanding as of December 31, 2005 or 2004. Any margin loans made in these accounts are in the ordinary course of TradeStation Securities’ business on terms no more favorable than those available for comparable transactions in other brokerage accounts.

Software Development Costs – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company’s technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company’s products and the general release of such software generally coincide, and, as a result, capitalized software development costs were not significant as of December 31, 2005 or 2004. During 2005, 2004 and 2003, software development costs incurred prior to reaching technological feasibility (comprised primarily of employee compensation and benefits) were approximately $4.5 million, $4.4 million and $4.5 million, respectively.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents; cash segregated in compliance with federal regulations; receivables from brokers, dealers, clearing organizations and clearing agents; receivables from brokerage customers; payables to brokers, dealers and clearing organizations; payables to brokerage customers and accounts payable approximate fair value as of December 31, 2005 and 2004 due to the short-term nature of these instruments.

Securities and Futures Transactions – Customer securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after the trade date. The Company records revenues and expenses related to customer securities transactions on a trade date basis (see Brokerage Commissions and Fees below). Securities owned by customers, including those that collateralize margin loans or similar transactions, are not reflected in the Company’s consolidated financial statements.

Customer futures and forex transactions and related revenues and expenses are recorded on a trade date basis (see Brokerage Commissions and Fees below). Futures and forex positions owned by customers are not reflected in the Company’s consolidated financial statements.

Brokerage Commissions and Fees – Brokerage commissions and related clearing costs are recorded on a trade date basis as transactions occur. Brokerage fees are recorded on an accrual basis when services are provided.

Net Interest Income – Interest income and brokerage interest expense are recorded on an accrual basis as interest is earned or incurred.

Subscription Fees – The Company provides investment analysis trading tools, including streaming real-time market information, to non-brokerage customers via the Internet in exchange for monthly subscription fee payments. In addition to these services, payment of subscription fees give customers access to certain customer support services such as telephone, electronic mail and web-site support. Revenues are recognized on a monthly basis as the service is provided. Payments received in advance of service are deferred and recognized on a monthly basis as service is provided.

Other Revenues – Other revenues are comprised mainly of royalties. In connection with its customer software products, the Company has entered into certain agreements with entities that market and sell financial market data subscriptions. Monthly payments are received pursuant to contracts with market data vendors under which the Company had agreed to enable its trading software products to be technically compatible with the vendors’ data services. The Company records these revenues monthly as they are earned, in accordance with the terms of the applicable contracts.

Advertising – Advertising is expensed when the initial advertisement takes place. There were no advertising costs capitalized as of December 31, 2005 and 2004.

Operating Leases – Rental payments, free rent, and leasehold and other incentives are generally recognized on a straight-line basis over the life of a lease. Leasehold improvements are amortized over the shorter of their economic life and the initial lease term. See Note 14 – COMMITMENTS AND CONTINGENCIES – Operating Leases.

Stock-Based Compensation – In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the consolidated statement of income when such equity instruments are issued. No such compensation expense was recorded for the years ended December 31, 2005, 2004 or 2003.

As permitted by SFAS No. 123, through December 31, 2005, the Company has accounted for its stock-based compensation paid to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2005	2004	2003
Net income, as reported	$21,065,570	$14,694,448	$11,624,239

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income taxes	(1,007,957)	(1,134,418)	(1,807,083)

Pro forma net income	$20,057,613	$13,560,030	$9,817,156

Earnings per share:
As reported:
Basic	$0.49	$0.35	$0.29

Diluted	$0.48	$0.33	$0.27

Pro forma:
Basic	$0.47	$0.33	$0.24

Diluted	$0.46	$0.31	$0.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2005	2004	2003
Risk free interest rate	4%	3%	2%
Dividend yield	—	—	—
Volatility factor	62%	63%	68%
Weighted average life (years)	4	4	4

See Recently Issued Accounting Standards below, and Note 8 – SHAREHOLDERS’ EQUITY – Stock Option Plans.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. See Note 10 – INCOME TAXES.

Earnings Per Share – Earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock during the period. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See Note 11 – EARNINGS PER SHARE.

Comprehensive Income – Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized holding gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. See Note 12 – COMPREHENSIVE INCOME.

Segment Information – Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires segmentation if warranted by management’s approach to the Company’s business and the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. During each of the three years in the period ended December 31, 2005, management evaluated and operated its business as two segments: (i) brokerage services and (ii) software products and services. See Note 15 – SEGMENT AND RELATED INFORMATION.

Foreign Currency Translation – Assets and liabilities of the Company’s United Kingdom subsidiary (currently in its start-up phase) that are denominated in British Pounds are translated into United States dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The functional currency of the United Kingdom subsidiary is the local currency; therefore the effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in accumulated other comprehensive income.

Reclassifications – As of December 31, 2005, within its consolidated statements of income, the Company began reporting revenues and expenses in a format more consistent with a format that is common in the broker-dealer industry. Revenues now include a presentation of all interest income, reduced by brokerage interest expense. Expenses previously reported as clearing and execution costs, data center costs, technology development, sales and marketing, and general and administrative are now presented in the accompanying consolidated statements of income based upon major type of expenses. Corresponding prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires a voluntary change in accounting principle to be applied retrospectively to all prior periods’ financial statements as if the principle had always been applied. Previously, voluntary changes in accounting principles were required to be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company presently has no plans to adopt a voluntary change in accounting principle, and is not aware of any errors in its financial statements that would require correction; therefore, the Company believes that the adoption of SFAS No. 154 in the first quarter of 2006 will not have an effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. The Company plans to adopt SFAS No. 123(R) in the first quarter of 2006 using the modified-prospective method. Under the modified-prospective method of adoption, compensation cost is recognized for all stock based awards issued after the effective date and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e. unvested awards). As permitted by SFAS No. 123, through December 31, 2005, the Company has accounted for its share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, therefore, has recognized no compensation cost for employee stock options, as options granted under the Company’s plans have had an exercise price equal to the fair value of the underlying common stock on the date of grant. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the disclosure of pro forma net income and earnings per share in Stock-Based Compensation above. For the year ending December 31, 2006, it is currently estimated that the impact of adoption of SFAS No. 123(R) will be an increase of approximately $1.8 million to employee compensation and benefits (approximately $1.1 million, net of income taxes). Future estimates and actual impact will depend on the levels of share-based payments made by the Company in future periods. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized as a result of tax deductions in excess of recognized compensation costs during the years ended December 31, 2005 and 2004 was approximately $5.3 million and $3.8 million, respectively. In 2003, the Company had a full valuation allowance on its deferred income tax assets, and, therefore, no amount was recognized for such excess tax deductions.

(3) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of December 31, 2005 and 2004:

	2005	2004
Securities borrowed from broker-dealers	$35,005,845	$18,614,800
Fees and commissions receivable from clearing agents	988,688	699,607
Securities failed to deliver to broker-dealers and other	38,696	89,695

	$36,033,229	$19,404,102

(4) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $58.1 million (net of a $226,000 allowance for a potential credit loss) and approximately $57.0 million (net of a $209,000 allowance for a potential credit loss) at December 31, 2005 and 2004, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At December 31, 2005 and 2004, TradeStation Securities was charging a base margin debit interest rate of 8.125% and 6.375% per annum, respectively, on debit balances in brokerage customer accounts.

“Margin” requirements determine the amount of equity required to be held in an account for the purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of the NASD, limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. By permitting customers to purchase and maintain securities positions on margin, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan to an amount that renders the margin loan unsecured. Under applicable securities laws and regulations, once a margin account has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain its equity in the account equal to at least 25% of the value of the securities in the account. However, TradeStation Securities’ current internal requirement is that the customer’s equity not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s equity to 35% of the value of the securities in the account (if not, TradeStation Securities will perform closing transactions to bring the customer account above the maintenance requirement). These requirements can be, and often are, raised as TradeStation Securities deems necessary for certain accounts, groups of accounts, securities or groups of securities. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities.

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31, 2005 and 2004:

	Estimated Useful Life In Years	2005	2004
Computers and software	3-5	$9,036,532	$10,351,386
Furniture and equipment	3-7	2,190,970	2,620,092
Leasehold improvements	7-10	673,789	658,763

		11,901,291	13,630,241
Accumulated depreciation and amortization		(8,689,272)	(10,555,055)

		$3,212,019	$3,075,186

During the year ended December 31, 2005, the Company wrote-off approximately $3.6 million of fully depreciated fixed assets which were no longer in use. Depreciation and amortization expense that related to property and equipment, including equipment under capital leases, was approximately $1.8 million, $1.9 million and $2.1 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

(6) DEPOSITS WITH CLEARING ORGANIZATIONS AND CLEARING AGENTS

As a self-clearing broker-dealer, TradeStation Securities is subject to clearing organization and other cash deposit requirements which are, and may continue to be, large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ trading activity. As of December 31, 2005 and 2004, TradeStation Securities had interest-bearing security deposits totaling approximately $11.2 million and $14.5 million, respectively, with clearing organizations and clearing agents for the self-clearing of stock trades and standardized equity option trades. The decrease in deposits as of December 31, 2005, as compared to December 31, 2004, was related to the commencement of full self-clearing of standardized equity options during March 2005. Deposits are recorded at market value.

(7) PAYABLES TO BROKERAGE CUSTOMERS

As of December 31, 2005, payables to brokerage customers consist primarily of cash balances in brokerage customer accounts. At December 31, 2005 and 2004, payables to customers totaled $523.9 million and $420.7 million, respectively. These funds are the principal source of funding for margin lending. At December 31, 2005 and 2004, TradeStation Securities was paying interest at the rate of 1.125% and 0.75% per annum, respectively, on cash balances in excess of $10,000 in brokerage customer accounts.

(8) SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. No specific preferences or rights have been established to date with respect to any of these shares, nor have any of these shares been issued.

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $.01 per share. As of December 31, 2005 and 2004, 44,179,936 and 41,857,654 shares, respectively, were issued and outstanding.

Stock Option Plans

The Company has reserved 7,500,000 shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan (the “Incentive Stock Plan”). Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Currently, only stock options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. Options are generally granted by the Company at an exercise price equal to the fair value (as defined in the Incentive Stock Plan) at the date of grant, vest over a period of 5 years, and expire 10 years after the grant date.

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

As part of the 1999 acquisition of Window on WallStreet, the Company assumed all outstanding stock options to purchase Window On WallStreet common stock. Those options generally vested ratably over a four-year period and their terms are ten years.

The Company has reserved 350,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors. Options under this plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Director Plan) at the date of grant, vest over a period of three years, and expire five years after the grant date.

A summary of all stock option activity is as follows:

	Number of Shares	Option Price Per Share
		Low	High	Weighted
Outstanding, December 31, 2002	6,591,458	$.48	$11.00	$2.92
Granted	805,053	2.08	9.09	8.66
Canceled	(284,957)	1.39	11.00	3.90
Exercised	(1,622,641)	.48	11.00	2.87

Outstanding, December 31, 2003	5,488,913	.48	11.00	3.72
Granted	62,500	5.77	10.37	6.92
Canceled	(261,694)	1.12	11.00	4.01
Exercised	(385,356)	.48	6.63	2.44

Outstanding, December 31, 2004	4,904,363	1.12	11.00	3.85
Granted	597,082	7.11	10.05	7.44
Canceled	(81,430)	1.39	11.00	5.12
Exercised	(2,296,450)	1.17	11.00	2.91

Outstanding, December 31, 2005	3,123,565	1.12	11.00	5.19

Additional information regarding options outstanding at December 31, 2005, is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/05	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable As of 12/31/05	Weighted Average Exercise Price
Low	High
$1.12	$1.66	876,663	6.3	$1.43	327,419	$1.43
2.08	3.07	484,369	4.4	2.36	307,211	2.45
3.48	5.00	137,003	2.8	4.16	134,003	4.17
5.77	8.57	860,737	6.9	7.25	330,675	7.54
8.66	11.00	764,793	7.8	9.17	275,512	9.16

1.12	11.00	3,123,565	6.4	5.19	1,374,820	4.94

At December 31, 2005, there were approximately 456,000 shares available for future grants under the Incentive Stock Plan, and 116,000 shares available for future grants under the Director Plan.

In January 2006, the Company issued options to purchase an aggregate of approximately 239,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $15.54 to $16.58 per share, which was the fair market value (as defined in the Incentive Stock Plan) of the Company’s common stock on the date the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

On October 25, 2005, the Company (i) globally amended the terms of all outstanding stock option agreements pursuant to the Incentive Stock Plan for non-executive employees, and (ii) adopted a new form of stock option agreement for future grants to non-executive employees, in each case, to provide for the accelerated vesting of all unvested options in the event the Company undergoes a change in control and the optionee’s employment is terminated by the Company (or its successor) without cause within one year following the change in control. This change did not result in any additional compensation expense during 2005 as the employees did not receive any additional benefits as a result of the change and the unvested options continued to vest as employees continued to provide services to the Company.

Warrants

In connection with TradeStation Securities’ initial public offering, warrants to purchase up to 225,000 shares of TradeStation Securities’ common stock, at an exercise price of $11.55, were granted to the underwriters, with an expiration date of June 9, 2004. The Company assumed such warrants in connection with the 2000 merger acquisition of onlinetradinginc.com corp. (renamed TradeStation Securities) and, based on the 1.7172 to 1 merger conversion ratio, the underwriters were granted rights to purchase up to 386,369 shares of the Company’s common stock at an exercise price of $6.73. In July 2003, the Company filed a registration statement with the SEC to register the warrants and the 386,369 shares of common stock issuable upon the exercise of such warrants, which registration statement was declared effective by the SEC on August 13, 2003. During the second half of 2003, the Company issued 196,807 shares of common stock associated with the exercise of warrants in exchange for net cash proceeds of $914,000 and the delivery and cancellation of warrants for 123,027 shares. During the first half of 2004, the Company issued 1,851 shares of common stock associated with the exercise of warrants in exchange for the delivery and cancellation of warrants for 4,108 shares. All unexercised warrants expired in June 2004.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. Through December 31, 2005, the exercise price for the options for each six-month Purchase Plan period was 85% of the lower of the fair market value of the Company’s common stock on the first and last business day of the Purchase Plan period. Effective with the offering period beginning January 3, 2006, the Purchase Plan was amended so that the exercise price for the options for each six-month Purchase Plan period is equal to 85% of the fair market value of the Company’s common stock on the exercise date (i.e., the end of the six-month period). During the years ended December 31, 2005, 2004 and 2003, 25,832, 24,011 and 37,976 shares of common stock were issued under the plan at an average price of $6.60, $6.04 and $3.26, respectively. At December 31, 2005, there were approximately 254,000 shares available for future grants under the Purchase Plan.

(9) EMPLOYEE BENEFIT PLANS

The Company provides retirement benefits through a defined contribution 401(k) plan (the “401(k) Plan”) established during 1994. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation up to the annual limit set by the Internal Revenue Service. Employer matching contributions are discretionary, as defined in the 401(k) Plan, and are vested 20% for each year of service. Matching contributions accrued under this plan were approximately $253,000, $227,000 and $210,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(10) INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2005, 2004, and 2003, are as follows:

	2005	2004	2003
Current income tax provision (benefit):
Federal	$9,562,274	$228,013	$(725,085)
State	1,199,040	38,792	(5,736)

	10,761,314	266,805	(730,821)

Deferred income tax provision (benefit):
Federal	260,970	440,246	—
State	428,812	(588,707)	—

	689,782	(148,461)	—

Total income tax provision (benefit)	$11,451,096	$118,344	$(730,821)

Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting purposes. The temporary differences that created deferred income tax assets (liabilities) are as follows as of December 31, 2005 and 2004:

	2005	2004
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$1,064,494	$1,478,553
Tax credit carryforwards	124,350	1,225,038
Tax benefit of stock option exercises (recorded through additional paid-in capital)	—	1,130,105
Deferred revenue and accrued liabilities	656,586	609,772
Reserves and allowances	118,981	110,153
Property and equipment depreciation	106,466	—
Stock option expense	15,137	141,539
Difference in revenue recognition and other	64,204	82,526

Subtotal deferred income tax assets	2,150,218	4,777,686
Property and equipment depreciation (liability)	—	(39,470)

	2,150,218	4,738,216
Valuation allowance	—	(926,500)

Total deferred income tax assets, net	$2,150,218	$3,811,716

The difference between the change in the deferred income tax assets and the 2005 deferred income tax provision is primarily related to the 2005 utilization of net operating loss carryforwards originally recorded through additional paid-in capital.

The following is a rollforward of the valuation allowance for the years ended December 31, 2005, 2004, and 2003:

Valuation allowance at December 31, 2002	$10,752,214
Deferred income tax assets applied to carryback filing (cash received October 2003)	(873,949)
Decrease in deferred income tax assets	(4,421,961)
Deferred income tax assets generated by stock option exercises (recorded through additional paid-in capital)	3,175,309

Valuation allowance at December 31, 2003	8,631,613
Increase in deferred income tax assets	770,338
Decrease in deferred income tax assets generated by stock option exercises (recorded through additional paid-in capital)	(44,155)
Reversal of valuation allowance	(5,300,142)
Reversal of valuation allowance (recorded through additional paid-in capital)	(3,131,154)

Valuation allowance at December 31, 2004	926,500
Reversal of valuation allowance	(926,500)

Valuation allowance at December 31, 2005	$—

In June 2004, the Company reversed approximately $8.4 million of the valuation allowance that was provided on its deferred income tax assets and, in December 2005, reversed the remaining valuation allowance of $926,500. In the opinion of management, it was more likely than not that these benefits would be realized. In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. The

2004 decision to reverse approximately $8.4 million of the valuation allowance was triggered by events which revised the Company’s expectations of the amount of future taxable income. These events included receipt of the final approval by the DTCC for TradeStation Securities to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations. The result of this reversal was a reduction of $5.3 million to the 2004 income tax provision in the consolidated statement of income and a $3.1 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). The 2005 decision to reverse the remaining portion of the valuation allowance was triggered by the Company’s continued profitability and the accelerated growth of its income before income taxes during the last four years, as well as the expectation that the Company will continue to have income before income taxes in future years. The result of this reversal was a reduction of $926,500 to the 2005 income tax provision recorded in the consolidated statement of income. On a periodic basis, management will continue to evaluate its remaining deferred income tax assets to determine if a valuation allowance is required.

The change in the valuation allowance in 2004 included an increase of approximately $770,000 relating to adjustments made to the deferred income tax assets and valuation allowance in connection with the filing of the 2003 income tax returns. The change in the valuation allowance in 2003 included a decrease of approximately $380,000 relating to adjustments made to the deferred income tax assets and valuation allowance in connection with the filing of the 2002 income tax return.

As of December 31, 2005, for financial reporting purposes, the Company had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $3.0 million and $124,000, respectively (expiring between 2010 and 2019). These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

A reconciliation of the difference between the expected income tax provision using the statutory federal tax rate (35% in 2005 and 34% in both 2004 and 2003) and the Company’s actual income tax provision (benefit) is as follows:

	2005	2004	2003
Income tax provision using statutory federal tax rate	$11,380,833	$5,036,349	$3,703,762
State income tax provision, net of federal income tax benefit	1,194,408	755,393	612,477
Change in valuation allowance	(926,500)	(5,300,142)	(4,041,592)
Federal and state refunds received	—	(17,208)	(900,854)
Other, net	(197,645)	(356,048)	(104,614)

Total income tax provision (benefit)	$11,451,096	$118,344	$(730,821)

In December 2005, a letter from the Internal Revenue Service was received notifying the Company that the audit of its federal income tax return for the year ended December 31, 2003 had been completed with no change to the amount of income tax due.

(11) EARNINGS PER SHARE

Weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003 are calculated as follows:

	2005	2004	2003
Weighted average shares outstanding - basic	42,728,461	41,657,981	40,467,309
Impact of dilutive stock options and warrants after applying the treasury stock method	1,448,229	2,658,886	2,922,899

Weighted average shares outstanding - diluted	44,176,690	44,316,867	43,390,208

All outstanding stock options were included in the calculation of diluted weighted average shares outstanding during the year ended December 31, 2005. During December 31, 2004 and 2003, stock options outstanding of approximately 793,000 and 759,000, respectively, were excluded from the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive (as their exercise prices exceeded the average market price of the common stock during the respective periods).

(12) COMPREHENSIVE INCOME

A reconciliation of net income to comprehensive income is as follows:

	2005	2004	2003
Net income	$21,065,570	$14,694,448	$11,624,239
Foreign currency translation	3,067	—	—
Unrealized holding losses on available-for-sale securities arising during period, net of tax	—	—	(19,423)
Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax	—	—	54,823

Comprehensive income	$21,068,637	$14,694,448	$11,659,639

(13) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). In September 2004, upon commencement of self-clearing of equities trades, TradeStation Securities changed its calculation of net capital requirements to the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At December 31, 2005, TradeStation Securities had net capital of approximately $35.3 million (36.6% of aggregate debit items), which was approximately $33.4 million in excess of its required net capital of approximately $1.9 million. At December 31, 2004, TradeStation Securities had net capital of approximately $23.6 million (27.0% of aggregate debit items), which was approximately $21.8 million in excess of its required net capital of approximately $1.7 million.

(14) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of December 31, 2005, the Company has $1.7 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters. On January 4, 2006, $9.5 million of the $75.1 million of cash and cash equivalents shown on the Company’s consolidated balance sheet at December 31, 2005 was transferred to cash segregated in compliance with federal regulations.

Line of Credit and Guarantee

In June 2005, TradeStation Securities entered into a loan agreement for a revolving credit facility which TradeStation Group has guaranteed. The revolving credit facility provides for borrowings up to $10 million, expires on its first anniversary (June 16, 2006) if not renewed, and is payable on demand. The credit facility is available for TradeStation Securities’ short-term working capital needs. Borrowings under the credit facility bear interest at the LIBOR Market Index Rate plus 1.7% (6.1% as of December 31, 2005) and the outstanding balance must be paid down to a maximum balance of $1,000 on at least five days each month. Accrued interest is payable monthly. There is an unused line of credit fee equal to 25 basis points per annum on the average daily unused available principal balance for the preceding calendar quarter, which shall be waived if the Company and/or any of its subsidiaries maintain, in the aggregate, on average during a quarterly period, over $1 million of deposits with the counter-party during the first year and, if renewed, over $10 million thereafter. There have not been any borrowings under this line of credit, and the Company has not incurred any unused line of credit fees through December 31, 2005.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including 2 data centers) with expirations ranging from May 2006 to August 2007. In addition to the leases for facilities, the Company leases certain office equipment and furniture. Future minimum lease payments as of December 31, 2005 under all operating leases are as follows:

	Gross Payments	Sublease Rentals	Net Payments
2006	$2,677,537	$(129,944)	$2,547,593
2007	2,085,218	(22,050)	2,063,168
2008	1,942,131	—	1,942,131
2009	1,978,540	—	1,978,540
2010	2,016,041	—	2,016,041
Thereafter	3,441,953	—	3,441,953

	$14,141,420	$(151,994)	$13,989,426

During 2005, 2004 and 2003, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $3.2 million, $3.6 million and $3.1 million, respectively.

Purchase Obligations

As of December 31, 2005, the Company had various purchase obligations through November 2007 of approximately $1.9 million and $509,000 during 2006 and 2007, respectively, related primarily to back office systems and telecommunications services.

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

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The Tafazzoli/zum Tobel case is well into the discovery phase of litigation and the Gambino case is near the end of the discovery phase. In the Allen case, motions for summary judgment filed by both the plaintiffs and defendants have been denied, and plaintiffs’ motion to amend their complaint to add a claim for punitive damages was also denied. The Company continues to believe all of the claims in all three cases are baseless, however no assurances can be given that a judge or jury will agree with the Company’s assessment.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters which are currently pending relating to NASD OATS reporting, NYSE OTS reporting and NASD short sales procedures, and NASD and CFTC arbitrations or proceedings, incidental to, and part of the ordinary course of, its business. The OATS reporting, OTS reporting and NASD short sale procedures matters could ultimately result in censures, sanctions, fines and other negative consequences. There is currently one NASD arbitration pending against the Company seeking several million dollars of actual and punitive damages. The pending arbitration is set for hearing in September 2006, and the Company believes the claims made in that case are baseless.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, in an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, currently approximately $2.0 million). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and do not represent new hires or appointments, as each executive has been serving in his current positions for several years.

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

In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities or its’ clearing agents that is collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ internal policies. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. For further discussion, see Note 4 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

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

TradeStation Securities provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes that the possibility of the Company being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

(15) SEGMENT AND RELATED INFORMATION

For each of the three years in the period ended December 31, 2005, the Company operated in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	As of or for the Years Ended December 31,
	2005	2004	2003
Net revenues*:
Brokerage services
Revenues, excluding interest	$66,267,069	$56,759,608	$48,347,234

Interest income	23,937,452	6,184,389	2,913,790
Interest expense	(3,512,606)	(710,047)	—

	86,691,915	62,233,950	51,261,024
Software products and services
Revenues, excluding interest	30,633,185	26,206,384	23,314,136
Interest income	552,244	173,584	140,222

	31,185,429	26,379,968	23,454,358
Elimination of intercompany charges to brokerage services	(20,878,375)	(16,346,000)	(14,242,375)

	$96,998,969	$72,267,918	$60,473,007

Income before income taxes:
Brokerage services	$18,488,506	$5,080,997	$2,630,467
Software products and services	14,028,160	9,731,795	8,262,951

	$32,516,666	$14,812,792	$10,893,418

Income tax provision (benefit):
Brokerage services	$7,208,344	$1,515,929	$977,762
Software products and services	4,242,752	(1,397,585)	(1,708,583)

	$11,451,096	$118,344	$(730,821)

Identifiable assets:
Brokerage services	$575,763,557	$457,181,965	$19,551,368
Software products and services	39,370,388	22,493,864	18,449,184

	$615,133,945	$479,675,829	$38,000,552

Depreciation and amortization**:
Brokerage services	$702,316	$699,799	$640,086
Software products and services	1,068,614	1,279,657	1,616,164

	$1,770,930	$1,979,456	$2,256,250

Capital expenditures:
Brokerage services	$191,386	$282,112	$272,916
Software products and services	1,713,599	1,088,779	1,061,774

	$1,904,985	$1,370,891	$1,334,690

*	Revenues (all in U.S. dollars) derived from customers living in foreign countries during 2005 were less than 10% for brokerage services and approximately 12% for software products and services. For brokerage services, during 2004 and 2003, the revenues derived from customers living in foreign countries were 12% and less than 10%, respectively, and for subscription services, they were less than 10% for both 2004 and 2003.
**	Depreciation expense for certain shared corporate assets held in software products and services is partially allocated to brokerage services.

(16) UNAUDITED QUARTERLY FINANCIAL INFORMATION

As of December 31, 2005, within its consolidated statements of income, the Company began reporting its revenues and expenses in a format more consistent with a format that is common in the broker-dealer industry. The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2005, 2004 and 2003 in this new format. See Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Reclassifications.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Revenues:
Brokerage commissions and fees	$15,838,919	$16,502,478	$16,220,671	$17,391,097		$65,953,165

Interest income	4,153,810	5,230,337	6,834,596	8,270,953		24,489,696
Brokerage interest expense	613,691	833,799	1,024,330	1,040,786		3,512,606

Net interest income	3,540,119	4,396,538	5,810,266	7,230,167		20,977,090
Subscription fees	2,031,856	2,052,608	2,010,714	2,025,118		8,120,296
Other	430,100	393,710	498,080	626,528		1,948,418

Net revenues	21,840,994	23,345,334	24,539,731	27,272,910		96,998,969

Expenses:
Employee compensation and benefits	5,590,018	5,682,421	5,744,139	6,010,819		23,027,397
Clearing and execution	4,830,424	5,054,788	4,806,222	5,405,379		20,096,813
Data centers and communications	1,574,322	1,474,693	1,311,782	1,353,014		5,713,811
Advertising	961,934	1,007,692	946,939	913,407		3,829,972
Professional services	1,052,134	655,442	645,325	634,692		2,987,593
Occupancy and equipment	601,368	603,159	622,605	814,014		2,641,146
Depreciation and amortization	434,203	460,435	435,752	440,540		1,770,930
Other	911,012	907,571	1,150,678	1,445,380		4,414,641

Total expenses	15,955,415	15,846,201	15,663,442	17,017,245		64,482,303

Income before income taxes	5,885,579	7,499,133	8,876,289	10,255,665		32,516,666

Income tax provision	2,107,000	2,822,008	3,606,086	2,916,002	*	11,451,096

Net income	$3,778,579	$4,677,125	$5,270,203	$7,339,663		$21,065,570

Earnings per share:
Basic	$0.09	$0.11	$0.12	$0.17		$0.49

Diluted	$0.09	$0.11	$0.12	$0.16		$0.48

Weighted average shares outstanding:
Basic	41,868,052	42,173,423	43,147,365	43,725,038		42,728,461

Diluted	43,341,270	43,789,156	44,481,956	45,094,410		44,176,690

*	The fourth quarter of 2005 includes the reversal of the Company’s remaining valuation allowance. See Note 10 – INCOME TAXES.

	2004
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Full Year
Revenues:
Brokerage commissions and fees	$14,285,342	$13,897,505		$13,441,079	$14,881,928	$56,505,854

Interest income	886,716	914,318		1,425,156	3,131,783	6,357,973
Brokerage interest expense	—	—		106,633	603,414	710,047

Net interest income	886,716	914,318		1,318,523	2,528,369	5,647,926

Subscription fees	1,882,462	2,061,828		2,108,667	2,071,987	8,124,944
Other	471,532	421,046		413,329	683,287	1,989,194

Net revenues	17,526,052	17,294,697		17,281,598	20,165,571	72,267,918

Expenses:
Employee compensation and benefits	5,122,021	5,006,920		5,087,533	5,107,403	20,323,877
Clearing and execution	5,130,378	4,963,253		4,684,876	4,106,128	18,884,635
Data centers and communications	1,485,307	1,517,799		1,347,244	1,554,777	5,905,127
Advertising	381,270	491,603		685,028	1,179,082	2,736,983
Professional services	394,898	729,914		766,634	522,755	2,414,201
Occupancy and equipment	609,576	652,816		626,087	581,559	2,470,038
Depreciation and amortization	547,222	546,001		437,159	449,074	1,979,456
Other	282,518	780,159		739,367	938,765	2,740,809

Total expenses	13,953,190	14,688,465		14,373,928	14,439,543	57,455,126

Income before income taxes	3,572,862	2,606,232		2,907,670	5,726,028	14,812,792

Income tax provision (benefit)	71,458	(3,200,038	)**	1,075,269	2,171,655	118,344

Net income	$3,501,404	$5,806,270		$1,832,401	$3,554,373	$14,694,448

Earnings per share:
Basic	$0.08	$0.14		$0.04	$0.09	$0.35

Diluted	$0.08	$0.13		$0.04	$0.08	$0.33

Weighted average shares outstanding:
Basic	41,487,110	41,625,992		41,728,054	41,790,770	41,657,981

Diluted	44,608,484	44,233,907		44,119,043	44,306,032	44,316,867

**	The second quarter of 2004 includes the reversal of a significant portion of the Company’s valuation allowance on its deferred income tax assets. See Note 10 – INCOME TAXES.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues:
Brokerage commissions and fees	$10,353,052	$12,029,306	$13,113,277	$12,631,977	$48,127,612

Interest income	665,351	741,640	823,115	823,906	3,054,012
Brokerage interest expense	—	—	—	—	—

Net interest income	665,351	741,640	823,115	823,906	3,054,012
Subscription fees	1,711,087	1,694,372	1,776,931	1,851,167	7,033,557
Other	639,254	554,435	511,416	552,721	2,257,826

Net revenues	13,368,744	15,019,753	16,224,739	15,859,771	60,473,007

Expenses:
Employee compensation and benefits	4,694,422	4,703,310	4,486,770	4,301,479	18,185,981
Clearing and execution	3,481,860	4,787,655	4,820,875	4,804,321	17,894,711
Data centers and communications	1,132,749	1,228,775	1,410,361	1,411,554	5,183,439
Advertising	259,642	386,842	268,332	409,888	1,324,704
Professional services	89,184	156,394	230,406	253,694	729,678
Occupancy and equipment	587,831	556,559	587,524	661,943	2,393,857
Depreciation and amortization	566,913	572,662	559,983	556,692	2,256,250
Other	390,726	485,786	320,003	414,454	1,610,969

Total expenses	11,203,327	12,877,983	12,684,254	12,814,025	49,579,589

Income before income taxes	2,165,417	2,141,770	3,540,485	3,045,746	10,893,418
Income tax provision (benefit)	(86,783)	(714,046)	71,000	(992)	(730,821)

Net income	$2,252,200	$2,855,816	$3,469,485	$3,046,738	$11,624,239

Earnings per share:
Basic	$0.06	$0.07	$0.08	$0.07	$0.29

Diluted	$0.06	$0.07	$0.08	$0.07	$0.27

Weighted average shares outstanding:
Basic	39,593,389	40,092,803	40,863,350	41,319,696	40,467,309

Diluted	40,597,919	43,588,162	44,746,892	44,627,860	43,390,208

TRADESTATION GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL SCHEDULE

Report of Independent Registered Public Accounting Firm on Schedule	S-2

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003	S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited the consolidated financial statements of TradeStation Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated February 7, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule of the Company listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida,

February 7, 2006.

TRADESTATION GROUP INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Additions (Deductions)	Additional Paid-In Capital	Balance at End of Period
Year ended December 31, 2005:
Allowance for brokerage customer accounts	$209,000	$16,588	$—	$—	$225,588
Deferred tax valuation allowance	926,500	(926,500)	—	—	—

	$1,135,500	$(909,912)	$—	$—	$225,588

Year ended December 31, 2004:
Allowance for brokerage customer accounts	$350,000	$(141,000)	$—	$—	$209,000
Deferred tax valuation allowance	8,631,613	(5,300,142)	770,338	(3,175,309)	926,500

	$8,981,613	$(5,441,142)	$770,338	$(3,175,309)	$1,135,500

Year ended December 31, 2003:
Allowance for brokerage customer accounts	$350,000	$—	$—	$—	$350,000
Deferred tax valuation allowance	10,752,214	(873,949)	(4,421,961)	3,175,309 (1)	8,631,613

	$11,102,214	$(873,949)	$(4,421,961)	$3,175,309	$8,981,613

(1)	Within the Consolidated Statements of Shareholders’ Equity, as of December 31, 2003, the entire tax benefit relating to stock option exercises was offset by this $3,175,309 valuation allowance.

EXHIBIT INDEX

Exhibit Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (filed herewith) #

10.5	TradeStation Group, Inc. Incentive Stock Plan***#

10.6	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.7	Form of Indemnification Agreement +

10.8	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.9	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.10	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.11	Sublease Agreement, dated January 6, 2004, between TradeStation Securities, Inc. and JVB Financial, Inc. (incorporated by reference to Exhibit 10.10 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.12	Form of Non-Competition and Non-Disclosure Agreement*

10.13	Form of Non-Competition Agreement +

i

Exhibit Number	Description
10.14	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.15	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.16	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Report on Form 10-Q for the quarter ended June 30, 2003)

10.17	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.18	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.19	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.24 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.20	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.21	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman, Marc J. Stone, and Joseph Nikolson (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.22	Loan Agreement, dated June 16, 2005, by and between TradeStation Securities, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

ii

Exhibit Number	Description
10.23	Promissory Note, dated June 16, 2005, executed by TradeStation Securities, Inc. in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.24	Unconditional Guaranty, dated June 16, 2005, executed by TradeStation Group, Inc. in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.3 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, with respect to TradeStation Group, Inc.’s consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting (filed herewith)

31.1	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.
#	Indicates a management contract or compensatory plan or arrangement.

iii