Form 10-Q
period 2006-03-31
TRADESTATION GROUP INC
filed 2006-05-09
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

None

(Former name, former address and former fiscal year, if changed since last report)

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

The registrant had 44,493,551 shares of common stock, $.01 par value, outstanding as of May 3, 2006.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $1,672,497 at March 31, 2006 and December 31, 2005	$60,826,089	$75,101,842
Cash segregated in compliance with federal regulations	452,068,574	426,061,999
Receivables from brokers, dealers, clearing organizations and clearing agents	28,269,228	36,033,229
Receivables from brokerage customers, net	70,065,151	58,132,743
Property and equipment, net	3,716,164	3,212,019
Deferred income taxes	1,825,209	2,150,218
Deposits with clearing organizations and clearing agents	11,232,024	11,243,184
Other assets	4,075,519	3,198,711

Total assets	$632,077,958	$615,133,945

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$1,840,176	$789,824
Payables to brokerage customers	527,726,942	523,895,972
Accounts payable	2,189,524	2,416,272
Accrued expenses	7,973,576	5,511,153

Total liabilities	539,730,218	532,613,221

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 44,493,225 and 44,179,936 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	444,932	441,799
Additional paid-in capital	70,385,220	67,524,908
Retained earnings	21,502,821	14,550,950
Accumulated other comprehensive income	14,767	3,067

Total shareholders’ equity	92,347,740	82,520,724

Total liabilities and shareholders’ equity	$632,077,958	$615,133,945

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Brokerage commissions and fees	$18,632,433	$15,838,919

Interest income	9,503,841	4,153,810
Brokerage interest expense	1,098,810	613,691

Net interest income	8,405,031	3,540,119
Subscription fees and other	2,347,215	2,461,956

Net revenues	29,384,679	21,840,994

Expenses:
Employee compensation and benefits	6,966,771	5,590,018
Clearing and execution	5,827,683	4,830,424
Data centers and communications	1,530,803	1,574,322
Advertising	956,617	961,934
Professional services	758,560	1,052,134
Occupancy and equipment	622,162	601,368
Depreciation and amortization	482,611	434,203
Other	780,370	911,012

Total expenses	17,925,577	15,955,415

Income before income taxes	11,459,102	5,885,579

Income tax provision	4,507,231	2,107,000

Net income	$6,951,871	$3,778,579

Earnings per share:
Basic	$0.16	$0.09

Diluted	$0.15	$0.09

Weighted average shares outstanding:
Basic	44,319,210	41,868,052

Diluted	45,922,914	43,341,270

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,951,871	$3,778,579
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	482,611	434,204
Stock-based compensation	400,000	—
Tax benefit on exercise of stock options	—	103,551
Deferred income tax provision	325,009	2,081,058
Recovery of credit losses	(225,588)	—
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(26,006,575)	(3,619,055)
Receivables from brokers, dealers, clearing organizations and clearing agents	7,764,001	(5,394,673)
Receivables from brokerage customers	(11,706,820)	977,597
Deposits with clearing organizations and clearing agents	11,160	2,241,811
Other assets	(854,511)	(483,540)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	1,050,352	(2,039,364)
Payables to brokerage customers	3,830,970	25,317,950
Accounts payable	(226,748)	760,024
Accrued expenses	2,462,423	(462,526)

Net cash (used in) provided by operating activities	(15,741,845)	23,695,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(986,756)	(1,159,679)
Investment in clearing organizations	(22,297)	—

Net cash used in investing activities	(1,009,053)	(1,159,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,224,976	136,426
Excess tax benefits from exercise of stock options	1,238,469	—
Repayment of capital lease obligations	—	(4,467)

Net cash provided by financing activities	2,463,445	131,959

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	11,700	—

NET (DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(14,275,753)	22,667,896
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	73,429,345	30,199,809

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$59,153,592	$52,867,705

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,098,810	$613,873

Cash paid for income taxes	$206,000	$—

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three months ended March 31, 2006 and 2005 are unaudited)

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

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2006 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006. SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company has adopted the fair value provisions of SFAS No. 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated. During the three months ended March 31, 2006, the adoption of SFAS 123R resulted in $400,000 of stock-based compensation included in employee compensation and benefits in the Company’s consolidated statement of income. Accordingly, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $400,000 and $379,000, respectively, lower than they would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. If the Company had not adopted SFAS 123R, basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.17 and $0.16, respectively, as compared to the reported basic and diluted earnings per share of $0.16 and $0.15, respectively.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $1.2 million during the three months ended March 31, 2006. See Note 2 –

STOCK-BASED COMPENSATION for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expenses.

The Company adopted SFAS No. 154, Accounting Changes and Error Corrections, effective January 1, 2006. SFAS No. 154, which is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, provides guidance on accounting for and reporting of accounting changes and error corrections. It requires a voluntary change in accounting principle to be applied retrospectively to all prior periods’ financial statements as if the principle had always been applied. Previously, voluntary changes in accounting principles were required to be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of change. The adoption of SFAS No. 154 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

(2) STOCK-BASED COMPENSATION

The Company believes that stock-based compensation is an integral way to provide incentives which will attract and retain highly-competent persons at all levels of the Company, as independent directors, and as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares.

Stock Plans

The Company has reserved 7.5 million shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan (the “Incentive Stock Plan”). The Company’s Board of Directors has authorized an increase in the number of shares to 12.0 million, as well as an extension of the expiration date of the Incentive Stock Plan from June 29, 2006 until June 5, 2016, subject to obtaining shareholder approval at the annual meeting of the Company’s shareholders on June 6, 2006. Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Currently, only stock options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. Options are generally granted by the Company at an exercise price equal to the fair value (as defined in the Incentive Stock Plan) at the date of grant, vest over a period of 5 years, and expire 10 years after the grant date. On October 25, 2005, the Company (i) globally amended the terms of all outstanding stock option agreements pursuant to the Incentive Stock Plan for non-executive employees, and (ii) adopted a new form of stock option agreement for future grants to non-executive employees, in each case, to provide for the accelerated vesting of all unvested options in the event the Company undergoes a change in control and the optionee’s employment is terminated by the Company (or its successor) without cause within one year following the change in control. This change did not result in any additional compensation expense during 2005, as the employees did not receive any additional benefits as a result of the change and the unvested options continued to vest as employees continued to provide services to the Company.

In connection with the 2000 merger of TradeStation Technologies (formerly known as Omega Research, Inc.) and TradeStation Securities (formerly known as onlinetradinginc.com corp.), the Company assumed the outstanding options under TradeStation Securities’ 1999 Stock Option Plan. Those options generally vested ratably over a five-year period and their terms are ten years. As part of the 1999 acquisition of Window on WallStreet, the Company assumed all outstanding stock options to purchase Window On WallStreet common stock. Those options generally vested ratably over a four-year period and their terms are ten years.

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

See General Stock Option Information below for additional information about options outstanding as of March 31, 2006.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. Effective with the offering period beginning January 3, 2006, the Purchase Plan was amended so that the exercise price for the options for each six-month Purchase Plan period is equal to 85% of the fair market value of the Company’s common stock on the exercise date (i.e., the end of the six-month period). At March 31, 2006, there were 253,845 shares available for future grants under the Purchase Plan. The Company did not issue any shares under this plan during the three months ended March 31, 2006.

Stock Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of income when such equity instruments are issued. There were no stock-based transactions with non-employees during the three months ended March 31, 2006 or 2005; therefore, no such compensation expense was recorded.

As permitted by SFAS No. 123, prior to January 1, 2006, the Company accounted for its stock-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and recognized no compensation cost for employee stock options because options granted under the Company’s plans have had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the market price of our stock, exercise price of an award, expected term of award, volatility of our stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee options (which vest over a five-year period) and non-employee director options (which vest over a three-year period).

For employee stock option awards, the expected term of all options granted is estimated by taking a weighted average of the following factors: (i) historical holding term from grant date to exercise date; (ii) the historical holding term from grant date to post-vest cancellation date, and (iii) the projected term for the outstanding options based on a midpoint scenario whereby all vested options would be exercised midway between the valuation date and the contractual term. For non-employee director option grants, the expected term is estimated by taking the average of the weighted average vesting term and the contractual term, as illustrated in the SEC Staff Accounting Bulletin 107. The expected volatility assumptions are based upon a cumulative look-back of historical volatility calculated on an average of the high and low stock price on a daily basis over the expected term of an award. The risk-free interest rate that is used in the option valuation model is based upon the U.S. Treasury note yields with a remaining term similar to the expected term of the particular options awarded. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is used in the valuation model.

In accordance with SFAS 123R, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data to estimate pre-vesting option forfeitures is used, and stock-based compensation expense is recorded only for those awards that are expected to vest. Estimated forfeitures were not used in our expense calculation for prior year pro forma footnote disclosure. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model is as follows:

	For the Three Months Ended March 31,
	2006	2005
Risk free interest rate	4%	3%
Volatility factor	56 - 63%	63%
Weighted average life (years)	3.5 - 5.8	4.0

During the three months ended March 31, 2006, the adoption of SFAS 123R resulted in $400,000 of stock-based compensation included in employee compensation and benefits in the Company’s consolidated statement of income. Accordingly, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $400,000 and $379,000, respectively, lower than they would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. If the Company had not adopted SFAS 123R, basic and diluted earnings per share for three months ended March 31, 2006 would have been $0.17 and $0.16, respectively, as compared to the reported basic and diluted earnings per share of $0.16 and $0.15, respectively.

Effective January 1, 2006, in accordance with SFAS No. 123R, the Company has recorded stock-based compensation (included in the $400,000 discussed above) related to the Purchase Plan. The amount of compensation expense is the difference between the fair value of the stock to be purchased and the purchase price of the stock (i.e., the expense recorded is equal to the 15% discount). The stock-based compensation related to the Purchase Plan is recognized ratably over the six-month purchase period and recognized, along with any payroll withholdings, as a liability on the consolidated balance sheet.

The following table illustrates the pro forma effect on net income and earnings per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee transactions.

Net income, as reported	$3,778,579

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(415,206)

Pro forma net income	$3,363,373

Earnings per share:
Basic and diluted, as reported	$0.09

Basic and diluted, pro forma	$0.08

Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $1.2 million during the three months ended March 31, 2006.

As of March 31, 2006, there was approximately $6.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over 3.7 years.

General Stock Option Information

The following table sets forth the summary of option activity under all of our stock option programs for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,123,565	$5.19
Granted	239,240	16.17
Exercised	(313,289)	3.91
Canceled	(27,771)	5.72

Outstanding at end of period	3,021,745	6.19	6.5	$24,017,624

Exercisable at end of period	1,498,662	4.62	4.9	$14,009,489

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $3.8 million and $269,000, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. During the three months ended March 31, 2006 and 2005, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $1.2 million and $104,000, respectively. During the three months ended March 31, 2006, the benefits of tax deductions recognized through income were approximately $6,000.

Upon the exercise of stock options, the Company issues new shares of common stock from its shares authorized and available for issuance.

A summary of changes in unvested options in the Company’s stock option plans for the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	1,748,745	$2.83
Granted	239,240	9.83
Vested	(437,199)	1.65
Forfeited	(27,703)	3.09

Nonvested at end of period	1,523,083	4.26

During the three months ended March 31, 2005, the Company granted 526,082 options with a weighted-average grant-date fair value of $3.60 per share.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three months ended March 31, 2006 and 2005 are calculated as follows:

	For the Three Months Ended March 31,
	2006	2005
Weighted average shares outstanding (basic)	44,319,210	41,868,052
Impact of dilutive stock options after applying the treasury stock method	1,603,704	1,473,218

Weighted average shares outstanding (diluted)	45,922,914	43,341,270

Stock options outstanding for the three months ended March 31, 2006 and 2005, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, were approximately 242,000 and 1.9 million, respectively.

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

	For the Three Months Ended March 31,
	2006	2005
Net income	$6,951,871	$3,778,579
Foreign currency translation	11,700	—

Comprehensive income	$6,963,571	$3,778,579

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $452.1 million and $426.1 million as of March 31, 2006 and December 31, 2005, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On April 4, 2006, cash segregated in compliance with federal regulations was decreased by $18.4 million, from $452.1 million (the balance as of March 31, 2006) to $433.7 million. Conversely, cash and cash equivalents was increased by $18.4 million, from $60.8 million (the balance as of March 31, 2006) to $79.2 million. On January 4, 2006, cash segregated in compliance with federal regulations was increased by $9.5 million, from $426.1 million (the balance as of December 31, 2005) to $435.6 million. Conversely, cash and cash equivalents was decreased by $9.5 million, from $75.1 million (the balance as of December 31, 2005) to $65.6 million.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $70.1 million at March 31, 2006 and approximately $58.1 million (net of a $226,000 allowance for a potential credit loss) at December 31, 2005. During the three months ended March 31, 2006, the Company collected $200,000 of a previously fully-reserved receivable. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At March 31, 2006 and December 31, 2005, TradeStation Securities was charging a base margin debit interest rate of 8.125% per annum on debit balances in equities brokerage customer accounts.

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

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Securities borrowed from broker-dealers	$26,842,375	$35,005,845
Fees and commissions receivable from clearing agents and other	1,426,853	1,027,384

	$28,269,228	$36,033,229

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

As of March 31, 2006 and December 31, 2005, TradeStation Securities serviced its institutional equities accounts through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were cleared through Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of March 31, 2006, payables to brokerage customers consist primarily of cash balances in brokerage customer accounts. At March 31, 2006 and December 31, 2005, payables to customers totaled $527.7 million and $523.9 million, respectively. These funds are the principal source of funding for margin lending. At March 31, 2006 and December 31, 2005, TradeStation Securities was paying interest at the rate of 1.125% per annum on cash balances in excess of $10,000 in equities brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At March 31, 2006, TradeStation Securities had net capital of approximately $40.0 million (38.9% of aggregate debit items), which was approximately $37.9 million in excess of its required net capital of approximately $2.1 million. At December 31, 2005, TradeStation Securities had net capital of approximately $35.3 million (36.6% of aggregate debit items), which was approximately $33.4 million in excess of its required net capital of approximately $1.9 million.

(10) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of March 31, 2006, the Company had $1.7 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Line of Credit and Guarantee

In June 2005, TradeStation Securities entered into a loan agreement for a revolving credit facility which TradeStation Group has guaranteed. The revolving credit facility provides for borrowings up to $10 million, expires on its first anniversary (June 16, 2006) if not extended or renewed, and is payable on demand. The credit facility is available for TradeStation Securities’ short-term working capital needs. Borrowings under the credit facility bear interest at the LIBOR Market Index Rate plus 1.7% (6.5% as of March 31, 2006) and the outstanding balance must be paid down to a maximum balance of $1,000 on at least five days each month. Accrued interest is payable monthly. There is an unused line of credit fee equal to 25 basis points per annum on the average daily unused available principal balance for the preceding calendar quarter, which is waived if the Company and/or any of its subsidiaries maintain, in the aggregate, on average during a quarterly period, over $1 million of deposits with the counter-party during the first year and, if renewed, over $10 million thereafter. There have not been any borrowings under this line of credit, and the Company has not incurred any unused line of credit fees through March 31, 2006.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has five non-cancelable operating leases for facilities (including 2 data centers) with expirations ranging from May 2006 to February 2011. In addition to the leases for facilities, the Company leases certain office equipment and furniture. Future minimum lease payments as of March 31, 2006 under all operating leases are as follows:

	Gross Payments	Sublease Rentals	Net Payments
2006	$2,042,025	$(97,458)	$1,944,567
2007	2,278,875	(22,050)	2,256,825
2008	2,140,511	—	2,140,511
2009	2,222,736	—	2,222,736
2010	2,265,905	—	2,265,905
Thereafter	3,483,991	—	3,483,991

	$14,434,043	$(119,508)	$14,314,535

During the three months ended March 31, 2006 and 2005, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $852,000 and $861,000, respectively.

Purchase Obligations

As of March 31, 2006, the Company had various purchase obligations through May 2010 of approximately $1.5 million, $642,000, $72,000, $72,000 and $30,000, during 2006, 2007, 2008, 2009 and 2010, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits seeks rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The Tafazzoli/zum Tobel case is well into the discovery phase of litigation and, in the Allen and Gambino cases, the discovery phase has been substantially completed. In the Allen case, motions for summary judgment filed by both the plaintiffs and defendants have been denied, and plaintiffs’ motion to amend their complaint to add a claim for punitive damages was also denied. The Company continues to believe all of the claims in all three cases are baseless; however, no assurances can be given that a judge or jury will agree with the Company’s assessment.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters which are currently pending relating to NASD OATS reporting and NASD short sales procedures, and NASD and CFTC arbitrations or proceedings, incidental to, and part of the ordinary course of, its business. The OATS reporting and NASD short sale procedures matters could ultimately result in censures, sanctions, fines and other negative consequences. There are currently two NASD arbitrations pending against the Company, one of which seeks several million dollars of actual and punitive damages. That pending arbitration is set for hearing in early June 2006, and the Company believes the claims made in that case are baseless.

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

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. For further discussion, see Note 6 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

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

(11) INCOME TAXES

During the three months ended March 31, 2006, the Company recorded an income tax provision of $4.5 million based upon its current estimated annual effective income tax rate of approximately 39%. During the three months ended March 31, 2005, the Company recorded an income tax provision of $2.1 million based upon its then-estimated annual effective income tax rate of approximately 38%, which was partially offset by adjustments to its deferred income tax assets to reflect its anticipated federal income tax rate and other deferred income tax adjustments.

As of March 31, 2006, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.5 million and $124,000, respectively (expiring between 2010 and 2019). These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

(12) SEGMENT AND RELATED INFORMATION

For the three months ended March 31, 2006 and 2005, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended March 31,
	2006	2005
Revenues:
Brokerage services
Revenues, excluding interest	$18,721,588	$15,927,839
Interest income	9,190,678	4,084,319
Interest expense	(1,098,810)	(613,691)

	26,813,456	19,398,467

Software products and services
Revenues, excluding interest	8,528,435	7,117,411
Interest income	313,163	69,491

	8,841,598	7,186,902

Eliminations of intercompany charges to brokerage services segment	(6,270,375)	(4,744,375)

	$29,384,679	$21,840,994

Income before income taxes:
Brokerage services	$7,699,665	$3,256,713
Software products and services	3,759,437	2,628,866

	$11,459,102	$5,885,579

	As of March 31, 2006	As of December 31, 2005
Identifiable assets:
Brokerage services	$589,636,486	$575,763,557
Software products and services	42,441,472	39,370,388

	$632,077,958	$615,133,945

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained herein and with the issues, uncertainties and risk factors related to our business and industry described in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

Overview and Recent Developments

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and is a member of the NASD, New York Stock Exchange (NYSE), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), Options Clearing Corporation (OCC), American Stock Exchange (AMEX), Archipelago Exchange (ARCX), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), Eurex US, International Securities Exchange (ISE), Pacific Exchange (PCX) and Philadelphia Stock Exchange (PHLX). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees), and interest derived from customer balances and margin lending to customers. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Effective December 1, 2005, we launched two additional strategic marketing initiatives designed mainly to accelerate growth in our futures business. The first of the December 2005 initiatives, designed to attract high-volume futures traders, was the change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the new pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). Also, our old price plan charged an all-in-one futures commission that included both exchange and brokerage fees. Under the new plan, these charges are unbundled, so that the customer pays the applicable exchange fees for the contracts traded, plus the tiered TradeStation fees applicable to that customer. This enables customers to see how much each exchange charges for trades, and to better understand and take advantage of reduced fees for exchange members. The second of the December 2005 initiatives was to further reduce the trading activity thresholds that futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. Assuming no offsetting benefits, the per month impact of the December 2005 marketing initiatives during the first quarter of 2006 was decreased brokerage commissions and fees of approximately $300,000 and decreased net income of approximately $186,000. We believe such marketing initiatives will contribute, and may have already contributed during the first quarter of 2006, to our account growth. However, we cannot measure specifically how many accounts are added because of these initiatives and no assurances can be given that material offsetting benefits will be achieved from any of these initiatives.

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Self-clearing has provided substantial cost savings and efficiencies. TradeStation Securities currently clears institutional account securities trades through Bear, Stearns Securities Corp. on a fully-disclosed basis. Futures trades are cleared through R.J. O’Brien & Associates, and forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, each on a fully-disclosed basis. Subsequent to July 15, 2005, forex trades have been cleared through Gain Capital Group, Inc. on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In connection with an extension of its futures clearing agreement (which was set to expire December 31, 2005) and the agreement with its new forex clearing agent, TradeStation Securities began receiving in July 2005 materially more favorable interest-sharing and clearing fee/deal-spread sharing arrangements. These benefits are not based on growth in trading volume or any other contingency.

As of March 31, 2006, TradeStation Securities had 26,797 equities, futures and forex accounts (the vast majority of which were equities and futures accounts). Effective January 1, 2006, a brokerage account is defined as an account that either has a positive asset balance of at least $200 or has activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days. The effect of this modified account definition was a net positive adjustment of 511 accounts as of January 1, 2006 (i.e., a positive adjustment to the number of futures and forex accounts exceeded a negative adjustment to the number of equities accounts by 511). Prior periods have not been and will not be restated to reflect the modification to the definition. The March 31, 2006 number of accounts represented a net increase of 2,313 accounts (excluding the 511 account net positive adjustment) during the first quarter of 2006. TradeStation brokerage clients generated the following client account metrics in the 2006 first quarter:

Annualized trades	582
Annualized net revenue per account	$4,300
Average assets per account – equities	$90,000
Average assets per account – futures	$17,500

During the three months ended March 31, 2006, TradeStation Securities’ brokerage customer account base averaged 59,057 daily average revenue trades (often called “DARTs”), an increase of 48% when compared to 39,801 during the three months ended March 31, 2005.

We compute DARTs as follows: For equities and equity options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity options, we charge commissions based on share volume and number of contracts traded (and not by revenue trade used to calculate DARTs). For futures, we charge commissions on a per contract basis (so each futures revenue trade included to calculate DARTs represents a round-turn commissionable contract traded). It should be noted that as we continue to acquire futures customers who trade larger volumes, and seek to accelerate our acquisition of higher-volume futures accounts, such as futures traders who may be attracted by our new tiered commission pricing structure and institutional traders, the number of futures revenue trades included in DARTs on a per order basis will likely grow. Also, it should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity options, futures, forex – each has a different per unit revenue structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

We also have a United Kingdom subsidiary, TradeStation Europe Limited, which is currently in its start-up phase. In February 2006, TradeStation Europe became authorized by the United Kingdom’s Financial Services Authority (“FSA”) to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may now solicit and introduce UK clients who are active, experienced traders to its US affiliate for equities, options, futures and forex account services. TradeStation Europe is now in the process of putting together what are known as “European Passport” filings for various countries in the European Union, pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Union. We do not anticipate revenues from TradeStation Europe’s operations until, at the earliest, late 2006.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Income Taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. As of March 31, 2006 and December 31, 2005, we had no valuation allowance on our deferred income tax assets. On a periodic basis, we will continue to evaluate our deferred income tax assets to determine if a valuation allowance is required.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. As of December 31, 2005, we had an allowance for a potential credit loss of $226,000. There was no allowance as of March 31, 2006 since we collected $200,000 and wrote-off the balance of this receivable (mostly accrued interest) against this reserve. See Note 6 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. See “Three Months Ended March 31, 2006 and 2005” – “Expenses – Other.”

Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. Each quarter, we continue to evaluate our accruals, if any, for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements, as necessary. The ultimate outcome of such potential claims may be substantially different than our estimates. We have not created any uninsured loss reserves for any of the lawsuits or arbitrations described in Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims, or to which the company is otherwise subject.

Results of Operations

For the three months ended March 31, 2006 and 2005, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce the majority of our revenues for the foreseeable future. For the three months ended March 31, 2006 and 2005, the brokerage services segment accounted for approximately 91% and 89%, respectively, of our total consolidated net revenues. Given the size of those percentages, other than our discussion and table in Note 12 – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period:

	For the Three Months Ended March 31,		$ Change	% Change
	2006	2005
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$18,632	$15,839	$2,793	18

Interest income	9,504	4,154	5,350	129
Brokerage interest expense	1,099	614	485	79

Net interest income	8,405	3,540	4,865	137
Subscription fees and other	2,348	2,462	(114)	(5)

Net revenues	29,385	21,841	7,544	35

Expenses:
Employee compensation and benefits	6,967	5,590	1,377	25
Clearing and execution	5,828	4,831	997	21
Data centers and communications	1,531	1,574	(43)	(3)
Advertising	957	962	(5)	(1)
Professional services	758	1,052	(294)	(28)
Occupancy and equipment	622	601	21	3
Depreciation and amortization	483	434	49	11
Other	780	911	(131)	(14)

Total expenses	17,926	15,955	1,971	12

Income before income taxes	11,459	5,886	5,573	95
Income tax provision	4,507	2,107	2,400	114

Net income	$6,952	$3,779	$3,173	84

Three Months Ended March 31, 2006 and 2005

Net revenues were $29.4 million for the three months ended March 31, 2006, as compared to $21.8 million for the three months ended March 31, 2005, an increase of $7.5 million, or 35%. The primary reasons were increased net interest income of $4.9 million, or 137%, as a result of higher interest rates, higher aggregate cash and margin balances and a more favorable interest-sharing arrangement with our futures clearing firm, and increased brokerage commissions and fees of approximately $2.8 million, or 18%, as a result of higher trade volume related mostly to growing our brokerage account base.

Income before income taxes was $11.5 million (39% of net revenues) for the three months ended March 31, 2006, as compared to $5.9 million (27% of net revenues) for the three months ended March 31, 2005, an increase of $5.6 million, or 95%. Our improvement in income before income taxes was due primarily to our increased net interest income of $4.9 million and our increased brokerage commissions and fees of $2.8 million, partially offset by increased employee compensation and benefits of $1.4 million and increased clearing and execution costs of $997,000. The increase in our income before income tax margin from 27% to 39% was due primarily to our increased net interest income.

During the three months ended March 31, 2006, we recorded an income tax provision of $4.5 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended March 31, 2005, we recorded an income tax provision of $2.1 million based upon our then-estimated annual effective income tax rate of approximately 38%, which was partially offset by adjustments to our deferred income tax assets to reflect our current anticipated federal income tax rate and other deferred income tax adjustments. See “Income Taxes” below.

Net income was approximately $7.0 million for the three months ended March 31, 2006, as compared to $3.8 million for the three months ended March 31, 2005, an increase of $3.2 million, or 84%, due primarily to our 35% year-over-year increase in revenues and the increase of our income before income tax margin from 27% to 39%, partially offset by a higher effective tax rate in the 2006 first quarter.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended March 31, 2006, brokerage commissions and fees were approximately $18.6 million, as compared to $15.8 million for the three months ended March 31, 2005. This $2.8 million, or 18%, increase was due primarily to increased brokerage commissions of $3.5 million from higher trading volume related mostly to growing our brokerage customer account base, partially offset by reduced futures commission pricing, and partially offset by a decrease in platform and other fees as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of our monthly platform fee, as further discussed in this paragraph. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Effective December 1, 2005, we launched two other strategic marketing initiatives designed mainly to accelerate growth in our futures business. The first of the December 2005 initiatives, designed to attract high-volume futures traders, was the change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the new pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). Also, our old price plan charged an all-in-one futures commission that included both exchange and brokerage fees. Under the new plan, these charges are unbundled, so that the customer pays the applicable exchange fees for the contracts traded, plus the tiered TradeStation fees applicable to that customer. This enables customers to see how much each exchange charges for trades, and to better understand and take advantage of reduced fees for exchange members. The second of the December 2005 initiatives was to further reduce the trading activity thresholds futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. Assuming no offsetting benefits, the per month impact of the December 2005 marketing initiatives during the first quarter of 2006 was decreased brokerage commissions and fees of approximately $300,000 and decreased net income of approximately $186,000. We believe such marketing initiatives will contribute, and may have already contributed during the first quarter of 2006, to our account growth. However, we cannot measure specifically how many accounts have been added because of these initiatives and no assurances can be given that material offsetting benefits will be achieved from any of these initiatives.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents. For the three months ended March 31, 2006, interest income was $9.5 million, as compared to approximately $4.2 million for the three months ended March 31, 2005. This $5.4 million, or 129%, increase was due primarily to increased interest rates (increases in the federal funds target rate of interest, more favorable interest income-sharing with our futures clearing agent and increased base margin debit interest rates) and account growth. Since the beginning of 2005, the federal funds target rate of interest was increased by 25 basis points ten times, from 2.25% to 4.75% at March 31, 2006. These increases resulted in increases in the amounts we earned on our client’s cash account balances. During the three months ended March 31, 2006, the weighted average federal funds target rate of interest was approximately 4.43%, an increase of 82% as compared with the weighted average rate of 2.44% for the same period in 2005. Also, since February 2005 we increased the base margin debit interest rate that we charge our customers from 6.375% in January 2005 to 8.125% by August 2005, and such rate has remained constant through March 31, 2006. During the three months ended March 31, 2006, the weighted average base margin debit rate that we charge our customers was 24% higher than the rate charged to our customers during the same period of 2005. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more favorable debit or credit rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, if any, which is included in Expenses – Other Expenses below. For the three months ended March 31, 2006, brokerage interest expense was $1.1 million, as compared to $614,000 for the three months ended March 31, 2005. This $485,000, or 79%, increase was due primarily to increased interest rates and account growth. During the three months ended March 31, 2006, the average annual credit interest rate paid to our equities customers was 1.125%, as compared to approximately 0.764% during the three months ended March 31, 2005. As of March 31, 2006 and through the date of this report, our equities customers earn interest at the rate of 1.125% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, royalties and commissions received from third parties whose customers use our legacy software products and direct sales of our legacy customer software products. Subscription fees and other revenues were approximately $2.3 million during the three months ended March 31, 2006, as compared to $2.5 million during the three months ended March 31, 2005, a decrease of approximately $114,000, or 5%, due primarily to a decrease in royalties and commissions received from third parties and, to a lesser extent, decreased subscription fees. The expected decrease in royalties and subscription fees is the result of not having marketed subscription services or legacy customer software products since 2000. Effective May 1, 2006, we increased the rates we charge for most of our monthly subscriptions to non-brokerage customers by $50. The positive impact, if any, of this increase will depend upon how many customers terminate their subscription service or do not buy new subscriptions as a result of the price increase, and how many (if any) decide to become brokerage customers instead of continuing their subscriptions. We expect royalties and commissions from third parties to continue to decrease and to reach a de minimus amount by year end.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions and bonuses (and, beginning in 2006, stock-based compensation) and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $7.0 million for the three months ended March 31, 2006, as compared to $5.6 million for the three months ended March 31, 2005, an increase of $1.4 million, or 25%. This increase was due primarily to increases in wages paid to employees of $480,000 and stock-based compensation of $400,000 and, to a lesser extent, increases in accrued bonuses, sales commissions, employee benefits and recruitment and related expenses. The increase in wages was due to annual merit increases and increased headcount. During the three months ended March 31, 2006, there was an average of 270 full-time equivalent employees, as compared to 257 full-time equivalent employees during the three months ended March 31, 2005. Employee compensation and benefits expenses are anticipated to increase during 2006 as a result of planned additions to employee headcount to support expansion of our business operations, including the July 2006 planned opening of a sales office in Chicago. For further discussion of stock-based compensation expense, see Recently Issued Accounting Standards below.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $5.8 million for the three months ended March 31, 2006, as compared to $4.8 million for the three months ended March 31, 2005, an increase of approximately $997,000, or 21%, as a result of higher trade volume. Clearing and execution costs as a percentage of brokerage commissions and fees increased slightly to 31% during the three months ended March 31, 2006, as compared to 30% during the three months ended March 31, 2005. This increase in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to lower platform fees as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of the monthly platform fee and a new futures brokerage commission structure that rewards more active traders with lower pricing, partially offset by the benefits received from self-clearing of equity option trades in the 2006 first quarter and the continued benefits of equities self-clearing as equities brokerage commissions increased year over year (a substantial portion of which are fixed) and reduced clearing fee rates for futures.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $1.5 million for the three months ended March 31, 2006, as compared to $1.6 million for the three months ended March 31, 2005, a decrease of $43,000, or 3%.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits, including postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended March 31, 2006 were $957,000, as compared to $962,000 for the three months ended March 31, 2005, a decrease of $5,000, or 1%. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to lower futures commissions and the trade activity thresholds that need to be met for a brokerage customer’s monthly platform fee to be waived, are factors that may impact the level of advertising in the future.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $758,000 for the three months ended March 31, 2006, as compared to $1.1 million for the three months ended March 31, 2005, a decrease of $294,000, or 28%, due primarily to decreased legal fees.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $622,000 for the three months ended March 31, 2006, as compared to $601,000 for the three months ended March 31, 2005, an increase of $21,000, or 3%.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets (in 2005 only). Depreciation and amortization expenses were $483,000 for the three months ended March 31, 2006, as compared to $434,000 for the three months ended March 31, 2005, an increase of $49,000, or 11%. This increase was due primarily to higher depreciation of fixed assets related to capital expenditures.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $780,000 for the three months ended March 31, 2006, as compared to $911,000 for the three months ended March 31, 2005, a decrease of $131,000, or 14%. This decrease was due primarily to decreased customer debits and errors of $186,000 and decreased insurance of $82,000, partially offset by increases in regulatory fees and expenses, settlements, public company expenses, supplies and travel-related expenses. The decrease in customer debits and errors was due primarily to the collection of $200,000 of a receivable from a brokerage customer, previously considered uncollectible and fully reserved.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. For information regarding the risks related to the variability of quarterly results, see ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005.

Income Taxes

During the three months ended March 31, 2006, we recorded an income tax provision of $4.5 million based upon our estimated annual effective income tax rate of approximately 39%. During the three months ended March 31, 2005, we recorded an income tax provision of $2.1 million based upon our then-estimated annual effective income tax rate of approximately 38%, which was partially offset by adjustments to our deferred income tax assets to reflect our then-anticipated federal income tax rate of 35% and other deferred income tax adjustments.

As of March 31, 2006, for financial reporting purposes, we estimate that we had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.5 million and $124,000, respectively (expiring between 2010 and 2019). These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of approximately $60.8 million, of which $1.7 million was restricted, supporting a facility lease. On April 4, 2006, as a result of TradeStation Securities’ March 31, 2006 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $18.4 million of the $452.1 million of cash segregated in compliance with federal regulations shown on our consolidated balance sheet at March 31, 2006 was transferred to cash and cash equivalents.

As of March 31, 2006, TradeStation Securities had: $452.1 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $70.1 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $28.3 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $527.7 million at March 31, 2006. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future. Additionally, TradeStation Securities has available to it a revolving credit facility (which expires June 10, 2006, if not extended or renewed) which provides for borrowings up to $10 million for short-term working capital needs and which needs to be fully pre-paid at least five times per calendar month. To date, there have been no borrowings under this revolving credit facility. See Note 10 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Line of Credit and Guarantee.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At March 31, 2006, TradeStation Securities had net capital of approximately $40.0 million (38.9% of aggregate debit items), which was approximately $37.9 million in excess of its required net capital of approximately $2.1 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of March 31, 2006, we had interest-bearing security deposits and short-term treasury bills totaling $11.2 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of March 31, 2006, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations (net of subleases) and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2006	2007 - 2009	2010 - 2011	Thereafter
Operating lease obligations	$14,314,535	$1,944,567	$6,620,072	$4,362,610	$1,387,286
Purchase obligations	2,327,499	1,511,353	786,146	30,000	—

Total	$16,642,034	$3,455,920	$7,406,218	$4,392,610	$1,387,286

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of between $2.5 million and $7.0 million for the remainder of 2006. These capital expenditures are primarily for the purchase of computer hardware and software for our data server farms, hardware and software to upgrade our telephone and recording systems, the opening of our Chicago office and back-office systems – all to support the growth of our business and improve and enhance the stability and robustness of our systems. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash used in operating activities totaled approximately $15.7 million during the three months ended March 31, 2006, as compared to net cash provided by operating activities of $23.7 million during the three months ended March 31, 2005. Net cash used in operating activities during the three months ended March 31, 2006 of $15.7 million was due primarily to timing differences related to funding cash segregated in compliance with federal regulations ($18.4 million transferred from cash segregated in compliance with federal regulations to cash on April 4, 2006, as opposed to $9.5 million transferred from cash to cash segregated in compliance with federal regulations on January 4, 2006) and an increase in receivables from brokerage customers offset by net income as adjusted for non-cash items, a decrease in receivables from brokers, dealers, clearing organizations and clearing agents, and increases in payables to brokerage customers and accrued expenses. Net cash provided by operating activities during the three months ended March 31, 2005 of $23.7 million was due primarily to timing differences related to brokerage customer credit balances (including approximately $16.2 million transferred to cash segregated in compliance with federal regulations on April 4, 2005) and, to a lesser extent, net income of $3.8 million, adjustments for non-cash items of $2.6 million, and a decrease in security deposits with clearing organizations and clearing agents of $2.2 million.

Investing activities used cash of $1.0 million and $1.2 million during the three months ended March 31, 2006 and 2005, respectively. Investing activities in both years were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms).

Financing activities provided cash of $2.5 million and $132,000 during the three months ended March 31, 2006 and 2005, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans provided cash of approximately $1.2 million and $136,000 during the three months ended March 31, 2006 and 2005, respectively. Excess tax benefits from the exercise of stock options were approximately $1.2 million during the three months ended March 31, 2006.

Recently Issued Accounting Standards

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006. SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. We have adopted the fair value provisions of SFAS No. 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated. During the three months ended March 31, 2006, the adoption of SFAS 123R resulted in $400,000 of stock-based compensation included in employee compensation and benefits in our consolidated statement of income. Accordingly, our income before income taxes and net income for the three months ended March 31, 2006 were $400,000 and $379,000, respectively, lower than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25. If we had not adopted SFAS 123R, basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.17 and $0.16, respectively, as compared to the reported basic and diluted earnings per share of $0.16 and $0.15, respectively.

Prior to the adoption of SFAS 123R, we presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $1.2 million during the three months ended March 31, 2006. See Note 2 – STOCK-BASED COMPENSATION for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expenses.

As of March 31, 2006, there was approximately $6.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to the company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over 3.7 years.

We adopted SFAS No. 154, Accounting Changes and Error Corrections, effective January 1, 2006. SFAS No. 154, which is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, provides guidance on accounting for and reporting of accounting changes and error corrections. It requires a voluntary change in accounting principle to be applied retrospectively to all prior periods’ financial statements as if the principle had always been applied. Previously, voluntary changes in accounting principles were required to be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of change. The adoption of SFAS No. 154 did not have any impact on our consolidated financial position, results of operations or cash flows.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $452.1 million at March 31, 2006. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $527.7 million at March 31, 2006, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. We estimate that, based upon our brokerage customer balances at March 31, 2006, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $44,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities. As of March 31, 2006, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. Any increase or decrease in interest rates will not have a material impact on our interest earned on our corporate cash balances or security deposits.

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

Our revenues and financial instruments are denominated primarily in U.S. dollars, and we do not invest in derivative financial instruments.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors during the first quarter of 2006 from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in Part I of this report, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended March 31, 2006, we issued to 232 employees (including four executive officers) options to purchase an aggregate of 239,240 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $15.54 to $16.58 per share, which was the fair market value (as defined in the Incentive Stock Plan) of the Company’s common stock on the date the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course (i.e., annual grants related to 2005 performance), and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the first quarter of 2006.

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

TradeStation Group, Inc.
Registrant

May 9, 2006	/s/ David H. Fleischman
Date	David H. Fleischman
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