Form 10-Q
period 2006-06-30
TRADESTATION GROUP INC
filed 2006-08-08
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The registrant had 44,695,155 shares of common stock, $.01 par value, outstanding as of August 1, 2006.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $1,672,497 at June 30, 2006 and December 31, 2005	$81,236,499	$75,101,842
Cash segregated in compliance with federal regulations	410,085,036	426,061,999
Receivables from brokers, dealers, clearing organizations and clearing agents	22,316,138	36,033,229
Receivables from brokerage customers, net	78,889,844	58,132,743
Property and equipment, net	8,315,944	3,212,019
Deferred income taxes	1,944,384	2,150,218
Deposits with clearing organizations and clearing agents	13,207,854	11,243,184
Other assets	5,228,494	3,198,711

Total assets	$621,224,193	$615,133,945

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Payables to brokers, dealers and clearing organizations	$245,953	$789,824
Payables to brokerage customers	507,829,423	523,895,972
Accounts payable	4,483,699	2,416,272
Accrued expenses	6,957,778	5,511,153

Total liabilities	519,516,853	532,613,221

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 44,658,906 and 44,179,936 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	446,589	441,799
Additional paid-in capital	72,060,419	67,524,908
Retained earnings	29,146,397	14,550,950
Accumulated other comprehensive income	53,935	3,067

Total shareholders’ equity	101,707,340	82,520,724

Total liabilities and shareholders’ equity	$621,224,193	$615,133,945

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Brokerage commissions and fees	$20,007,857	$16,502,478	$38,640,290	$32,341,397

Interest income	11,162,025	5,230,337	20,665,866	9,384,147
Brokerage interest expense	1,119,148	833,799	2,217,958	1,447,490

Net interest income	10,042,877	4,396,538	18,447,908	7,936,657

Subscription fees and other	2,400,085	2,446,318	4,747,300	4,908,274

Net revenues	32,450,819	23,345,334	61,835,498	45,186,328

EXPENSES:
Employee compensation and benefits	7,230,492	5,682,421	14,197,263	11,272,439
Clearing and execution	6,856,437	5,054,788	12,684,120	9,885,212
Data centers and communications	1,618,377	1,474,693	3,149,180	3,049,015
Advertising	1,101,775	1,007,692	2,058,392	1,969,626
Professional services	678,148	655,442	1,436,708	1,707,576
Occupancy and equipment	633,532	603,159	1,255,694	1,204,527
Depreciation and amortization	564,982	460,435	1,047,593	894,638
Other	1,165,620	907,571	1,945,990	1,818,583

Total expenses	19,849,363	15,846,201	37,774,940	31,801,616

Income before income taxes	12,601,456	7,499,133	24,060,558	13,384,712

INCOME TAX PROVISION	4,957,880	2,822,008	9,465,111	4,929,008

Net income	$7,643,576	$4,677,125	$14,595,447	$8,455,704

EARNINGS PER SHARE:
Basic	$0.17	$0.11	$0.33	$0.20

Diluted	$0.17	$0.11	$0.32	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,570,353	42,173,423	44,444,782	42,020,721

Diluted	45,916,057	43,789,156	45,919,485	43,565,197

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,595,447	$8,455,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,047,593	894,638
Stock-based compensation	765,384	—
Tax benefit on exercise of stock options	—	1,923,587
Deferred income tax provision	205,834	4,283,660
Loss from disposal of fixed assets	64,456	—
Recovery of credit losses	(225,588)	—
(Increase) decrease in:
Cash segregated in compliance with federal regulations	15,976,963	(43,564,762)
Receivables from brokers, dealers, clearing organizations and clearing agents	13,717,091	(6,303,311)
Receivables from brokerage customers	(20,531,513)	(1,613,847)
Prepaid income taxes	(584,287)	(3,057,755)
Deposits with clearing organizations and clearing agents	(1,964,670)	5,229,121
Other assets	(1,403,999)	(310,514)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(543,871)	(2,657,665)
Payables to brokerage customers	(16,066,549)	42,767,010
Accounts payable	(466,660)	(203,968)
Accrued expenses	535,920	(1,654,594)

Net cash provided by operating activities	5,121,551	4,187,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,771,182)	(1,321,753)
Investment in clearing organizations and exchanges	(41,497)	—

Net cash used in investing activities	(2,812,679)	(1,321,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,853,074	2,199,444
Excess tax benefits from exercise of stock options	1,921,843	—
Repayment of capital lease obligations	—	(3,053)

Net cash provided by financing activities	3,774,917	2,196,391

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	50,868	—

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	6,134,657	5,061,942

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	73,429,345	30,199,809

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$79,564,002	$35,261,751

(continued)

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,217,958	$1,447,490

Cash paid for income taxes	$8,502,753	$3,739,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Equipment acquired, but not yet paid for	$3,444,792	$—

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the three

and six months ended June 30, 2006 and 2005 are unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (the “Company”) is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. TradeStation Securities is a securities broker-dealer and futures commission merchant. TradeStation Technologies develops and offers strategy trading software tools and subscription services. The Company also has a United Kingdom subsidiary, TradeStation Europe Limited, which is currently in its start-up phase.

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2006 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on its financial position and results of operations.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company has adopted the fair value provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated. As a result of adopting SFAS 123R on January 1, 2006, the charge to income before income taxes for the three and six months ended June 30, 2006 was $365,000 and $765,000, respectively, of stock-based compensation included in employee compensation and benefits in the Company’s consolidated statement of income. The impact of adopting SFAS 123R is a reduction to net income for the three and six months ended June 30, 2006 of $307,000 and $686,000, respectively. The impact of adopting SFAS 123R on basic and diluted earnings per share for the three months ended June 30, 2006 is $0.01 per share and $0.00 per share lower, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the six months ended June 30, 2006 is $0.01 per share lower.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $1.9 million during the six months ended June 30, 2006. See Note 2 – STOCK-BASED COMPENSATION for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expenses.

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

Stock Plans

The Company has reserved 12 million shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan, as amended and restated (the “Incentive Stock Plan”). The Company’s Board of Directors recently authorized, and the Company’s shareholders recently approved, an increase in the number of shares to that 12 million number, as well as an extension of the expiration date of the Incentive Stock Plan to June 5, 2016. Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Currently, only stock options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. Options are generally granted by the Company at an exercise price equal to the fair value (as defined in the Incentive Stock Plan) at the date of grant, vest over a period of 5 years, and expire 10 years after the grant date. At June 30, 2006, there were 4,746,304 shares available for future grants under the Incentive Stock Plan.

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

The Company has reserved 350,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors. Options under this plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Director Plan) at the date of grant, vest over a period of three years, and expire five years after the grant date. At June 30, 2006, there were 88,000 shares available for future grants under the Director Plan.

See General Stock Option Information below for additional information about options outstanding as of June 30, 2006.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan, as amended (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. Effective with the offering period beginning January 3, 2006, the Purchase Plan was amended so that the exercise price for the options for each six-month Purchase Plan period is equal to 85% of the fair market value of the Company’s common stock on the exercise date (i.e., the end of the six-month period). During the three and six-month periods ended June 30, 2006 and 2005, 8,874 and 13,474 shares of common stock were issued under the plan at a price of $10.77 and $5.86, respectively. At June 30, 2006, there were 244,971 shares available for future grants under the Purchase Plan.

Stock Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees the Company records compensation expense in the statement of income when such equity instruments are issued. There were no stock-based transactions with non-employees during the three or six months ended June 30, 2006 or 2005; therefore, no such compensation expense was recorded.

As permitted by SFAS No. 123, prior to January 1, 2006, the Company accounted for its stock-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and recognized no compensation cost for employee stock options because options granted under the Company’s plans have had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date of adoption, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., the portion of stock-based awards granted prior to the effective date of adoption that were not vested as of the effective date). Under this method of transition, results for prior periods are not restated.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the market price of our stock, exercise price of an award, expected term of award, volatility of our stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee options (which vest over a five-year period) and non-employee director options (which vest over a three-year period).

For both employee and non-employee director stock option awards, the expected term of all options granted is estimated by taking a weighted average of the following factors: (i) historical holding term from grant date to exercise date; (ii) the historical holding term from grant date to post-vest cancellation date; and (iii) the projected term for the outstanding options based on a midpoint scenario whereby all vested options would be exercised midway between the valuation date and the contractual term. The expected volatility assumptions are based upon a cumulative look-back of historical volatility calculated on a daily basis over the expected term of an award. The risk-free interest rate that is used in the option valuation model is based upon the U.S. Treasury note yields with a remaining term similar to the expected term of the particular options awarded. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is used in the valuation model.

In accordance with SFAS 123R, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data to estimate pre-vesting option forfeitures are used, and stock-based compensation expense is recorded only for those awards that are expected to vest. Estimated forfeitures were not used in our expense calculation for prior year pro forma footnote disclosures. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Risk free interest rate	4 - 5%	3%	4 - 5%	3%
Volatility factor	52 - 61%	63%	52 - 63%	63%
Weighted average life (years)	3.8 - 5.8	4.0	3.8 - 5.8	4.0

As a result of adopting SFAS 123R, the charge to income before income taxes for the three and six months ended June 30, 2006, was $365,000 and $765,000, respectively, of stock-based compensation included in employee compensation and benefits in the Company’s consolidated statement of income. The impact of adopting SFAS 123R is a reduction to net income for the three and six months ended June 30, 2006 of $307,000 and $686,000, respectively. The impact of adopting SFAS 123R on basic and diluted earnings per share for the three months ended June 30, 2006 is $0.01 per share and $0.00 per share lower, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the six months ended June 30, 2006 is $0.01 per share lower.

Effective January 1, 2006, in accordance with SFAS No. 123R, the Company has recorded stock-based compensation related to the Purchase Plan. The amount related to the Purchase Plan is included in the $365,000 and $765,000 amounts discussed earlier in this footnote. The amount of compensation expense for Purchase Plan transactions is the difference between the fair value of the stock to be purchased and the purchase price of the stock (i.e., the expense recorded is equal to the 15% discount). The stock-based compensation related to the Purchase Plan is recognized ratably over the six-month purchase period and recognized, along with any payroll withholdings, as a liability on the consolidated balance sheet.

The following table illustrates the pro forma effect on net income and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee transactions.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income, as reported	$4,677,125	$8,455,704

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(399,863)	(815,069)

Pro forma net income	$4,277,262	$7,640,635

Earnings per share:
Basic, as reported	$0.11	$0.20

Diluted, as reported	$0.11	$0.19

Basic, pro forma	$0.10	$0.18

Diluted, pro forma	$0.10	$0.18

As of June 30, 2006, there was approximately $5.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over 3.5 years.

General Stock Option Information

The following table sets forth the summary of option activity under all of our stock option programs for the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,123,565	$5.19
Granted	277,240	15.90
Exercised	(470,096)	3.74
Canceled	(39,867)	6.13

Outstanding at end of period	2,890,842	6.44	6.4	$18,875,113

Exercisable at end of period	1,345,337	4.77	4.9	$10,629,656

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1.8 million and $5.7 million, respectively, compared to approximately $4.9 million and $5.2 million, respectively, in the same periods last year. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the three and six months ended June 30, 2006, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $683,000 and $1.9 million, respectively, as compared to $1.8 million and $1.9 million, respectively, in the same periods last year. During the three and six months ended June 30, 2006, the benefits of tax deductions recognized through income were approximately $10,000 and $17,000, respectively.

Upon the exercise of stock options, the Company issues new shares of common stock from its shares authorized and available for issuance.

A summary of changes in unvested options in the Company’s stock option plans for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	1,748,745	$2.83
Granted	277,240	9.43
Vested	(440,699)	1.67
Forfeited	(39,781)	3.33

Nonvested at end of period	1,545,505	4.20

During the six months ended June 30, 2005, the Company granted 526,082 options with a weighted-average grant-date fair value of $3.60 per share.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three and six months ended June 30, 2006 and 2005 were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding (basic)	44,570,353	42,173,423	44,444,782	42,020,721
Impact of dilutive stock options after applying the treasury stock method	1,345,704	1,615,733	1,474,703	1,544,476

Weighted average shares outstanding (diluted)	45,916,057	43,789,156	45,919,485	43,565,197

Presented below are stock options outstanding that were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	278,173	1,006,546	278,173	1,006,546

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$7,643,576	$4,677,125	$14,595,447	$8,455,704
Foreign currency translation	39,168	—	50,868	—

Comprehensive income	$7,682,744	$4,677,125	$14,646,315	$8,455,704

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $410.1 million and $426.1 million as of June 30, 2006 and December 31, 2005, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On July 5, 2006, cash segregated in compliance with federal regulations was decreased by $1.6 million, from $410.1 million (the balance as of June 30, 2006) to $408.5 million. Conversely, cash and cash equivalents increased by $1.6 million, from $81.2 million (the balance as of June 30, 2006) to $82.8 million. On January 4, 2006, cash segregated in compliance with federal regulations was increased by $9.5 million, from $426.1 million (the balance as of December 31, 2005) to $435.6 million. Conversely, cash and cash equivalents decreased by $9.5 million, from $75.1 million (the balance as of December 31, 2005) to $65.6 million.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $78.9 million at June 30, 2006 and approximately $58.1 million (net of a $226,000 allowance for a potential credit loss) at December 31, 2005. During the first six months of 2006, the Company collected $200,000 of a previously fully-reserved receivable (relating to the $226,000 allowance referred to in the previous sentence). Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At June 30, 2006 and December 31, 2005, TradeStation Securities was charging a base margin debit interest rate of 8.25% and 8.125% per annum, respectively, on debit balances in equities brokerage customer accounts.

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

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Securities borrowed from broker-dealers	$20,955,900	$35,005,845
Fees and commissions receivable from clearing agents and other	1,360,238	1,027,384

	$22,316,138	$36,033,229

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

As of June 30, 2006 and December 31, 2005, TradeStation Securities serviced its institutional equities accounts through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were cleared through Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of June 30, 2006, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At June 30, 2006 and December 31, 2005, payables to customers totaled $507.8 million and $523.9 million, respectively. These funds are the principal source of funding for margin lending. At June 30, 2006 and December 31, 2005, TradeStation Securities was paying interest at the rate of 1.25% and 1.125% per annum, respectively, on the portion of cash balances in excess of $10,000 in equities brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At June 30, 2006, TradeStation Securities had net capital of approximately $43.3 million (40.3% of aggregate debit items), which was approximately $41.2 million in excess of its required net capital of approximately $2.1 million. At December 31, 2005, TradeStation Securities had net capital of approximately $35.3 million (36.6% of aggregate debit items), which was approximately $33.4 million in excess of its required net capital of approximately $1.9 million.

(10) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of June 30, 2006, the Company had $1.7 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Line of Credit

In June 2005, TradeStation Securities entered into a loan agreement for a revolving credit facility which provided for borrowings up to $10 million. This credit facility expired on June 16, 2006. There were no borrowings under this line of credit, and the Company did not incur any unused line of credit fees through the expiration of this agreement.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including our recently-opened Chicago office) with expirations ranging from February 2007 to February 2011. In addition to the leases for facilities, the Company leases certain office equipment and furniture. Future minimum lease payments as of June 30, 2006 under all operating leases are as follows:

	Gross Payments	Sublease Rentals	Net Payments
2006	$1,567,067	$(64,972)	$1,502,095
2007	2,560,503	(22,050)	2,538,453
2008	2,129,175	—	2,129,175
2009	2,209,038	—	2,209,038
2010	2,252,208	—	2,252,208
Thereafter	3,481,629	—	3,481,629

	$14,199,620	$(87,022)	$14,112,598

Total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) for the three months ended June 30, 2006 and 2005 was $858,000 and $785,000, respectively. Total rent expense for the six months ended June 30, 2006 and 2005 was $1.7 million and $1.6 million, respectively.

Purchase Obligations

As of June 30, 2006, the Company had various purchase obligations totaling $1.9 million through May 2010 as follows: $1.0 million, $741,000, $72,000, $72,000 and $30,000 for 2006 (last six months), 2007, 2008, 2009 and 2010, respectively, related primarily to back office systems and telecommunications services.

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

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters which are currently pending relating to NASD OATS reporting, short sales procedures and short interest reporting, and one pending NASD arbitration, incidental to, and part of the ordinary course of, its business. The NASD regulatory matters could ultimately result in censures, sanctions, fines and other negative consequences.

While no assurances can be given, the Company does not believe that the ultimate outcome of any of the above legal matters or claims will result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon the Company’s assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company’s business. The Company recently reviewed this insurance with insurance agents and the Company’s view remains unchanged.

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

(11) INCOME TAXES

During the three and six months ended June 30, 2006, the Company recorded an income tax provision of $5.0 million and $9.5 million, respectively, based upon its current estimated annual effective income tax rate of approximately 39%. During the three and six months ended June 30, 2005, the Company recorded an income tax provision of $2.8 million and $4.9 million, respectively, based upon its then-estimated annual effective income tax rate of approximately 38%, which was partially offset by adjustments to its deferred income tax assets to reflect its anticipated federal income tax rate and other deferred income tax adjustments.

As of June 30, 2006, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.5 million and $124,000, respectively (expiring between 2010 and 2019). These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

(12) SEGMENT AND RELATED INFORMATION

For the three and six months ended June 30, 2006 and 2005, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement which reflect current business relationships and seek to address applicable regulatory requirements regarding expense sharing. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Brokerage services
Revenues, excluding interest	$20,086,049	$16,583,709	$38,807,637	$32,511,548
Interest income	10,771,044	5,126,287	19,961,722	9,210,606
Interest expense	(1,119,148)	(833,799)	(2,217,958)	(1,447,490)

	29,737,945	20,876,197	56,551,401	40,274,664
Software products and services
Revenues, excluding interest	9,218,518	7,421,587	17,746,953	14,538,998
Interest income	390,981	104,050	704,144	173,541

	9,609,499	7,525,637	18,451,097	14,712,539
Eliminations of intercompany charges to brokerage services segment	(6,896,625)	(5,056,500)	(13,167,000)	(9,800,875)

	$32,450,819	$23,345,334	$61,835,498	$45,186,328

Income before income taxes:
Brokerage services	$7,977,476	$4,098,989	$15,677,141	$7,355,702
Software products and services	4,623,980	3,400,144	8,383,417	6,029,010

	$12,601,456	$7,499,133	$24,060,558	$13,384,712

			As of June 30, 2006	As of December 31, 2005
Identifiable assets:
Brokerage services			$577,702,920	$575,763,557
Software products and services			43,521,273	39,370,388

			$621,224,193	$615,133,945

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

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees) and interest derived from customer balances and margin lending to customers. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Effective December 1, 2005, we launched two additional strategic marketing initiatives designed mainly to accelerate growth in our futures business. The first of the December 2005 initiatives, designed to attract high-volume futures traders, was the change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the new pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). Also, our old price plan charged an all-in-one futures commission that included both exchange and brokerage fees. Under the new plan, these charges are unbundled, so that the customer pays the applicable exchange fees for the contracts traded, plus the tiered TradeStation fees applicable to that customer. This enables customers to see how much each exchange charges for trades, and to better understand and take advantage of reduced fees for exchange members. The second of the December 2005 initiatives was to further reduce the trading activity thresholds that futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. We believe such marketing initiatives have contributed to our account growth during the first half of 2006. However, we cannot measure specifically how many accounts have been added because of these initiatives and no assurances can be given that material offsetting benefits have been or will be achieved from any of these initiatives.

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base and terminated Broadcort’s clearing services. Self-clearing has provided substantial cost savings and efficiencies. TradeStation Securities currently clears institutional account securities trades through Bear, Stearns Securities Corp. on a fully-disclosed basis. Futures trades are cleared through R.J. O’Brien & Associates, and forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, each on a fully-disclosed basis. Subsequent to July 15, 2005, forex trades have been cleared through Gain Capital Group, Inc. on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In connection with an extension of its futures clearing agreement (which was set to expire December 31, 2005) and the agreement with its new forex clearing agent, TradeStation Securities began receiving in July 2005 materially more favorable interest-sharing and clearing fee/deal-spread sharing arrangements. These benefits are not based on growth in trading volume or any other contingency.

As of June 30, 2006, TradeStation Securities had 28,682 equities, futures and forex accounts (the vast majority of which were equities and futures accounts). Effective January 1, 2006, a brokerage account has been defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days. The effect of this modified account definition was a net positive adjustment of 511 accounts as of January 1, 2006 (i.e., a positive adjustment to the number of futures and forex accounts exceeded a negative adjustment to the number of equities accounts by 511). Prior periods have not been and will not be restated to reflect the modification to the definition. The June 30, 2006 number of accounts represented a net increase of 1,885 and 4,198 accounts during the three and six months ended June 30, 2006. TradeStation brokerage clients generated the following client account metrics in the three and six months ended June 30, 2006:

	3 Months Ended June 30, 2006	6 Months Ended June 30, 2006
Annualized trades	567	574
Annualized net revenue per brokerage account	$4,300	$4,300

As of June 30, 2006
Average assets per account – equities	$82,500
Average assets per account – futures	$16,800

During the three and six months ended June 30, 2006, TradeStation Securities’ brokerage customer account base averaged 62,461 and 60,773 daily average revenue trades (often called “DARTs”), an increase of 52% and 50% when compared to the 41,086 and 40,459 DARTs during the three and six months ended June 30, 2005.

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

Income Taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. As of June 30, 2006 and December 31, 2005, we had no valuation allowance on our deferred income tax assets. On a periodic basis, we will continue to evaluate our deferred income tax assets to determine if a valuation allowance is required.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. As of December 31, 2005, we had an allowance for a potential credit loss of $226,000. There was no allowance as of June 30, 2006, since we collected $200,000 and wrote-off the balance of this receivable (mostly accrued interest) against this reserve during the first quarter of 2006. See Note 6 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. See “Six Months Ended June 30, 2006 and 2005” – “Expenses – Other.”

Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. We recently reviewed this insurance with insurance agents and our view remains unchanged. Each quarter, we continue to evaluate our accruals, if any, for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements, as necessary. The ultimate outcome of such potential claims may be substantially different than our estimates. We have not created any uninsured loss reserves for any of the lawsuits or arbitrations described in Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims, or to which the company is otherwise subject.

Results of Operations

For the three and six months ended June 30, 2006 and 2005, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary source of consolidated revenue is the brokerage services segment, and the brokerage services segment should continue to produce the majority of our revenues for the foreseeable future. For the three and six months ended June 30, 2006, the brokerage services segment accounted for approximately 91% of our total consolidated net revenues, as compared to 89% for the three and six months ended June 30, 2005. Given the size of those percentages, other than our discussion and table in Note 12 – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)
Revenues:
Brokerage commissions and fees	$20,008	$16,502	$3,506	21	$38,640	$32,341	$6,299	19

Interest income	11,162	5,231	5,931	113	20,666	9,384	11,282	120
Brokerage interest expense	1,119	834	285	34	2,218	1,447	771	53

Net interest income	10,043	4,397	5,646	128	18,448	7,937	10,511	132

Subscriptions and other	2,400	2,446	(46)	(2)	4,747	4,908	(161)	(3)

Net revenues	32,451	23,345	9,106	39	61,835	45,186	16,649	37

Expenses:
Employee compensation and benefits	7,230	5,682	1,548	27	14,197	11,272	2,925	26
Clearing and execution	6,856	5,055	1,801	36	12,684	9,885	2,799	28
Data centers and communications	1,618	1,475	143	10	3,149	3,049	100	3
Advertising	1,102	1,008	94	9	2,058	1,970	88	4
Professional services	678	655	23	4	1,437	1,708	(271)	(16)
Occupancy and equipment	634	603	31	5	1,256	1,204	52	4
Depreciation and amortization	565	460	105	23	1,048	895	153	17
Other	1,166	908	258	28	1,946	1,818	128	7

Total expenses	19,849	15,846	4,003	25	37,775	31,801	5,974	19

Income before income taxes	12,602	7,499	5,103	68	24,060	13,385	10,675	80

Income tax provision	4,958	2,822	2,136	76	9,465	4,929	4,536	92

Net income	$7,644	$4,677	$2,967	63	$14,595	$8,456	$6,139	73

Three Months Ended June 30, 2006 and 2005

Net revenues were $32.5 million for the three months ended June 30, 2006, as compared to $23.3 million for the three months ended June 30, 2005, an increase of $9.1 million, or 39%. The primary reasons were increased net interest income of $5.6 million, or 128%, as a result of higher interest rates, higher aggregate cash and margin balances and a more favorable interest-sharing arrangement with our futures clearing firm, and increased brokerage commissions and fees of approximately $3.5 million, or 21%, as a result of higher trade volume related mostly to growing our brokerage account base.

Income before income taxes was $12.6 million (39% of net revenues) for the three months ended June 30, 2006, as compared to $7.5 million (32% of net revenues) for the three months ended June 30, 2005, an increase of $5.1 million, or 68%. Our improvement in income before income taxes was due primarily to our increased net interest income of $5.6 million and our increased brokerage commissions and fees of $3.5 million, partially offset by increased employee compensation and benefits of $1.5 million and increased clearing and execution costs of $1.8 million. The increase in our income before income taxes margin from 32% to 39% was due primarily to our increased net interest income.

During the three months ended June 30, 2006, we recorded an income tax provision of $5.0 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended June 30, 2005, we recorded an income tax provision of $2.8 million based upon our then-estimated annual effective income tax rate of approximately 38%, which was partially offset by adjustments to our deferred income tax assets to reflect our anticipated federal income tax rate and other deferred income tax adjustments. See “Income Taxes” below.

Net income was approximately $7.6 million for the three months ended June 30, 2006, as compared to $4.7 million for the three months ended June 30, 2005, an increase of approximately $3.0 million, or 63%, due primarily to our 39% year-over-year increase in net revenues and the increase of our income before income taxes margin from 32% to 39%, partially offset by a higher effective tax rate in the 2006 second quarter.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended June 30, 2006, brokerage commissions and fees were approximately $20.0 million, as compared to $16.5 million for the three months ended June 30, 2005. This $3.5 million, or 21%, increase was due primarily to increased brokerage commissions of $4.1 million from higher trading volume related mostly to growing our brokerage customer account base partially offset by reduced futures commission pricing. This $4.1 million increase was partially offset by a decrease in platform and other fees of $589,000 as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of our monthly platform fee, as further discussed in this paragraph. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Effective December 1, 2005, we launched two other strategic marketing initiatives designed mainly to accelerate growth in our futures business. The first of the December 2005 initiatives, designed to attract high-volume futures traders, was the change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the new pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). Also, our old price plan charged an all-in-one futures commission that included both exchange and brokerage fees. Under the new plan, these charges are unbundled, so that the customer pays the applicable exchange fees for the contracts traded, plus the tiered TradeStation fees applicable to that customer. This enables customers to see how much each exchange charges for trades, and to better understand and take advantage of reduced fees for exchange members. The second of the December 2005 initiatives was to further reduce the trading activity thresholds futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. We believe such marketing initiatives have contributed to our account growth during the first half of 2006. However, we cannot measure specifically how many accounts have been added because of these initiatives and no assurances can be given that material offsetting benefits have been or will be achieved from any of these initiatives.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents. For the three months ended June 30, 2006, interest income was $11.2 million, as compared to approximately $5.2 million for the three months ended June 30, 2005. This $5.9 million, or 113%, increase was due primarily to increased interest rates (primarily increases in the federal funds target rate of interest, more favorable interest income-sharing with our futures clearing agent and, to a lesser extent, increased base margin debit interest rates) and account growth. Since the beginning of 2005, the federal funds target rate of interest was increased by 25 basis points twelve times, from 2.25% to 5.25% at June 30, 2006. These increases resulted in increases in the amounts we earned on our clients’ cash account balances. During the three months ended June 30, 2006, the weighted average federal funds target rate of interest was approximately 4.90%, an increase of 68% as compared with the weighted average rate of 2.91% for the same period in 2005. Also, during the three months ended June 30, 2006, the weighted average interest rate from income-sharing revenue earned from our futures clients was approximately 4.65%, an increase of approximately 204% as compared with the weighted average rate of 1.53% for the same period in 2005. During the three months ended June 30, 2006, the weighted average base margin debit rate that we charge our customers was 8.13%, which was 15% higher than the weighted average rate of 7.04% that we charged to our customers during the same period of 2005. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, if any, which is included in Expenses – Other Expenses below. For the three months ended June 30, 2006, brokerage interest expense was $1.1 million, as compared to $834,000 for the three months ended June 30, 2005. This $285,000, or 34%, increase was due primarily to increased interest rates and account growth. During the three months ended June 30, 2006, the average annual credit interest rate paid to our equities customers increased 18% to approximately 1.13%, as compared to approximately 0.96% during the three months ended June 30, 2005. As of June 30, 2006 and through the date of this report, our equities customers earn interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, royalties and commissions received from third parties whose customers use our legacy software products and direct sales of our legacy customer software products. Subscription fees and other revenues were approximately $2.4 million during both the three months ended June 30, 2006 and 2005. Royalties and commissions received from third parties decreased by approximately $233,000, partially offset by increased subscription fees of $187,000. The decrease in royalties is the result of not having marketed legacy customer software products since 2000. The increase in subscription fees was due to a monthly price increase effective May 1, 2006, of $50. The increase in price was partially offset by a decrease in the number of subscribers. The continued impact, if any, of this price increase will depend upon how many customers terminate their subscription service or do not buy new subscriptions as a result of the price increase, and how many (if any) decide to become brokerage customers instead of continuing their subscriptions. We expect royalties and commissions from third parties to continue to decrease and to reach a de minimus amount by year end.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions and bonuses (and, beginning in 2006, stock-based compensation) and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $7.2 million for the three months ended June 30, 2006, as compared to $5.7 million for the three months ended June 30, 2005, an increase of $1.5 million, or 27%. This increase was due primarily to increases in wages paid to employees of $608,000 and stock-based compensation of $365,000 and, to a lesser extent, increases in sales commissions, accrued bonuses, employee benefits and recruitment and related expenses. The increase in wages was due to annual merit increases and increased headcount. During the three months ended June 30, 2006, there was an average of 279 full-time equivalent employees, as compared to 263 full-time equivalent employees during the three months ended June 30, 2005. Employee compensation and benefits expenses are anticipated to increase during 2006 as a result of planned additions to employee headcount to support expansion of our business operations, including our recently-opened Chicago office. For further discussion of stock-based compensation expense, see Recently Issued Accounting Standards below.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $6.9 million for the three months ended June 30, 2006, as compared to $5.1 million for the three months ended June 30, 2005, an increase of approximately $1.8 million, or 36%, as a result of higher trade volume. Clearing and execution costs as a percentage of brokerage commissions and fees increased to 34% during the three months ended June 30, 2006, as compared to 31% during the three months ended June 30, 2005. This increase in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to lower platform fees as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of the monthly platform fee, a new futures brokerage commission structure that rewards more active traders with lower pricing, and a change in mix (i.e., futures versus equities) to lower margin trades, partially offset by the continued benefits of equities self-clearing and reduced clearing fee rates for futures.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $1.6 million for the three months ended June 30, 2006, as compared to $1.5 million for the three months ended June 30, 2005, an increase of $143,000, or 10% due primarily to increased exchange fees.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits, including postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended June 30, 2006 were $1.1 million, as compared to $1.0 million for the three months ended June 30, 2005, an increase of $94,000, or 9%. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to lower futures commissions and the trade activity thresholds that need to be met for a brokerage customer’s monthly platform fee to be waived, are factors that may impact the level of advertising in the future.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $678,000 for the three months ended June 30, 2006, as compared to $655,000 for the three months ended June 30, 2005, an increase of $23,000, or 4%, due primarily to increased legal fees.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $634,000 for the three months ended June 30, 2006, as compared to $603,000 for the three months ended June 30, 2005, an increase of $31,000, or 5%, due primarily to expenses related to our recently-opened Chicago office.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets (in 2005 only). Depreciation and amortization expenses were $565,000 for the three months ended June 30, 2006, as compared to $460,000 for the three months ended June 30, 2005, an increase of $105,000, or 23%. This increase was due primarily to higher depreciation of fixed assets related to capital expenditures. We anticipate depreciation expense to increase during the third and fourth quarters of 2006 due to recent and planned hardware and software purchases for our data server farms and telephone systems—which we deem necessary to support the growth in our business and enhance and improve the quality and reliability of our brokerage services.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.2 million for the three months ended June 30, 2006, as compared to $908,000 for the three months ended June 30, 2005, an increase of $258,000, or 28%. This increase was due primarily to increases in regulatory fees and expenses of $92,000, customer debits and errors of $68,000, loss on the write-off of fixed assets of $64,000, travel-related expenses of $63,000 and software maintenance costs of $52,000, partially offset by decreased insurance expenses of $90,000.

Six Months Ended June 30, 2006 and 2005

Net revenues were $61.8 million for the six months ended June 30, 2006, as compared to $45.2 million for the six months ended June 30, 2005, an increase of $16.6 million, or 37%. The primary reasons were increased net interest income of $10.5 million, or 132%, as a result of higher interest rates, higher aggregate cash and margin balances and a more favorable interest-sharing arrangement with our futures clearing firm, and increased brokerage commissions and fees of approximately $6.3 million, or 19%, as a result of higher trade volume related mostly to growing our brokerage account base.

Income before income taxes was $24.1 million (39% of net revenues) for the six months ended June 30, 2006, as compared to $13.4 million (30% of net revenues) for the six months ended June 30, 2005, an increase of $10.7 million, or 80%. Our improvement in income before income taxes was due primarily to our increased net interest income of $10.5 million and our increased brokerage commissions and fees of $6.3 million, partially offset by increased employee compensation and benefits of $2.9 million and increased clearing and execution costs of $2.8 million. The increase in our income before income taxes margin from 30% to 39% was due primarily to our increased net interest income.

During the six months ended June 30, 2006, we recorded an income tax provision of $9.5 million based upon our current estimated annual effective income tax rate of approximately 39%. During the six months ended June 30, 2005, we recorded an income tax provision of $4.9 million based upon our then-estimated annual effective income tax rate of approximately 38%, which was partially offset by adjustments to our deferred income tax assets to reflect our anticipated federal income tax rate and other deferred income tax adjustments. See “Income Taxes” below.

Net income was approximately $14.6 million for the six months ended June 30, 2006, as compared to $8.5 million for the six months ended June 30, 2005, an increase of $6.1 million, or 73%, due primarily to our 37% year-over-year increase in net revenues and the increase of our income before income taxes margin from 30% to 39%, partially offset by a higher effective tax rate in 2006.

Revenues

Brokerage Commissions and Fees – For the six months ended June 30, 2006, brokerage commissions and fees were approximately $38.6 million, as compared to $32.3 million for the six months ended June 30, 2005. This $6.3 million, or 19%, increase was due primarily to increased brokerage commissions of $7.6 million from higher trading volume related mostly to growing our brokerage customer account base partially offset by reduced futures commission pricing. This $7.6 million increase was partially offset by a decrease in platform and other fees of $1.3 million as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of our monthly platform fee, as further discussed in this paragraph. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), effective September 1, 2005 we launched a strategic marketing initiative which reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Effective December 1, 2005, we launched two other strategic marketing initiatives designed mainly to accelerate growth in our futures business. The first of the December 2005 initiatives, designed to attract high-volume futures traders, was the change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the new pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). Also, our old price plan charged an all-in-one futures commission that included both exchange and brokerage fees. Under the new plan, these charges are unbundled, so that the customer pays the applicable exchange fees for the contracts traded, plus the tiered TradeStation fees applicable to that customer. This enables customers to see how much each exchange charges for trades, and to better understand and take advantage of reduced fees for exchange members. The second of the December 2005 initiatives was to further reduce the trading activity thresholds futures, forex and equity options customers need to meet to qualify for a waiver of the monthly platform fee. We believe such marketing initiatives have contributed to our account growth during the first half of 2006. However, we cannot measure specifically how many accounts have been added because of these initiatives and no assurances can be given that material offsetting benefits have been or will be achieved from any of these initiatives.

Interest Income – For the six months ended June 30, 2006, interest income was $20.7 million, as compared to approximately $9.4 million for the six months ended June 30, 2005. This $11.3 million, or 120%, increase was due primarily to increased interest rates (increases in the federal funds target rate of interest, more favorable interest income-sharing with our futures clearing agent and increased base margin debit interest rates) and account growth. Since the beginning of 2005, the federal funds target rate of interest was increased by 25 basis points twelve times, from 2.25% to 5.25% at June 30, 2006. These increases resulted in increases in the amounts we earned on our clients’ cash account balances. During the six months ended June 30, 2006, the weighted average federal funds target rate of interest was approximately 4.66%, an increase of 74% as compared with the weighted average rate of 2.68% for the same period in 2005. Also, during the six months ended June 30, 2006, the weighted average interest rate from income-sharing revenue earned from our futures clients was approximately 4.41%, an increase of approximately 224% as compared with the weighted average rate of 1.36% for the same period in 2005. During the six months ended June 30, 2006, the weighted average base margin debit rate that we charge our customers was 8.13%, which was 20% higher than the weighted average rate of 6.80% that we charged to our customers during the same period of 2005. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit rates to our customers.

Brokerage Interest Expense – For the six months ended June 30, 2006, brokerage interest expense was $2.2 million, as compared to $1.4 million for the six months ended June 30, 2005. This $771,000, or 53%, increase was due primarily to increased interest rates and account growth. During the six months ended June 30, 2006, the average annual credit interest rate paid to our equities customers increased 31% to approximately 1.13%, as compared to approximately 0.86% during the three months ended June 30, 2005. As of June 30, 2006 and through the date of this report, our equities customers earn interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues were approximately $4.7 million during the six months ended June 30, 2006, as compared to $4.9 million during the six months ended June 30, 2005, a decrease of approximately $161,000, or 3%, due primarily to a decrease in royalties and commissions received from third parties of $308,000, partially offset by increased subscription fees of $147,000. The decrease in royalties is the result of not having marketed legacy customer software products since 2000. The increase in subscription fees was due to a monthly price increase, effective May 1, 2006, of $50. The increase in price was partially offset by a decrease in the number of subscribers. The continued impact, if any, of this price increase will depend upon how many customers terminate their subscription service or do not buy new subscriptions as a result of the price increase, and how many (if any) decide to become brokerage customers instead of continuing their subscriptions. We expect royalties and commissions from third parties to continue to decrease and to reach a de minimus amount by year end.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $14.2 million for the six months ended June 30, 2006, as compared to $11.3 million for the six months ended June 30, 2005, an increase of $2.9 million, or 26%. This increase was due primarily to increases in wages paid to employees of $1.1 million, stock-based compensation of $765,000, sales commissions of $336,000, accrued bonus of $320,000 and, to a lesser extent, increases in employee benefits, recruitment and related expenses, and payroll taxes. The increase in wages was due to annual merit increases and increased headcount. During the six months ended June 30, 2006, there was an average of 274 full-time equivalent employees, as compared to 260 full-time equivalent employees during the six months ended June 30, 2005. Employee compensation and benefits expenses are anticipated to increase during 2006 as a result of planned additions to employee headcount to support expansion of our business operations, including our recently-opened Chicago office. For further discussion of stock-based compensation expense, see Recently Issued Accounting Standards below.

Clearing and Execution – Clearing and execution expenses were approximately $12.7 million for the six months ended June 30, 2006, as compared to $9.9 million for the six months ended June 30, 2005, an increase of approximately $2.8 million, or 28%, as a result of higher trade volume. Clearing and execution costs as a percentage of brokerage commissions and fees increased to 33% during the six months ended June 30, 2006, as compared to 31% during the six months ended June 30, 2005. This increase in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to lower platform fees as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of the monthly platform fee, a new futures brokerage commission structure that rewards more active traders with lower pricing, and a change in mix (i.e., futures versus equities) to lower margin trades, partially offset by the benefits received from self-clearing of equity option trades for the entire period in 2006 (as opposed to one quarter in the same period of 2005) and the continued benefits of equities self-clearing and reduced clearing fee rates for futures.

Data Centers and Communications – Data centers and communications expenses were $3.1 million for the six months ended June 30, 2006, as compared to $3.0 million for the six months ended June 30, 2005, an increase of $100,000, or 3%, due primarily to increased data re-vending and exchange fees of $293,000, partially offset by decreased circuit costs of $193,000.

Advertising – Advertising expenses for the six months ended June 30, 2006 were $2.1 million, as compared to $2.0 million for the six months ended June 30, 2005, an increase of $88,000, or 4%. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to lower futures commissions and the trade activity thresholds that need to be met for a brokerage customer’s monthly platform fee to be waived, are factors that may impact the level of advertising in the future.

Professional Services – Professional services expenses were approximately $1.4 million for the six months ended June 30, 2006, as compared to $1.7 million for the six months ended June 30, 2005, a decrease of $271,000, or 16%, due primarily to decreased legal fees.

Occupancy and Equipment – Occupancy and equipment expenses were $1.3 million for the six months ended June 30, 2006, as compared to $1.2 million for the six months ended June 30, 2005, an increase of $52,000, or 4%, due primarily to expenses related to our recently-opened Chicago office.

Depreciation and Amortization – Depreciation and amortization expenses were $1.0 million for the six months ended June 30, 2006, as compared to $895,000 for the six months ended June 30, 2005, an increase of $153,000, or 17%. This increase was due primarily to higher depreciation of fixed assets related to capital expenditures. We anticipate depreciation expense to increase during the third and fourth quarters of 2006 due to recent hardware and software purchases for our data server farms and telephone systems - which we deem necessary to support the growth in our business and to enhance and improve the quality and reliability of our brokerage services.

Other – Other expenses were $1.9 million for the six months ended June 30, 2006, as compared to $1.8 million for the six months ended June 30, 2005, an increase of $128,000, or 7%. This increase was due primarily to increases in regulatory fees and expenses of $126,000, travel-related expenses of $81,000, loss on the write-off of fixed assets of $64,000, software maintenance costs of $59,000, public company expenses of $54,000, and cost of supplies of $35,000, partially offset by decreased insurance expenses of $172,000 and decreased customer debits and errors of $118,000. The decrease in customer debits and errors was due primarily to the collection of $200,000 of a receivable from a brokerage customer, previously considered uncollectible and fully reserved, partially offset by customer credits related to outages.

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

Income Taxes

During the three and six months ended June 30, 2006, we recorded income tax provisions of $5.0 million and $9.5 million, respectively, based upon our estimated annual effective income tax rate of approximately 39%. During the three and six months ended June 30, 2005, we recorded income tax provisions of $2.8 million and $4.9 million, respectively, based upon our then-estimated annual effective income tax rate of approximately 38%, which was partially offset by adjustments to our deferred income tax assets to reflect our anticipated federal income tax rate and other deferred income tax adjustments.

As of June 30, 2006, for financial reporting purposes, we estimate that we had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.5 million and $124,000, respectively (expiring between 2010 and 2019). These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of approximately $81.2 million, of which $1.7 million was restricted, supporting a facility lease. On July 5, 2006, as a result of TradeStation Securities’ June 30, 2006 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $1.6 million of the $410.1 million of cash segregated in compliance with federal regulations shown on our consolidated balance sheet at June 30, 2006 was transferred to cash and cash equivalents.

As of June 30, 2006, TradeStation Securities had: $410.1 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $78.9 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $22.3 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $507.8 million at June 30, 2006. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At June 30, 2006, TradeStation Securities had net capital of approximately $43.3 million (40.3% of aggregate debit items), which was approximately $41.2 million in excess of its required net capital of approximately $2.1 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of June 30, 2006, we had interest-bearing security deposits and short-term treasury bills totaling $13.2 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of June 30, 2006, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations (net of subleases) and minimum purchase obligations (related to back-office systems and telecommunications services) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2006	2007 - 2009	2010 - 2011	Thereafter
Operating lease obligations	$14,112,598	$1,502,095	$6,876,666	$4,346,551	$1,387,286
Purchase obligations	1,948,189	1,033,643	884,546	30,000	—

Total	$16,060,787	$2,535,738	$7,761,212	$4,376,551	$1,387,286

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur) and to enhance and improve the quality and reliability of our brokerage services, capital expenditures of up to $1.8 million for the remainder of 2006. These capital expenditures are primarily for the purchase of computer hardware and software for our data server farms and back-office systems. In addition, during June 2006, we acquired approximately $3.4 million of fixed assets that had not yet been paid as of June 30, 2006. These purchases related primarily to hardware and software for our data server farms, telephone and recording systems and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $5.1 million and $4.2 million during the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities during the six months ended June 30, 2006 of $5.1 million was due primarily to net income and adjustments for non-cash items, partially offset by timing differences related to a decrease in net brokerage customer assets and liabilities, including timing differences related to funding cash segregated in compliance with federal regulations, and, to a lesser extent, increases in deposits with clearing organizations and clearing agents and increases in other assets. Net cash provided by operating activities of $4.2 million during the six months ended June 30, 2005 was due primarily to net income, adjustments for non-cash items and reduced deposits with clearing organizations, partially offset by pre-payments for income taxes, decreases in other assets, increases in accounts payable and accrued expenses, and timing differences related to cash segregated in compliance with federal regulations (including approximately $5.1 million transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on July 5, 2005).

Investing activities used cash of $2.8 million and $1.3 million during the six months ended June 30, 2006 and 2005, respectively. Investing activities in both years were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms).

Financing activities provided cash of $3.8 million and $2.2 million during the six months ended June 30, 2006 and 2005, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans provided cash of approximately $1.9 million and $2.2 million during the six months ended June 30, 2006 and 2005, respectively. Excess tax benefits from the exercise of stock options were approximately $1.9 million during the six months ended June 30, 2006.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on our financial position and results of operations

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. We have adopted the fair value provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated. As a result of adopting SFAS 123R, the charge to income before income taxes for the three and six months ended June 30, 2006 was $365,000 and $765,000, respectively, of stock-based compensation included in employee compensation and benefits in our consolidated statement of income. The impact of adopting SFAS 123R is a reduction to net income for the three and six months ended June 30, 2006 of $307,000 and $686,000, respectively. The impact of adopting SFAS 123R on basic and diluted earnings per share for the three months ended June 30, 2006 is $0.01 per share and $0.00 per share, respectively, lower. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the six months ended June 30, 2006 is $0.01 per share.

Prior to the adoption of SFAS 123R, we presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $1.9 million during the six months ended June 30, 2006. See Note 2 – STOCK-BASED COMPENSATION for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expenses.

As of June 30, 2006, there was approximately $5.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to the company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over 3.5 years.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $410.1 million at June 30, 2006. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $507.8 million at June 30, 2006, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. We estimate that, based upon our brokerage customer balances at June 30, 2006, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $42,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities. As of June 30, 2006, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. Any increase or decrease in interest rates will not have a material impact on our interest earned on our corporate cash balances or security deposits.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors during the first half of 2006 from those previously discussed in ITEM 1A, RISK FACTORS, of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in Part I of this report, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended June 30, 2006, we issued to one employee options to purchase 10,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at a price of $16.05 per share, which was the fair market value (as defined in the Incentive Stock Plan) of the Company’s common stock on the date the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted. During the three months ended June 30, 2006, we also issued to four nonemployee directors options to purchase an aggregate of 28,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $13.53 per share, which was the fair market value (as defined in our Nonemployee Director Stock Option Plan) of our common stock on the date on which the options were granted. All of the options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the third quarter of 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Meeting

On June 6, 2006, TradeStation Group held its 2006 Annual Meeting of Shareholders (the “Annual Meeting”).

(b) Election of Board of Directors

At the Annual Meeting, an election was held for the Board of Directors of TradeStation Group. All seven nominees to the Board of Directors were elected (all of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

	For Election		Abstentions
Nominee for Director	Number	Percentage	Number	Percentage
Ralph L. Cruz	40,555,145	99.2%	329,194	0.8%
William R. Cruz	40,555,120	99.2%	329,219	0.8%
Denise Dickens	40,771,176	99.7%	113,163	0.3%
Michael W. Fipps	40,615,873	99.3%	268,466	0.7%
Stephen C. Richards	40,731,868	99.6%	152,471	0.4%
Salomon Sredni	40,379,249	98.8%	505,090	1.2%
Charles F. Wright	40,731,168	99.6%	153,171	0.4%

(c) Other Voting Matters

At the Annual Meeting, a proposal was submitted to the shareholders for their approval of an amendment and restatement of the TradeStation Group, Inc. Incentive Stock Plan, extending the expiration date to June 5, 2016 and increasing the number of shares of the company’s common stock, $.01 par value, reserved for issuance under such plan by 4,500,000, subject to any future antidilution adjustments. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention
25,954,700	6,233,072	23,370
80.6%	19.3%	0.1%

In addition to the votes cast above, there were 8,673,197 broker non-votes with respect to this proposal.

The final matter voted upon at the Annual Meeting was a proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm for TradeStation Group for the fiscal year ending December 31, 2006. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention
40,742,960	110,986	30,393
99.6%	0.3%	0.1%

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

10.1	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to Tradestation Group’s 2006 Proxy Statement filed with the Securities and Exchange Commission on April 28, 2006).

31.1	Certifications of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.3	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

August 8, 2006	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer,
Vice President of Finance and Treasurer
(Signing both in his capacity as duly authorized officer and as Principal Financial and Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to Tradestation Group’s 2006 Proxy Statement filed with the Securities and Exchange Commission on April 28, 2006).

31.1	Certifications of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certifications of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.3	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Co-Chief Executive Officers under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.