Form 10-Q
period 2006-09-30
TRADESTATION GROUP INC
filed 2006-11-08
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The registrant had 44,788,176 shares of common stock, $.01 par value, outstanding as of November 2, 2006.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS:
Cash and cash equivalents, including restricted cash of $1,433,569 and $1,672,497 at September 30, 2006 and December 31, 2005, respectively	$69,728,099	$75,101,842
Cash segregated in compliance with federal regulations	437,403,906	426,061,999
Marketable securities	9,341,497	—
Receivables from brokers, dealers, clearing organizations and clearing agents	39,386,940	36,033,229
Receivables from brokerage customers, net	63,686,079	58,132,743
Property and equipment, net	8,007,892	3,212,019
Deferred income taxes	2,040,469	2,150,218
Deposits with clearing organizations and clearing agents	13,218,304	11,243,184
Other assets	5,250,761	3,198,711

Total assets	$648,063,947	$615,133,945

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$181,508	$789,824
Payables to brokerage customers	527,624,205	523,895,972
Accounts payable	2,142,054	2,416,272
Accrued expenses	7,309,610	5,511,153

Total liabilities	537,257,377	532,613,221

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 44,778,790 and 44,179,936 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	447,788	441,799
Additional paid-in capital	73,299,777	67,524,908
Retained earnings	36,982,539	14,550,950
Accumulated other comprehensive income	76,466	3,067

Total shareholders’ equity	110,806,570	82,520,724

Total liabilities and shareholders’ equity	$648,063,947	$615,133,945

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Brokerage commissions and fees	$19,215,783	$16,220,671	$57,856,073	$48,562,068

Interest income	11,655,041	6,834,596	32,320,907	16,218,743
Brokerage interest expense	1,202,442	1,024,330	3,420,400	2,471,820

Net interest income	10,452,599	5,810,266	28,900,507	13,746,923

Subscription fees and other	2,547,636	2,508,794	7,294,936	7,417,068

Net revenues	32,216,018	24,539,731	94,051,516	69,726,059

EXPENSES:
Employee compensation and benefits	7,544,662	5,744,139	21,741,925	17,016,578
Clearing and execution	6,425,480	4,806,222	19,109,600	14,691,434
Data centers and communications	1,626,680	1,311,782	4,775,860	4,360,797
Advertising	1,121,833	946,939	3,180,225	2,916,565
Professional services	842,725	645,325	2,279,433	2,352,901
Occupancy and equipment	646,987	622,605	1,902,681	1,827,132
Depreciation and amortization	674,867	435,752	1,722,460	1,330,390
Other	1,036,448	1,150,678	2,982,438	2,969,261

Total expenses	19,919,682	15,663,442	57,694,622	47,465,058

Income before income taxes	12,296,336	8,876,289	36,356,894	22,261,001

INCOME TAX PROVISION	4,460,194	3,606,086	13,925,305	8,535,094

Net income	$7,836,142	$5,270,203	$22,431,589	$13,725,907

EARNINGS PER SHARE:
Basic	$0.18	$0.12	$0.50	$0.32

Diluted	$0.17	$0.12	$0.49	$0.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,716,983	43,147,365	44,535,515	42,396,269

Diluted	45,993,658	44,481,956	45,944,210	43,870,783

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,431,589	$13,725,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,722,460	1,330,390
Stock-based compensation	1,177,575	—
Tax benefit on exercise of stock options	—	3,701,521
Deferred income tax provision	109,749	2,574,157
Loss from disposal of fixed assets	64,456	—
Gain on exchange membership transaction	—	(123,320)
Recovery of credit losses	(225,588)	—
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(11,341,907)	(62,661,644)
Receivables from brokers, dealers, clearing organizations and clearing agents	(3,353,711)	(10,769,631)
Receivables from brokerage customers	(5,327,748)	(3,759,677)
Prepaid income taxes	(242,204)	(1,657,454)
Deposits with clearing organizations and clearing agents	(1,975,120)	3,243,941
Other assets	(1,809,846)	(708,647)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(608,316)	(2,262,338)
Payables to brokerage customers	3,728,233	69,655,966
Accounts payable	(274,218)	177,409
Accrued expenses	1,798,457	801,910

Net cash provided by operating activities	5,873,861	13,268,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,582,789)	(1,442,885)
Purchase of marketable securities	(9,341,497)	—
Decrease in restricted cash	238,928	238,929
Proceeds from exchange membership transaction	—	148,320

Net cash used in investing activities	(15,685,358)	(1,055,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,322,786	3,729,746
Excess tax benefits from stock-based compensation	2,280,497	—
Repayment of capital lease obligations	—	(3,053)

Net cash provided by financing activities	4,603,283	3,726,693

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	73,399	—

NET (DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(5,134,815)	15,939,547
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	73,429,345	30,199,809

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$68,294,530	$46,139,356

(continued)

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	Nine Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,420,400	$2,471,820

Cash paid for income taxes	$12,358,407	$3,952,868

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the three

and nine months ended September 30, 2006 and 2005 are unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (“TradeStation Group” or the “Company”) is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc. and TradeStation Technologies, Inc. are TradeStation Group’s two operating subsidiaries. TradeStation Securities is a securities broker-dealer and futures commission merchant. TradeStation Technologies develops and offers strategy trading software tools and subscription services. The Company also has a United Kingdom subsidiary, TradeStation Europe Limited, which is currently in its start-up phase.

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of September 30, 2006 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the adoption of FIN 48 will not have a material impact on its consolidated financial position, results of operations or cash flows, and expects to adopt FIN 48 effective January 1, 2007.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements by requiring public companies to utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income-statement-focused assessment and a balance-sheet-focused assessment. The guidance in SAB 108 is effective beginning with the Company’s annual financial statements for the year ending December 31, 2006. The Company believes that the adoption of SAB 108 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. The Company believes that the adoption of SFAS 157 will not have a material impact on its consolidated financial position, results of operations or cash flows.

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company has adopted the fair value provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated. As a result of adopting SFAS 123R on January 1, 2006, the charge to income before income taxes for the three and nine months ended September 30, 2006 was $423,000 and $1.2 million, respectively, of stock-based compensation included in employee compensation and benefits in the Company’s consolidated statement of income. The impact of adopting SFAS 123R was a reduction to net income for the three and nine months ended September 30, 2006 of $401,000 and $1.0 million, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three months ended September 30, 2006 was $0.01 per share lower. The impact of adopting SFAS 123R on basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.03 and $0.02 per share lower, respectively.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $2.3 million during the nine months ended September 30, 2006. See Note 2 – STOCK-BASED COMPENSATION for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expenses.

The Company adopted SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), effective January 1, 2006. SFAS 154, which is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, provides guidance on accounting for, and reporting of, accounting changes and error corrections. It requires a voluntary change in accounting principle to be applied retrospectively to all prior periods’ financial statements as if the principle had always been applied. Previously, voluntary changes in accounting principles were required to be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of change. The adoption of SFAS 154 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Stock Plans

The Company has reserved 12 million shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan, as amended and restated (the “Incentive Stock Plan”). The Company’s Board of Directors recently authorized, and the Company’s shareholders recently approved, an increase in the number of shares to that 12 million number, as well as an extension of the expiration date of the

Incentive Stock Plan to June 5, 2016. Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Thus far, only stock options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. Options are generally granted by the Company at an exercise price equal to the fair value (as defined in the Incentive Stock Plan) at the date of grant, vest over a period of five years, and expire ten years after the grant date. At September 30, 2006, there were 4,782,845 shares available for future grants under the Incentive Stock Plan.

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

The Company has reserved 350,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors. Options under this plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Director Plan) at the date of grant, vest over a period of three years, and expire five years after the grant date. At September 30, 2006, there were 88,000 shares available for future grants under the Director Plan.

See General Stock Option Information below for additional information about options outstanding as of September 30, 2006.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan, as amended (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. Effective with the offering period beginning January 3, 2006, the Purchase Plan was amended so that the exercise price for the options for each six-month Purchase Plan period is equal to 85% of the fair market value of the Company’s common stock on the exercise date (i.e., the end of the six-month period). There were no shares issued during the three months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005, 8,874 and 13,474 shares of common stock were issued under the Purchase Plan at a price of $10.77 and $5.86, respectively. At September 30, 2006, there were 244,971 shares available for future grants under the Purchase Plan.

Stock Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees the Company records expense in the statement of income when such equity instruments are issued. There were no stock-based transactions with non-employees during the three or nine months ended September 30, 2006 or 2005; therefore, no such expense was recorded.

As permitted by SFAS No. 123, prior to January 1, 2006 the Company accounted for its stock-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. During the three and nine months ended September 30, 2006 and 2005, the Company recognized no compensation cost for employee stock options because options granted under the Company’s plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date of adoption, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., the portion of stock-based awards granted prior to the effective date of adoption that were not vested as of the effective date). Under this method of transition, results for prior periods are not restated.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the market price of the Company’s stock, exercise price of an award, expected term of award, volatility of the Company’s stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee options (which vest over a five-year period) and non-employee director options (which vest over a three-year period).

For both employee and non-employee director stock option awards, the expected term of all options granted is estimated by taking a weighted average of the following factors: (i) the historical holding term from grant date to exercise date; (ii) the historical holding term from grant date to post-vest cancellation date; and (iii) the projected term for the outstanding options based on a midpoint scenario whereby all vested options would be exercised midway between the valuation date and the contractual term. The expected volatility assumptions are based upon a cumulative look-back of historical volatility calculated on a daily basis over the expected term of an award. The risk-free interest rate used in the option valuation model is based upon the U.S. Treasury note yield with a remaining term similar to the expected term of the particular options awarded. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is used in the valuation model.

In accordance with SFAS 123R, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data to estimate pre-vesting option forfeitures are used, and stock-based compensation expense is recorded only for those awards that are expected to vest. Estimated forfeitures were not used in the Company’s expense calculation for prior year pro forma footnote disclosures. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Risk free interest rate	5%	4%	4 - 5%	3 - 4%
Volatility ranges	60 - 70%	53%	60 - 75%	53 - 63%
Weighted-average volatility	70%	53%	73%	62%
Weighted average life (years)	3.8 - 5.8	4.0	3.8 - 5.8	4.0

As a result of adopting SFAS 123R, the charge to income before income taxes for the three and nine months ended September 30, 2006, was $423,000 and $1.2 million, respectively, of stock-based compensation included in employee compensation and benefits in the Company’s consolidated statement of income. The impact of adopting SFAS 123R was a reduction to net income for the three and nine months ended September 30, 2006 of $401,000 and $1.0 million, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three months ended September 30, 2006 was $0.01 per share lower. The impact of adopting SFAS 123R on basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.03 and $0.02 per share lower, respectively.

Effective January 1, 2006, in accordance with SFAS 123R, the Company has recorded stock-based compensation related to the Purchase Plan. The amount related to the Purchase Plan is included in the $423,000 and $1.2 million amounts discussed earlier in this footnote. The amount of compensation expense for Purchase Plan transactions is the difference between the fair value of the stock to be purchased and the purchase price of the stock (i.e., the expense recorded is equal to the 15% discount). The stock-based compensation related to the Purchase Plan is recognized ratably over the six-month purchase period and recognized, along with any payroll withholdings, as a liability on the consolidated balance sheet.

The following table illustrates the pro forma effect on net income and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee transactions.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income, as reported	$5,270,203	$13,725,907
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax impact	(357,485)	(1,172,554)

Pro forma net income	$4,912,718	$12,553,353

Earnings per share:
Basic, as reported	$0.12	$0.32

Diluted, as reported	$0.12	$0.31

Basic, pro forma	$0.11	$0.30

Diluted, pro forma	$0.11	$0.29

As of September 30, 2006, there was unrecognized compensation cost of approximately $4.9 million, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over 3.3 years.

General Stock Option Information

The following table sets forth the summary of option activity under all of the Company’s stock option programs for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,123,565	$5.19
Granted	277,240	15.90
Exercised	(589,980)	3.78
Canceled	(76,408)	6.49

Outstanding at end of period	2,734,417	6.55	6.2	$23,831,262

Exercisable at end of period	1,263,788	4.92	4.7	$12,966,720

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1.3 million and $6.9 million, respectively, compared to approximately $4.3 million and $9.5 million, respectively, in the same periods last year. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the three and nine months ended September 30, 2006, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $359,000 and $2.3 million, respectively, as compared to $1.8 million and $3.7 million, respectively, in the same periods during 2005. During the three and nine months ended September 30, 2006, the benefits of tax deductions recognized through income were approximately $22,000 and $38,000, respectively.

Upon the exercise of stock options, the Company issues new shares of common stock from its shares authorized and available for issuance. The Company recently announced a stock buy back plan. For further discussion, see Note 13 – STOCK BUY BACK PLAN.

A summary of changes in unvested options in the Company’s stock option plans for the nine months ended September 30, 2006 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	1,748,745	$2.83
Granted	277,240	10.52
Vested	(479,032)	1.81
Forfeited	(76,324)	3.70

Nonvested at end of period	1,470,629	4.50

During the nine months ended September 30, 2005, the Company granted 572,082 options with a weighted-average grant-date fair value of $3.67 per share.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$7,836,142	$5,270,203	$22,431,589	$13,725,907
Foreign currency translation	22,531	—	73,399	—

Comprehensive income	$7,858,673	$5,270,203	$22,504,988	$13,725,907

(4) EARNINGS PER SHARE

Weighted average shares outstanding for the three and nine months ended September 30, 2006 and 2005 were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding (basic)	44,716,983	43,147,365	44,535,515	42,396,269

Impact of dilutive stock options after applying the treasury stock method	1,276,675	1,334,591	1,408,695	1,474,514

Weighted average shares outstanding (diluted)	45,993,658	44,481,956	45,944,210	43,870,783

Presented below are stock options outstanding that were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options	269,130	78,625	269,130	78,625

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $437.4 million and $426.1 million as of September 30, 2006 and December 31, 2005, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On October 3, 2006, cash segregated in compliance with federal regulations was decreased by $11.6 million, from $437.4 million (the balance as of September 30, 2006) to $425.8 million. Conversely, cash and cash equivalents increased by $11.6 million, from $69.7 million (the balance as of September 30, 2006) to $81.3 million. On January 4, 2006, cash segregated in compliance with federal regulations was increased by $9.5 million, from $426.1 million (the balance as of December 31, 2005) to $435.6 million. Conversely, cash and cash equivalents decreased by $9.5 million, from $75.1 million (the balance as of December 31, 2005) to $65.6 million.

(6) MARKETABLE SECURITIES

Marketable securities of approximately $9.3 million at September 30, 2006, consist primarily of variable rate demand note (“VRDN”) securities issued by various state agencies throughout Florida. The Company’s VRDN investments are federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from a major financial institution. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent in the secondary market to other investors. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2021 through 2023), they are priced and traded as short-term instruments. The Company classifies these short-term investments as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Instruments in Debt and Equity Securities. The investments are carried at cost or par value, which approximates the fair market value. As of September 30, 2006, there were no realized or unrealized gains or losses related to the Company’s marketable securities.

(7) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $63.7 million at September 30, 2006 and approximately $58.1 million (net of a $226,000 allowance for a potential credit loss) at December 31, 2005. During the first quarter of 2006, the Company collected $200,000 of a previously fully-reserved receivable (relating to the $226,000 allowance referred to in the previous sentence). Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At September 30, 2006 and December 31, 2005, TradeStation Securities was charging a base margin debit interest rate of 8.25% and 8.125% per annum, respectively, on debit balances in equities brokerage customer accounts.

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

(8) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Securities borrowed from broker-dealers	$37,929,200	$35,005,845
Fees and commissions receivable from clearing agents and other	1,457,740	1,027,384

	$39,386,940	$36,033,229

Securities borrowed transactions require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

As of September 30, 2006 and December 31, 2005, TradeStation Securities serviced its institutional equities accounts through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were cleared through Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(9) PAYABLES TO BROKERAGE CUSTOMERS

As of September 30, 2006, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At September 30, 2006 and December 31, 2005, payables to customers totaled $527.6 million and $523.9 million, respectively. These funds are the principal source of funding for margin lending. At September 30, 2006 and December 31, 2005, TradeStation Securities was paying interest at the rate of 1.25% and 1.125% per annum, respectively, on the portion of cash balances in excess of $10,000 in equities brokerage customer accounts.

(10) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At September 30, 2006, TradeStation Securities had net capital of approximately $50.8 million (46.1% of aggregate debit items), which was approximately $48.6 million in excess of its required net capital of approximately $2.2 million. At December 31, 2005, TradeStation Securities had net capital of approximately $35.3 million (36.6% of aggregate debit items), which was approximately $33.4 million in excess of its required net capital of approximately $1.9 million.

(11) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of September 30, 2006, the Company had $1.4 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two five-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including its recently-opened Chicago office) with expirations ranging from February 2007 to February 2011. Future minimum lease payments as of September 30, 2006 under all operating leases are as follows:

	Gross Payments	Sublease Rentals	Net Payments
2006	$818,218	$(32,486)	$785,732
2007	2,560,503	(22,050)	2,538,453
2008	2,129,175	—	2,129,175
2009	2,209,038	—	2,209,038
2010	2,252,208	—	2,252,208
Thereafter	3,481,629	—	3,481,629

	$13,450,771	$(54,536)	$13,396,235

Total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) for the three months ended September 30, 2006 and 2005 was $997,000 and $765,000, respectively. Total rent expense for the nine months ended September 30, 2006 and 2005 was $2.7 million and $2.4 million, respectively.

Purchase Obligations

As of September 30, 2006, the Company had various purchase obligations totaling $2.1 million through May 2010 as follows: $599,000, $1,175,000, $141,000, $138,000 and $76,000 for 2006 (last three months), 2007, 2008, 2009 and 2010, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits has sought rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees.

The Tafazzoli/zum Tobel case is well into the discovery phase of litigation and, in the Allen case, the discovery phase has been substantially completed. In the Allen case, motions for summary judgment to resolve the case filed by both the plaintiffs and defendants have been denied, and plaintiff’s motion to amend its complaint to add a claim for punitive damages was also denied. The Gambino case has been settled and, pursuant to the settlement agreement dated November 3, 2006, is expected to be dismissed with prejudice in the near future. The Gambino settlement is not material to the Company’s consolidated financial position, results of operations or cash flows in any period.

The Company continues to believe all of the claims in the remaining two cases are baseless; however, no assurances can be given that a judge or jury will agree with the Company’s assessment.

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

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. For further discussion, see Note 7 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

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

(12) INCOME TAXES

During the three and nine months ended September 30, 2006, the Company recorded an income tax provision of $4.5 million and $13.9 million, respectively, based upon its current estimated annual effective income tax rate of approximately 39%, partially offset by a positive tax benefit, in the third quarter, of $310,000 related to the final reconciliation of the Company’s 2005 federal and state income tax returns. During the three and nine months ended September 30, 2005, the Company recorded an income tax provision of $3.6 million and $8.5 million, respectively, based upon its then-estimated annual effective income tax rate of approximately 38%, certain deferred income tax net adjustments and final reconciliation of the Company’s 2004 federal and state income tax returns.

As of September 30, 2006, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.5 million and $124,000, respectively (expiring between 2010 and 2019). These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

In September 2006, a letter from the Internal Revenue Service was received notifying the Company that its federal income tax return for the year ended December 31, 2004 has been selected for examination. Management believes this examination, which is currently in progress, to be routine. While no assurances can be given, the Company believes that the results of this examination will not have a material impact on the Company’s consolidated financial position or results of operations.

(13) STOCK BUY BACK PLAN

In October 2006, the Company’s board of directors authorized, and the Company announced, the use of up to $60 million of the Company’s available and unrestricted cash, over a four-year period, to repurchase shares of its common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to one or more Rule 10b5-1 plans or programs. The beginning of the four-year period shall commence with the creation and implementation of a Rule 10b5-1 plan using an unaffiliated brokerage firm, which is expected to be put into effect in November 2006. Pursuant to the buy back plan, $1,250,000 of company cash per month during each month of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

(14) SEGMENT AND RELATED INFORMATION

For the three and nine months ended September 30, 2006 and 2005, the Company operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement which reflect current business relationships and seek to address applicable regulatory requirements regarding expense sharing. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Brokerage services
Revenues, excluding interest	$19,275,480	$16,273,937	$58,083,117	$48,785,485
Interest income	11,275,922	6,687,913	31,237,644	15,898,519
Interest expense	(1,202,442)	(1,024,330)	(3,420,400)	(2,471,820)

	29,348,960	21,937,520	85,900,361	62,212,184
Software products and services
Revenues, excluding interest	9,958,439	7,804,903	27,705,392	22,343,901
Interest income	379,119	146,683	1,083,263	320,224

	10,337,558	7,951,586	28,788,655	22,664,125

Eliminations of intercompany charges to brokerage services segment	(7,470,500)	(5,349,375)	(20,637,500)	(15,150,250)

	$32,216,018	$24,539,731	$94,051,516	$69,726,059

Income before income taxes:
Brokerage services	$7,402,492	$4,892,858	$23,079,633	$12,248,560
Software products and services	4,893,844	3,983,431	13,277,261	10,012,441

	$12,296,336	$8,876,289	$36,356,894	$22,261,001

	As of September 30, 2006	As of December 31, 2005
Identifiable assets:
Brokerage services	$605,058,848	$575,763,557
Software products and services	43,005,099	39,370,388

	$648,063,947	$615,133,945

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained in this report, and with the issues, uncertainties and risk factors related to our business and industry described in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

Overview and Recent Developments

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and is a member of the NASD, New York Stock Exchange (NYSE), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), Options Clearing Corporation (OCC), American Stock Exchange (AMEX), NYSE ARCA (formerly Archipelago Exchange and the Pacific Exchange), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), EUREX US, International Securities Exchange (ISE), and Philadelphia Stock Exchange (PHLX). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees) and interest derived from customer balances and margin lending to customers. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), beginning September 1, 2005 we launched a series of strategic marketing initiatives, the most recent as of November 1, 2006, which have reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Effective December 1, 2005, we also launched a strategic marketing initiative designed to attract high-volume futures traders – a change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the revised pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). We believe such marketing initiatives contributed to our account growth during the first nine months of 2006; however, we cannot measure specifically how many accounts have been added because of these initiatives. The latest reduction in trading activity thresholds required to qualify for a waiver of the monthly platform fee (the one effective November 1, 2006), assuming no benefits from additional account growth or trading, is expected to decrease monthly revenues by approximately $100,000 and monthly net income by approximately $62,000.

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

As of September 30, 2006, TradeStation Securities had 30,265 equities, futures and forex accounts (the vast majority of which were equities and futures accounts). Effective January 1, 2006, a brokerage account has been defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days. The effect of this modified account definition was a net positive adjustment of 511 accounts as of January 1, 2006 (i.e., a positive adjustment to the number of futures and forex accounts exceeded a negative adjustment to the number of equities accounts by 511). Prior periods have not been and will not be restated to reflect the modification to the definition. The September 30, 2006 number of accounts represented a net increase of 1,583 and 5,781 accounts during the three and nine months ended September 30, 2006, respectively. TradeStation brokerage clients generated the following client account metrics in the three and nine months ended September 30, 2006:

	3 Months Ended September 30, 2006	9 Months Ended September 30, 2006
Annualized trades	500	550
Annualized net revenue per brokerage account	$4,000	$4,200

		As of September 30, 2006
Average assets per account – equities		$81,000
Average assets per account – futures		$17,500

During the three and nine months ended September 30, 2006, TradeStation Securities’ brokerage customer account base averaged 58,457 and 60,001 daily average revenue trades (often called “DARTs”), an increase of 42% and 47% when compared to the 41,206 and 40,712 DARTs during the three and nine months ended September 30, 2005.

We compute DARTs as follows: For equities and equity options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity options, we charge commissions based on share volume and number of contracts traded (and not by revenue trade used to calculate DARTs). For futures, we charge commissions on a per contract basis (so each futures revenue trade included to calculate DARTs represents a round-turn commissionable contract traded). It should be noted that as we continue to add futures customers who trade larger volumes, and seek to accelerate our acquisition of higher-volume futures accounts, such as futures traders who may be attracted by our new tiered commission pricing structure and institutional traders, the number of futures revenue trades included in DARTs on a per order basis will likely grow. Also, it should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity options, futures, forex – each has a different per unit revenue structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

We also have a United Kingdom subsidiary, TradeStation Europe Limited (“TradeStation Europe”), which is currently in its start-up phase. In February 2006, TradeStation Europe became authorized by the United Kingdom’s Financial Services Authority (“FSA”) to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may now solicit and introduce UK clients who are active, experienced traders to its US affiliate for equities, options, futures and forex account services. TradeStation Europe is now in the process of putting together what are known as “European Passport” filings for various countries in the European Union, pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Union.

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

Brokerage Commissions and Fees and Net Interest Income. Brokerage commissions and fees and net interest income are the key components of our results of operations and are comprised mainly of: (i) brokerage commissions and fees earned from securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation online trading platform; and (ii) net interest earned and paid from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. Brokerage commission income and related clearing costs are recorded on a trade date basis as transactions occur. Platform fees are recorded on an accrual basis as monthly services are provided. Interest revenue and interest expense are recorded on an accrual basis as interest is earned or incurred.

Income Taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount, if any, of the valuation allowance required and adjusts the valuation allowance as needed. As of September 30, 2006 and December 31, 2005, we had no valuation allowance on our deferred income tax assets. On a periodic basis, we will continue to evaluate our deferred income tax assets to determine if a valuation allowance is required.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. As of December 31, 2005, we had an allowance for a potential credit loss of $226,000. There was no allowance as of September 30, 2006, since we collected $200,000 and wrote-off the balance of this receivable (mostly accrued interest) against this reserve during the first quarter of 2006. See Note 7 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. See “Nine months ended September 30, 2006 and 2005” – “Expenses – Other.”

Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. We recently reviewed this insurance with insurance agents and our view remains unchanged. Each quarter, we continue to evaluate our accruals, if any, for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements, as necessary. The ultimate outcome of such potential claims may be substantially different than our estimates. During the three and nine months ended September 30, 2005, we recorded approximately $300,000 of expenses primarily as a result of the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods. See “Three and Nine months ended September 30, 2006 and 2005 – Expenses – Other.” We have not created any uninsured loss reserves for any of the lawsuits or arbitrations described in Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims, or to which the company is otherwise subject.

Results of Operations

For the three and nine months ended September 30, 2006 and 2005, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary source of consolidated revenue is the brokerage services segment, and the brokerage services segment should continue to produce the majority of our revenues for the foreseeable future. For the three and nine months ended September 30, 2006, the brokerage services segment accounted for approximately 91% of our total consolidated net revenues, as compared to 89% for the three and nine months ended September 30, 2005. Given the size of those percentages, other than our discussion and table in Note 14 – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)
Revenues:
Brokerage commissions and fees	$19,216	$16,221	$2,995	18	$57,856	$48,562	$9,294	19
Interest income	11,655	6,834	4,821	71	32,321	16,219	16,102	99
Brokerage interest expense	1,202	1,024	178	17	3,420	2,472	948	38

Net interest income	10,453	5,810	4,643	80	28,901	13,747	15,154	110

Subscriptions and other	2,547	2,509	38	2	7,295	7,417	(122)	(2)

Net revenues	32,216	24,540	7,676	31	94,052	69,726	24,326	35

Expenses:
Employee compensation and benefits	7,545	5,744	1,801	31	21,742	17,017	4,725	28
Clearing and execution	6,425	4,806	1,619	34	19,110	14,691	4,419	30
Data centers and communications	1,627	1,312	315	24	4,776	4,361	415	10
Advertising	1,122	947	175	18	3,180	2,917	263	9
Professional services	843	645	198	31	2,279	2,353	(74)	(3)
Occupancy and equipment	647	623	24	4	1,903	1,827	76	4
Depreciation and amortization	675	436	239	55	1,723	1,330	393	30
Other	1,036	1,151	(115)	(10)	2,982	2,969	13	0

Total expenses	19,920	15,664	4,256	27	57,695	47,465	10,230	22

Income before income taxes	12,296	8,876	3,420	39	36,357	22,261	14,096	63

Income tax provision	4,460	3,606	854	24	13,925	8,535	5,390	63

Net income	$7,836	$5,270	$2,566	49	$22,432	$13,726	$8,706	63

Three Months Ended September 30, 2006 and 2005

Net revenues were $32.2 million for the three months ended September 30, 2006, as compared to $24.5 million for the three months ended September 30, 2005, an increase of $7.7 million, or 31%. The primary reasons for this growth were increased net interest income of $4.6 million, or 80%, as a result of higher interest rates, higher aggregate cash and margin balances and a more favorable interest-sharing arrangement with our futures clearing firm, and a $3.0 million, or 18%, increase in brokerage commissions and fees as a result of higher trade volume related mostly to growing our brokerage account base.

Income before income taxes was $12.3 million (38% of net revenues) for the three months ended September 30, 2006, as compared to $8.9 million (36% of net revenues) for the three months ended September 30, 2005, an increase of $3.4 million, or 39%. Our improvement in income before income taxes was due primarily to our increased net interest income of $4.6 million and our increased brokerage commissions and fees of $3.0 million, partially offset by increased employee compensation and benefits of $1.8 million and increased clearing and execution costs of $1.6 million. The increase in our income before income taxes margin from 36% to 38% was due primarily to our increased net interest income.

During the three months ended September 30, 2006, we recorded an income tax provision of $4.5 million based upon our current estimated annual effective income tax rate of approximately 39%, partially offset by a positive tax benefit of $310,000 related to the final reconciliation of our 2005 federal and state income tax returns. During the three months ended September 30, 2005, we recorded an income tax provision of $3.6 million based upon our then-estimated annual effective income tax rate of approximately 38%, certain deferred income tax net adjustments and final reconciliation of our 2004 federal and state income tax returns. See “Income Taxes” below.

Net income was approximately $7.8 million for the three months ended September 30, 2006, as compared to $5.3 million for the three months ended September 30, 2005, an increase of approximately $2.6 million, or 49%, due primarily to our 31% year-over-year increase in net revenues and the increase of our income before income taxes margin from 36% to 38%.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended September 30, 2006, brokerage commissions and fees were approximately $19.2 million, as compared to $16.2 million for the three months ended September 30, 2005. This $3.0 million, or 18%, increase was due primarily to increased brokerage commissions of $3.3 million from higher trading volume related mostly to growing our brokerage customer account base, partially offset by reduced futures commission pricing and by a decrease in platform and other fees of $313,000 as a result of reduced trading activity thresholds required to qualify for a waiver of our monthly platform fee, which was discussed in more detail in the “Overview and Recent Developments” portion of this discussion. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. One of our competitors recently launched a commission-free plan to a certain segment of its accounts. We continuously review and assess our pricing – both commissions and platform fees. Our most recent marketing initiative, effective November 1, 2006, to reduce further the trading activity threshold required to qualify for a waiver of the monthly platform fee, assuming no benefits from additional account growth or trading, is expected to decrease monthly revenues by approximately $100,000 and monthly net income by approximately $62,000. No assurances can be given that material offsetting benefits will be achieved.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. For the three months ended

September 30, 2006, interest income was $11.7 million, as compared to approximately $6.8 million for the three months ended September 30, 2005. This $4.8 million, or 71%, increase was due primarily to increased interest rates (primarily increases in the federal funds target rate of interest, more favorable interest income-sharing with our futures clearing agent and, to a lesser extent, increased base margin debit interest rates) and account growth. Since February 2005 through June 2006, the federal funds target rate of interest was increased by 25 basis points twelve times, from 2.25% to 5.25% (where it remains as of September 30, 2006 and through the date of the filing of this report). These increases resulted in increases in the amounts we earned on our clients’ cash account balances. During the three months ended September 30, 2006, the weighted average federal funds target rate of interest was approximately 5.25%, an increase of 183 basis points, or 53%, as compared with the weighted average rate of 3.42% for the same period in 2005. Also, during the three months ended September 30, 2006, the weighted average interest rate from income-sharing revenue earned from our futures clients was 5.00%, an increase of 244 basis points, or 95%, as compared with the weighted average rate of 2.56% for the same period in 2005. During the three months ended September 30, 2006, the weighted average base margin debit rate that we charged our customers was 8.25%, which was 40 basis points, or 5%, higher than the weighted average rate of 7.85% that we charged to our customers during the same period of 2005. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, if any, which is included in Expenses – Other Expenses below. For the three months ended September 30, 2006, brokerage interest expense was $1.2 million, as compared to $1.0 million for the three months ended September 30, 2005. This $178,000, or 17%, increase was due primarily to increased interest rates and account growth. During the three months ended September 30, 2006, the average annual credit interest rate paid to our equities customers increased 12.5 basis points, or 11%, to 1.25%, as compared to 1.125% during the three months ended September 30, 2005. As of September 30, 2006 and through the date of the filing of this report, our equities customers earn interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth and mix of growth of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, royalties and commissions received from third parties whose customers use our legacy software products and direct sales of our legacy customer software products. Subscription fees and other revenues were approximately $2.5 million for the three months ended September 30, 2006 and 2005. An increase in subscription fees of $220,000 was offset by decreases in other revenues from our 2005 users conference (not held in 2006) of $111,000 and, to a lesser extent, decreases in royalties and licensing fees. The increase in subscription fees was due to a monthly price increase effective May 1, 2006, of approximately $50. The increase in price was partially offset by a decrease in the number of subscribers. The continued impact, if any, of this price increase will depend upon how many customers terminate their subscription service or do not buy new subscriptions as a result of the price increase, and how many (if any) decide to become brokerage customers instead of continuing their subscriptions. The decrease in royalties and licensing fees is the result of not having marketed legacy customer software products since 2000. We expect royalties and commissions from third parties to continue to decrease and to reach a de minimus amount by year end.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions and bonuses (and, beginning in 2006, stock-based compensation) and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $7.5 million for the three months ended September 30, 2006, as compared to $5.7 million for the three months ended September 30, 2005, an increase of $1.8 million, or 31%. This increase was due primarily to increases in wages paid to employees of $701,000, stock-based compensation of $423,000, increases in accrued bonus of $290,000, increases in sales commissions of $165,000, and, to a lesser extent, increases in employee benefits, recruitment and related expenses. The increase in wages was due primarily to our annual salary merit increases (effective January 2006) and increased headcount. During the three months ended September 30, 2006, there was an average of 287 full-time equivalent employees, as compared to 263 full-time equivalent employees during the three months ended September 30, 2005. Employee compensation and benefits expenses are anticipated to continue to increase as a result of planned additions to employee headcount to support expansion of our business operations, including our recently-opened Chicago office. For further discussion of stock-based compensation expense, see Recently Issued Accounting Standards below.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $6.4 million for the three months ended September 30, 2006, as compared to $4.8 million for the three months ended September 30, 2005, an increase of approximately $1.6 million, or 34%, as a result of higher trade volume. Clearing and execution costs as a percentage of brokerage commissions and fees increased to 33% during the three months ended September 30, 2006, as compared to 30% during the three months ended September 30, 2005. This increase in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to lower platform fees as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of the monthly platform fee, a new futures brokerage commission structure that rewards more active traders with lower pricing, and a change in mix (i.e., futures versus equities) to lower margin trades, partially offset by the continued benefits of equities self-clearing and reduced clearing fee rates for futures.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $1.6 million for the three months ended September 30, 2006, as compared to $1.3 million for the three months ended September 30, 2005, an increase of $315,000, or 24%, due primarily to increased bandwidth and rack space expenses of $158,000, increased circuits of $115,000, and increased server costs (equipment maintenance and one-time training costs) of $100,000, partially offset by decreased data distribution and exchange fees. We anticipate data centers and communications to increase during the fourth quarter of 2006 as we expand capacity at our data server farms.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits, including postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended September 30, 2006 were $1.1 million, as compared to $947,000 for the three months ended September 30, 2005, an increase of $175,000, or 18%, due primarily to increased media placement. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) are factors that may impact the level of advertising in the future.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $843,000 for the three months ended September 30, 2006, as compared to $645,000 for the three months ended September 30, 2005, an increase of $198,000, or 31%, due primarily to increased legal fees of $150,000.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $647,000 for the three months ended September 30, 2006, as compared to $623,000 for the three months ended September 30, 2005, an increase of $24,000, or 4%, due primarily to expenses related to our recently-opened Chicago office.

Depreciation and Amortization – Depreciation and amortization expenses consist of depreciation on property and equipment. Depreciation and amortization expenses were $675,000 for the three months ended September 30, 2006, as compared to $436,000 for the three months ended September 30, 2005, an increase of $239,000, or 55%. This increase was due primarily to higher depreciation of fixed assets related to an increase in the amount of capital expenditures in 2006. During the nine months ended September 30, 2006, we had capital expenditures of $6.6 million as compared to $1.4 million in the same period of 2005. The 2006 capital expenditures were mostly computer hardware to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. We anticipate depreciation expense to continue to increase during the fourth quarter of 2006 due to recent and planned hardware and software purchases for our data server farms – which we deem necessary to support the growth in our business and enhance and improve the quality and reliability of our brokerage services.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.0 million for the three months ended September 30, 2006, as compared to $1.2 million for the three months ended September 30, 2005, a decrease of $115,000, or 10%. This decrease was due primarily to decreases in settlements of $300,000 and not having a 2006 users’ conference (which cost $117,000 for the portion held in the third quarter of 2005), partially offset by the gain from an exchange membership transaction of $123,000 (recorded in 2005), increased travel-related expenses of $97,000, and, to a lesser extent, increases in software maintenance and other expenses. The decrease in settlements was primarily related to expenses recorded in 2005 for the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods.

Nine months ended September 30, 2006 and 2005

Net revenues were $94.1 million for the nine months ended September 30, 2006, as compared to $69.7 million for the nine months ended September 30, 2005, an increase of $24.3 million, or 35%. The primary reasons for this growth were increased net interest income of $15.2 million, or 110%, as a result of higher interest rates, higher aggregate cash and margin balances and a more favorable interest-sharing arrangement with our futures clearing firm, and a $9.3 million, or 19%, increase in brokerage commissions and fees as a result of higher trade volume related mostly to growing our brokerage account base.

Income before income taxes was $36.4 million (39% of net revenues) for the nine months ended September 30, 2006, as compared to $22.3 million (32% of net revenues) for the nine months ended September 30, 2005, an increase of $14.1 million, or 63%. Our improvement in income before income taxes was due primarily to our increased net interest income of $15.2 million and our increased brokerage commissions and fees of $9.3 million, partially offset by increased employee compensation and benefits of $4.7 million and increased clearing and execution costs of $4.4 million. The increase in our income before income taxes margin from 32% to 39% was due primarily to our increased net interest income.

During the nine months ended September 30, 2006, we recorded an income tax provision of $13.9 million based upon our current estimated annual effective income tax rate of approximately 39%, partially offset by a positive tax benefit, in the third quarter, of $310,000 related to the final reconciliation of our 2005 federal and state income tax returns. During the nine months ended September 30, 2005, we recorded an income tax provision of $8.5 million based upon our then-estimated annual effective income tax rate of approximately 38%, certain deferred income tax net adjustments and final reconciliation of our 2004 federal and state income tax returns. See “Income Taxes” below.

Net income was approximately $22.4 million for the nine months ended September 30, 2006, as compared to $13.7 million for the nine months ended September 30, 2005, an increase of $8.7 million, or 63%, due primarily to our 35% year-over-year increase in net revenues and the increase of our income before income taxes margin from 32% to 39%, partially offset by a higher effective tax rate in 2006.

Revenues

Brokerage Commissions and Fees – For the nine months ended September 30, 2006, brokerage commissions and fees were approximately $57.9 million, as compared to $48.6 million for the nine months ended September 30, 2005. This $9.3 million, or 19%, increase was due primarily to increased brokerage commissions of $10.9 million from higher trading volume related mostly to growing our brokerage customer account base, partially offset by reduced futures commission pricing, and by a decrease in platform and other fees of $1.6 million as a result of reduced trading activity thresholds required to qualify for a waiver of our monthly platform fee, which was discussed in more detail in the “Overview and Recent Developments” portion of this discussion. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. One of our competitors recently launched a commission-free plan to a certain segment of its accounts. We continuously review and assess our pricing – both commissions and platform fees. Our most recent marketing initiative, effective November 1, 2006, to reduce further the trading activity threshold required to qualify for a waiver of the monthly platform fee, assuming no benefits from additional account growth or trading, is expected to decrease monthly revenues by approximately $100,000 and monthly net income by approximately $62,000. No assurances can be given that material offsetting benefits will be achieved.

Interest Income – For the nine months ended September 30, 2006, interest income was $32.3 million, as compared to approximately $16.2 million for the nine months ended September 30, 2005. This $16.1 million, or 99%, increase was due primarily to increased interest rates (increases in the federal funds target rate of interest, more favorable interest income-sharing with our futures clearing agent and increased base margin debit interest rates) and account growth. Since February 2005, through June 2006, the federal funds target rate of interest was increased by 25 basis points twelve times, from 2.25% to 5.25% (where it remains as of September 30, 2006 and through the date of the filing of this report). These increases resulted in increases in the amounts we earned on our clients’ cash account balances and charged our customers for margin lending. During the nine months ended September 30, 2006, the weighted average federal funds target rate of interest was approximately 4.86%, an increase of 193 basis points, or 66%, as compared with the weighted average rate of 2.93% for the same period in 2005. Also, during the nine months ended September 30, 2006, the weighted average interest rate from income-sharing revenue earned from our futures clients was approximately 4.61%, an increase of 284 basis points, or 160%, as compared with the weighted average rate of 1.77% for the same period in 2005. During the nine months ended September 30, 2006, the weighted average base margin debit rate that we charged our customers was 8.17%, which was 101 basis points, or 14% higher than the weighted average rate of 7.16% that we charged to our customers during the same period of 2005. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit rates to our customers.

Brokerage Interest Expense – For the nine months ended September 30, 2006, brokerage interest expense was $3.4 million, as compared to $2.5 million for the nine months ended September 30, 2005. This $948,000, or 38%, increase was due primarily to increased interest rates and account growth. During the nine months ended September 30, 2006, the average annual credit interest rate paid to our equities customers increased 22 basis points, or 23%, to approximately 1.17%, as compared to approximately 0.95% during the nine months ended September 30, 2005. As of September 30, 2006 and through the date of the filing of this report, our equities customers earn interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues were approximately $7.3 million during the nine months ended September 30, 2006, as compared to $7.4 million during the nine months ended September 30, 2005, a decrease of approximately $122,000, or 2%, due primarily to a $361,000 decrease in royalties and commissions received from third parties and a $111,000 decrease in other revenue from our 2005 users conference (not held in 2006), partially offset by a $368,000 increase in subscription fees. The decrease in royalties is the result of not having marketed legacy customer software products since 2000. The increase in subscription fees was due to a monthly price increase, effective May 1, 2006, of approximately $50. The increase in price was partially offset by a decrease in the number of subscribers. The continued impact, if any, of this price increase will depend upon how many customers terminate their subscription service or do not buy new subscriptions as a result of the price increase, and how many (if any) decide to become brokerage customers instead of continuing their subscriptions. We expect royalties and commissions from third parties to continue to decrease and to reach a de minimus amount by year end.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $21.7 million for the nine months ended September 30, 2006, as compared to $17.0 million for the nine months ended September 30, 2005, an increase of $4.7 million, or 28%. This increase was due primarily to increases in wages paid to employees of $1.8 million, stock-based compensation of $1.2 million, accrued bonus of $610,000, sales commissions of $502,000, and, to a lesser extent, increases in employee benefits, recruitment and related expenses, and payroll taxes. The increase in wages was due primarily to our annual salary merit increases (effective January 2006) and increased headcount. During the nine months ended September 30, 2006, there was an average of 278 full-time equivalent employees, as compared to 261 full-time equivalent employees during the nine months ended September 30, 2005. Employee compensation and benefits expenses are anticipated to continue to increase as a result of planned additions to employee headcount to support expansion of our business operations, including our recently-opened Chicago office. For further discussion of stock-based compensation expense, see Recently Issued Accounting Standards below.

Clearing and Execution – Clearing and execution expenses were approximately $19.1 million for the nine months ended September 30, 2006, as compared to $14.7 million for the nine months ended September 30, 2005, an increase of approximately $4.4 million, or 30%, as a result of higher trade volume. Clearing and execution costs as a percentage of brokerage commissions and fees increased to 33% during the nine months ended September 30, 2006, as compared to 30% during the nine months ended September 30, 2005. This increase in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to lower platform fees as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of the monthly platform fee, a new futures brokerage commission structure that rewards more active traders with lower pricing, and a change in mix (i.e., futures versus equities) to lower margin trades, partially offset by the benefits received from self-clearing of equity option trades for the entire nine-month period in 2006 (as opposed to two quarters in the same period of 2005) and the continued benefits of equities self-clearing and reduced clearing fee rates for futures.

Data Centers and Communications – Data centers and communications expenses were $4.8 million for the nine months ended September 30, 2006, as compared to $4.4 million for the nine months ended

September 30, 2005, an increase of $415,000, or 10%, due primarily to increased data re-vending and exchange fees of $203,000 and increased bandwidth and rack space at our data server farms of $127,000, and, to a lesser extent, increased server costs (equipment maintenance and one-time training costs). We anticipate data centers and communications to increase during the fourth quarter of 2006 as we expand capacity at our data server farms.

Advertising – Advertising expenses for the nine months ended September 30, 2006 were $3.2 million, as compared to $2.9 million for the nine months ended September 30, 2005, an increase of $263,000, or 9%, due primarily to increased media placement. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) are factors that may impact the level of advertising in the future.

Professional Services – Professional services expenses were approximately $2.3 million for the nine months ended September 30, 2006, as compared to $2.4 million for the nine months ended September 30, 2005, a decrease of $74,000, or 3%, due primarily to decreased legal fees of $243,000 and partially offset by increased accounting fees and other consultants.

Occupancy and Equipment – Occupancy and equipment expenses were $1.9 million for the nine months ended September 30, 2006, as compared to $1.8 million for the nine months ended September 30, 2005, an increase of $76,000, or 4%, due primarily to expenses related to our recently-opened Chicago office.

Depreciation and Amortization – Depreciation and amortization expenses were $1.7 million for the nine months ended September 30, 2006, as compared to $1.3 million for the nine months ended September 30, 2005, an increase of $393,000, or 30%. This increase was due primarily to higher depreciation of fixed assets related to an increase in the amount of capital expenditures in 2006. During the nine months ended September 30, 2006, we had capital expenditures of $6.6 million, as compared to $1.4 million in the same period of 2005. The 2006 capital expenditures were mostly computer hardware to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. We anticipate depreciation expense to continue to increase during the fourth quarter of 2006 due to recent hardware and software purchases for our data server farms – which we deem necessary to support the growth in our business and to enhance and improve the quality and reliability of our brokerage services.

Other – Other expenses were $3.0 million for both the nine months ended September 30, 2006 and 2005. Decreases in settlements, insurance expenses, expenses related to our users conference (not held in 2006), and customer debits and errors were fully offset by increases in travel-related expenses, regulatory fees and expenses, software maintenance costs, and a gain from an exchange membership (recorded in 2005). The decrease in customer debits and errors was due primarily to the collection, in 2006, of $200,000 of a receivable from a brokerage customer, previously considered uncollectible and fully reserved, partially offset by customer credits related to outages. The decrease in settlements was primarily related to expenses recorded in 2005 for the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods.

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

Income Taxes

During the three and nine months ended September 30, 2006, we recorded an income tax provision of $4.5 million and $13.9 million, respectively, based upon our current estimated annual effective income tax rate of approximately 39%, partially offset by a positive tax benefit, in the third quarter, of $310,000 related to the final reconciliation of our 2005 federal and state income tax returns. During the three and nine months ended September 30, 2005, we recorded an income tax provision of $3.6 million and $8.5 million, respectively, based upon our then-estimated annual effective income tax rate of approximately 38%, certain deferred income tax net adjustments and final reconciliation of our 2004 federal and state income tax returns.

As of September 30, 2006, for financial reporting purposes, we estimate that we had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.5 million and $124,000, respectively (expiring between 2010 and 2019). These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

In September 2006, a letter from the Internal Revenue Service was received notifying us that our federal income tax return for the year ended December 31, 2004 has been selected for examination. We believe this examination, which is currently in progress, to be routine. While no assurances can be given, we believe that the results of this examination will not have a material impact on our consolidated financial position, results of operations or cash flows.

See Note 12 of Notes to Consolidated Financial Statements – INCOME TAXES.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of approximately $69.7 million, of which $1.4 million was restricted, supporting a facility lease. On October 3, 2006, as a result of TradeStation Securities’ September 30, 2006 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $11.6 million of the $437.4 million of cash segregated in compliance with federal regulations shown on our consolidated balance sheet at September 30, 2006 was transferred to cash and cash equivalents. We have marketable securities of approximately $9.3 million at September 30, 2006, the majority of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent in the secondary market to other investors. See Note 6 of Notes to Consolidated Financial Statements – MARKETABLE SECURITIES.

As of September 30, 2006, TradeStation Securities had: $437.4 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $63.7 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $39.4 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $527.6 million at September 30, 2006. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At September 30, 2006, TradeStation Securities had net capital of approximately $50.8 million (46.1% of aggregate debit items), which was approximately $48.6 million in excess of its required net capital of approximately $2.2 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of September 30, 2006, we had interest-bearing security deposits and short-term treasury bills totaling $13.2 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of September 30, 2006, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations (net of subleases) and minimum purchase obligations (related to back-office systems and telecommunications services) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2006	2007 - 2009	2010 - 2011	Thereafter
Operating lease obligations	$13,396,235	$785,732	$6,876,666	$4,346,551	$1,387,286
Purchase obligations	2,129,165	599,060	1,453,695	76,410	—

Total	$15,525,400	$1,384,792	$8,330,361	$4,422,961	$1,387,286

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur) and to enhance and improve the quality and reliability of our brokerage services, capital expenditures of up to $1.5 million for the remainder of 2006. These capital expenditures are primarily for the purchase of computer hardware and software for our data server farms and back-office systems.

In October 2006, our board of directors authorized, and we publicly announced, the use of up to $60 million of available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases will be made pursuant to a Rule 10b5-1 plan which is expected to be put into effect in November 2006. Pursuant to the buy back plan, $1.25 million of company cash per month during each month of the four-year period has been authorized to be used to purchase company shares at prevailing prices. See Note 13 of Notes to Consolidated Financial Statements – STOCK BUY BACK PLAN.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $5.9 million and $13.3 million during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, net cash provided by operating activities of $5.9 million was due primarily to net income and adjustments for non-cash items, partially offset by timing differences related to an increase in net brokerage customer assets and liabilities (excluding deposits with clearing organizations), timing differences related to funding cash segregated in compliance with federal regulations, and, to a lesser extent, increases in deposits with clearing organizations and clearing agents and increases in other assets. During the nine months ended September 30, 2005, net cash provided by operating activities of $13.3 million was due primarily to net income, adjustments for non-cash items, reduced deposits with clearing organizations and, to a lesser extent, increases in accounts payable and accrued expenses, partially offset by increases in net brokerage customer assets (excluding deposits with clearing organizations) and, to a lesser extent, timing differences related to cash segregated in compliance with federal regulations (approximately $6.2 million transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on October 4, 2005), pre-payments for income taxes and increases in other assets.

Investing activities used cash of $15.7 million and $1.1 million during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, investing activities were primarily for the purchase of marketable securities of $9.3 million and for capital expenditures (mostly computer hardware to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems) of $6.6 million. During the nine months ended September 30, 2005, investing activities were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms).

Financing activities provided cash of $4.6 million and $3.7 million during the nine months ended September 30, 2006 and 2005, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans provided cash of approximately $2.3 million and $3.7 million during the nine months ended September 30, 2006 and 2005, respectively. Excess tax benefits from the exercise of stock options were approximately $2.3 million during the nine months ended September 30, 2006.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of FIN 48 will not have a material impact on our consolidated financial position, results of operations or cash flows, and expect to adopt FIN 48 effective January 1, 2007.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements by requiring public companies to utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income-statement-focused assessment and a balance-sheet-focused assessment. The guidance in SAB 108 is effective beginning with our annual financial statements for the year ending December 31, 2006. We believe that the adoption of SAB 108 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. We have adopted the fair value provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated. As a result of adopting SFAS 123R, the charge to income before income taxes for the three and nine months ended September 30, 2006 was $423,000 and $1.2 million, respectively, of stock-based compensation included in employee compensation and benefits in our consolidated statement of income. The impact of adopting SFAS 123R was a reduction to net income for the three and nine months ended September 30, 2006 of $401,000 and $1.0 million, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three months ended September 30, 2006 was $0.01 per share lower. The impact of adopting SFAS 123R on basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.03 and $0.02 per share lower, respectively.

Prior to the adoption of SFAS 123R, we presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $2.3 million during the nine months ended September 30, 2006. See Note 2 of Notes to Consolidated Financial Statements – STOCK-BASED COMPENSATION for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expenses.

As of September 30, 2006, there was approximately $4.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to the company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over 3.3 years.

We adopted SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), effective January 1, 2006. SFAS 154, which is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, provides guidance on accounting for, and reporting of, accounting changes and error corrections. It requires a voluntary change in accounting principle to be applied retrospectively to all prior periods’ financial statements as if the principle had always been applied. Previously, voluntary changes in accounting principles were required to be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of change. The adoption of SFAS 154 did not have any impact on our consolidated financial position, results of operations or cash flows.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $437.4 million at September 30, 2006. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $527.6 million at September 30, 2006, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. We estimate that, based upon our brokerage customer balances at September 30, 2006, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $44,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of September 30, 2006, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted of Federal tax-exempt variable rate demand note securities (see Note 6 of Notes to Consolidated Financial Statements – MARKETABLE SECURITIES), and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. We estimate that, based upon the balances of our cash and cash equivalents, marketable securities and security deposits as of September 30, 2006, each basis point increase or decrease in interest rates, results in an annual impact of approximately $6,000 to our net income.

TradeStation Securities seeks to manage risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 11 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against TradeStation Group, certain of its directors and executive officers and certain family partnerships owned by two of the executive officers. One of these lawsuits was filed by Benedict Gambino. On July 25, 2003, Benedict S. Gambino, from whom the company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract.

The Gambino case has been settled and, pursuant to the settlement agreement dated November 3, 2006, is expected to be dismissed with prejudice in the near future. The Gambino settlement is not material to our financial position, results of operations or cash flows in any period. The other two lawsuits remain pending. See Note 11 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors during the first nine months of 2006 from those previously discussed in ITEM 1A, RISK FACTORS, of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2005. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in Part I of this report, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended September 30, 2006, we did not issue or sell any unregistered securities.

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

TradeStation Group, Inc.
Registrant

November 8, 2006	/s/ David H. Fleischman
Date	David H. Fleischman
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