Form 10-K
period 2006-12-31
TRADESTATION GROUP INC
filed 2007-03-09
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-31049

TradeStation Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0977576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8050 S.W. 10th Street, Suite 4000, Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

954-652-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☑  No

The aggregate market value of voting stock held by non-affiliates as of June 30, 2006 (based upon the closing price of $12.67 per common share as quoted on The NASDAQ Global Select Market on such date), was approximately $343,677,000.

The registrant had 44,755,691 shares of common stock, $.01 par value, outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed within 120 days after December 31, 2006 in connection with its 2007 annual meeting of shareholders are incorporated by reference in Part III of this report.

i

PART I

ITEM 1.	BUSINESS

Overview and Recent Developments

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., an online broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two operating subsidiaries. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning, direct market access (DMA) electronic trading platform that enables traders to test and automate “rule-based” trading strategies (both technical and fundamental) across multiple asset classes, namely, equities, equity options, futures and, expected later this year, foreign currencies (forex). The company’s other subsidiary, TradeStation Europe Limited, a United Kingdom private company, authorized and regulated by the UK Financial Services Authority (FSA) as an introducing broker, is in its start-up phase.

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the New York Stock Exchange (NYSE), NASD, Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), Options Clearing Corporation (OCC), American Stock Exchange (AMEX), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), Chicago Stock Exchange (CHX), International Securities Exchange (ISE), NYSE ARCA and Philadelphia Stock Exchange (PHLX). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access (also known as direct market access or DMA) trading means, with respect to equities, equity options, futures and forex transactions, direct Internet connections to electronic marketplaces. These include: for stocks and Exchange Traded Funds (ETFs), electronic communication networks (ECNs), the NYSE’s SuperDOT (for NYSE and other listed securities) and NASDAQ Market Center (for NASDAQ and other listed securities); for futures, electronic futures exchanges such as the Chicago Mercantile Exchange’s (CME’s) Globex and the Chicago Board of Trade’s (CBOT’s) eCBOT; for equity options, electronic options exchanges offered by the AMEX, BOX, CBOE, ISE, NYSE ARCA and PHLX; and, for forex, the electronic inter-bank market or a seamless connection through a dealer system that is itself connected to the electronic inter-bank market. In each of these electronic marketplaces, buyers and sellers (or counterparties) participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and direct-access order execution, the TradeStation electronic trading platform offers state-of-the-art advanced order placement functions, powerful automated and manual order placement capabilities, and numerous advanced charting and analytics features.

In the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2007, TradeStation Securities was named, for the third consecutive year, Best Futures Brokerage, and was also named in Stocks & Commodities magazine, for the fifth year in a row, best Direct Access Stock Brokerage, best Institutional Platform, and best Professional Platform.

At December 31, 2006, TradeStation Securities had approximately 31,500 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to nearly 24,500 accounts at the beginning of 2006. During the 2006 fourth quarter, TradeStation Securities’ brokerage customer account base averaged nearly 63,000 daily average revenue trades (often called “DARTs”), as compared to 49,000 during the 2005 fourth quarter. During 2006, the average TradeStation Securities account made over 500 revenue trades. As of December 31, 2006, the average asset balance of an equities account was approximately $80,000 and the average asset balance of a futures account was approximately $19,000. Total account assets were approximately $1.6 billion.

TradeStation Technologies, one of the company’s other operating subsidiaries, owns all of our intellectual property. A formal patent application covering major aspects of the TradeStation electronic trading platform was filed by TradeStation Technologies with the United States Patent and Trademark Office in October 2001. Final action on this application by the patent office is expected later this year. TradeStation Technologies also filed, early in 2005, a patent application relating to the display and execution of options trades, and owns a patent, issued January 2000 with a priority date of August 1995, that covers methods, computer systems and software that combine or integrate technical and fundamental market data and analysis into a common or unified display. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee. Last year, the TradeStation trading software platform was named, for the fourth year in a row, best Subscription Internet Analytical Platform in the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2007, as well as, for the third year in a row, best Options Analysis Software, best Trading Systems-Stocks, best Trading Systems-Futures, and best Trading Systems-Options.

In February 2007, Salomon Sredni, the company’s President and Chief Operating Officer since 1999, was promoted to Chief Executive Officer and President, and William and Ralph Cruz, the company’s co-founders, and Co-Chairmen and Co-Chief Executive Officers since 1996, announced that they would be transitioning out of their day-to-day roles with the company by continuing as non-executive Co-Chairmen of the Board of Directors and in an advisory capacity on key projects and initiatives.

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

The vast majority of active traders are believed to be with “traditional” online brokerage firms (e.g., E*Trade, Fidelity, Schwab and TD Ameritrade). It is generally accepted in the online brokerage industry that 5% to 10% of each large online brokerage firm’s customer base consists of active traders, and that those active traders are responsible for the vast majority of those firms’ trades. Accordingly, nearly all of the large online brokerage firms have tried over recent years to acquire direct-access firms or technology, and more sophisticated trading analysis platforms, in order to retain and grow this most valuable segment of their customer bases.

We believe an online brokerage firm focused on active traders, in order to maximize its potential for successful market penetration, needs to deliver:

•	Fast electronic order placement and execution, including both automated and one-click manual order placement capabilities

•

State-of-the-art advanced orders capabilities – the ability to use various order-placement features (limits, trailing stops, simultaneous orders, contingency orders, reserve orders, hidden orders, pegged orders, discretionary orders, etc.)

•	Intelligent/smart order routing to maximize liquidity and help achieve best execution

•	The ability to analyze and trade multiple asset classes (equities, equity options, futures and forex) using the same platform

•	Access to most, if not all, major avenues of execution (the major ECNs, NASDAQ Market Center, SuperDOT, Globex, eCBOT, the major electronic options exchanges, etc.)

•	Strategy testing and strategy automation capabilities, as well as advanced charting and analysis software tools

•	Competitive commission pricing structures for equities, equity options, futures and forex

•	Streaming, real-time quotes, including meaningful market depth displays

•	Trade desk, customer account and technical support services

•	Customer training services

TradeStation Securities offers each of the above-mentioned features.

Institutional Trader Market

We see the institutional trader market, as it relates to potential customer relationships for direct market access brokerage firms like TradeStation Securities, as hedge fund and money managers, commodity trading advisors and commodity pool operators, and registered investment advisers who use short-term trading strategies. According to recent estimates, there are approximately 9,000 hedge funds today, which are estimated to manage up to $1.25 trillion of invested assets, and 8,000 registered investment advisers, which are estimated to manage more than $23 trillion of invested assets. Also, of the largest hedge fund complexes, those with over $1 billion in assets, a majority have funds or commodity pools sponsored, operated or advised by CFTC-registered commodity trading advisors and/or commodity pool operators. The CFTC recently reported that there are approximately 3,250 commodity pools and more than 2,000 registered commodity pool operators.

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

Features and services that are important to many buy side institutional traders include sophisticated decision-support front ends that enable analysis and development of sophisticated rule-based trading strategies, automated strategy trading, intuitive order placement, advanced portfolio/basket trading, multiple account trade allocation, a detailed, flexible order management/portfolio management system (or the ability to integrate with their management systems), and a broad scope of assets (equities, equity options, futures and forex) that can be analyzed and traded using the same platform. TradeStation contains decision-support and automated trading and manual order placement functionality, list/basket trading, multiple account trade allocation, and state-of-the-art direct-access execution services for equities, equity options and futures trading (and soon for forex trading), and continues to work on more advanced portfolio/basket trading features and new order and risk management system compatibilities and features.

Products and Services

Overview – TradeStation

Our main product/service offering is the TradeStation electronic trading platform, complete with electronic order execution services, for self-directed, active, including semi-professional, traders and certain segments of the institutional buy side trader market. TradeStation does not provide investment or trading advice or recommendations, or recommend the use of any particular strategy, but rather enables the trader to design, test, optimize and automate his own, custom trading strategies. TradeStation is a registered trademark in the United States, Australia, Canada, the European Union, Indonesia, Korea, Singapore, South Africa and Taiwan.

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

TradeStation has, since its initial release as a strategy trading software program in 1991, been our flagship product. From 1996 until October 2001 it was marketed worldwide to institutional traders on a monthly subscription basis by Telerate, Inc. as a premium tool for the Telerate data feed service. It has also served, and continues to serve, as a strategy trading platform for numerous third-party trading software applications. Its state-of-the-art technology empowers the trader to design and develop a rule-based trading strategy based upon the trader’s objective rules and criteria, test the potential profitability of that trading strategy against historical data, and then computer-automate it to monitor the applicable market and alert the trader in real-time (or instantaneously place the trade order) when the criteria of the trading strategy have been met and an order should, therefore, be placed. The principal features of TradeStation that enable the trader to design and develop trading strategies are EasyLanguage and the PowerEditor. EasyLanguage is a proprietary computer language we developed consisting of English-like statements and trading terms which can be input by the trader to describe particular objective rules and criteria. The PowerEditor is a compiler of EasyLanguage statements that provides the trader with considerable flexibility to modify and combine different trading rules and criteria, which ultimately result in the design of the trader’s trading strategies. EasyLanguage and PowerEditor are also registered trademarks.

Brokerage Services

TradeStation Securities’ principal offering today is online brokerage services, covering equities (principally stocks and ETFs), equity options, futures (including futures options) and forex transactions, through the TradeStation electronic trading platform. Equities, equity options and futures are all direct market access offerings, and a direct market access offering for forex is expected to be launched later this year. TradeStation Securities’ targeted customer base for brokerage services includes active, including semi-professional, traders and certain institutional traders, such as hedge fund and money managers and investment advisors who use short-term trading strategies. In addition to providing online services through the TradeStation electronic trading platform, the brokerage firm offers personal support services by its registered trade-desk representatives who execute customers’ orders through direct-access order execution systems if the customer is for some reason unable or unwilling to place the order using his or her own computer.

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

TradeStation Securities self-clears for its active trader equity securities accounts. Institutional accounts for equity securities and futures are carried on a “fully disclosed” basis by the brokerage’s clearing agents or are given order execution services on a “delivery vs. payment / receipt vs. payment (DVP/RVP) basis for equities, or a “give-up” basis for futures, in either case with the orders cleared and settled by the client’s prime brokerage firm. All individual futures accounts are carried on a “fully-disclosed” basis by the brokerage’s futures clearing agent. TradeStation Securities executes its customers’ securities and futures transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its customers directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a customer’s order to purchase, purchase the securities in the market for the brokerage firm, and then sell the securities to the customer. TradeStation Securities does not do this. It always charges only an agreed-upon commission and never earns income from marking up or marking down its customers’ securities or futures transactions. For forex deals, an unaffiliated forex dealer firm acts as principal/counterparty for, and clears, all deals with the company’s forex customers.

Software Products and Services

In December 2000, we launched the TradeStation electronic subscription service. The TradeStation electronic subscription service includes our award-winning strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, and all other features included in the TradeStation electronic trading platform other than trade order placement and other trading or brokerage-related features or services. Effective May 1, 2006, the TradeStation electronic subscription service was offered to new subscribers at the monthly rate of $249.95 and to legacy customers who had “upgraded” at a monthly rate of $179.95. We evaluate our approach to subscription fee pricing on an ongoing basis, which may result in different price offerings during 2007. TradeStation (both as a subscription service and as a brokerage account trading platform) also offers our OptionStation and RadarScreen functions and features. OptionStation, also an award-winning technology, is an options trading analysis product for equity, index and futures options that enables traders to explore options trading strategies. RadarScreen enables traders to scan securities markets to identify potential buying or selling opportunities based upon the traders’ own trading strategies.

We ceased marketing our legacy software products in May 2000 and ceased marketing our subscription software services in December 2000. Accordingly, in 2004, 2005 and 2006, and, we expect, for the foreseeable future, our brokerage operations produced and should continue to produce the majority of our revenues. In 2004, 2005 and 2006, revenues from brokerage services (consisting primarily of brokerage commissions and fees and net interest income) accounted for approximately 86%, 89% and 92%, respectively, of our total consolidated net revenues, and software products and services accounted for approximately 14%, 11% and 8%, respectively, of our total consolidated net revenues over that three-year period.

Sales and Marketing

Our marketing in 2006 consisted principally of print advertising in Active Trader, Futures, SFO, and Technical Analysis of Stocks & Commodities magazines, direct mail and e-mail, sales seminars, and our Web sites, and television advertising on financial news channels. The mix and frequency of television, print, Web-site, direct-mail and in-person marketing methods that we use to try to achieve results will likely be continually modified as we test such methods and mixtures and analyze and interpret the results.

Revenues derived from customers outside of the United States for the years ended December 31, 2006, 2005 and 2004, were approximately 11%, less than 10% and approximately 12%, respectively. International revenues are collected in U.S. dollars. We conduct no marketing, sales or other operations, and maintain no assets, outside of the United States, other than relating to our start-up operations in London via our United Kingdom subsidiary, TradeStation Europe Limited.

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

Technology Development

We believe that our success depends, in large part, on our ability to offer unique, Internet-based trading technologies with state-of-the-art order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user education and other training materials internally. In 2006, 2005 and 2004, technology development expenses were approximately $5.2 million, $4.5 million and $4.4 million, respectively. As of December 31, 2006, our technology development team was comprised of 85 people, as compared to 80 as of December 31, 2005, a 6.3% increase.

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

Competition

The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry in three different ways. First, there has been over the past several years and continues to be consolidation of three types of services that traditionally were offered separately: online brokerage services; real-time market data services; and trading analysis software products and services. With the TradeStation electronic trading platform, we have embraced this consolidation by offering all three of these services in a fully-integrated, seamless manner. Second, we believe consolidation is occurring in the four major online execution markets for active traders – equities, equity options, futures and forex – meaning that, contrary to specializing in offering services for only one of those market instruments, more and more firms are offering or plan to offer three or four of those services. With our offering of online trading services for all four of these markets, we have embraced this consolidation as well. Third, as a result of price pressure, unused infrastructure capacity at the largest online brokerage firms, and the desire of the larger firms to acquire sophisticated electronic trading technologies, there have been numerous acquisitions in our industry, mostly by larger firms that are seeking to increase their ability to compete on both quality and price.

We believe that competition, as well as consolidation, will continue to increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession and volatility; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use electronic brokerage services offered by firms that have traditionally served mostly retail customers; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

We face direct competition from several publicly-traded and privately-held companies, principally online brokerages and futures commission merchants, including providers of direct-access order execution services. Our competitors include the many online brokerages currently active in the United States, some of which offer both equities and futures brokerage services, including Banc of America Investment Services, Charles Schwab & Co. (including CyberTrader), E*Trade Securities, Fidelity Brokerage Services, Interactive Brokers, Merrill Lynch Direct, OptionsXpress, Redi Products - a division of Spear, Leeds & Kellogg (which is owned by Goldman Sachs), Scottrade Financial Services, TD Ameritrade, and Townsend Analytics (which is owned by Lehman Brothers). Those brokers currently serve, in the aggregate, more than 90% of existing online accounts, and many are focused on attracting and retaining active traders. Many online brokerages currently claim to offer direct-access service. Even though we are rated as one of the best online brokerage firms in the United States, there can be no assurance that we will be able to maintain such ratings, be rated that highly in the future, compete effectively with our competitors, adequately educate potential customers about the benefits our products and services provide, or continue to offer such products and services.

Many of our existing and potential competitors, which include large, online discount and traditional national brokerages and futures commission merchants, and financial institutions that are focusing more closely on online services, including electronic trading services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than do we. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing or free trades as a “loss leader” to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to the active trader market, including comparison advertisements with our active trader offering. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

Our success is and will be heavily dependent on proprietary software technology, including certain technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We also have formal patent applications pending for the TradeStation trading platform, and own a patent that covers product features that have recently been incorporated into TradeStation. With respect to the pending patent applications, there can be no assurance that we will obtain patents broad enough in scope to have value, or obtain them at all. We also have registered copyright rights in our EasyLanguage dictionary and documentation and TradeStation software.

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

TradeStation Europe Limited, which was formed to introduce brokerage customers from the European Union to TradeStation Securities, is authorized and regulated by the FSA, and, in using its European “passport” to conduct such business throughout the European Union, is subject to the marketing, solicitation and other customer protection rules in effect in each European Union country in which it conducts such business.

The SEC, NASD, NYSE, CFTC, NFA, FSA and other self-regulatory associations and organizations (SROs) and state and foreign securities commissions and agencies can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or futures commission merchant or any of its officers or employees. For information about certain pending SRO inquiries and actions, see Item 3 – Legal Proceedings.

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

TradeStation Securities is a member of the SIPC. SIPC provides protection of up to $500,000 for each securities account brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. For securities brokerage accounts the custody and trade clearing of and for which are handled by TradeStation Securities, an excess securities bond through HSBC Insurance Brokerage Limited, as agent of Lloyd’s of London, provides protection for any loss of securities and/or cash in excess of primary SIPC protection, up to $300 million in the aggregate (and up to $24.5 million per any one account). Based upon the asset size per account and in the aggregate of TradeStation Securities’ securities account customer base as of the date of this report, this excess-SIPC protection, combined with primary SIPC protection, should be more than adequate to cover the loss of 100% of those customer assets in the very unlikely event that TradeStation Securities experienced financial failure and all customer assets were somehow lost. To the extent TradeStation Securities clears its securities brokerage transactions through Bear, Stearns Securities Corp. (which, currently, it does only for institutional accounts), Bear, Stearns has obtained an excess securities bond that provides protection for any loss of securities and/or cash in excess of the primary SIPC protection. Neither SIPC nor excess-SIPC coverage applies to fluctuations in the market value of securities or any losses other than those directly caused by the financial failure of the broker-dealer, or to futures or forex accounts.

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

Employees

As of December 31, 2006, we had 302 full-time equivalent employees, consisting of 104 in brokerage operations (which include clearing and account services, trade desk service and client service, including technical support), 85 in technology development (including software engineering, product management, user education and quality assurance), 64 in sales and marketing relating to brokerage services, subscriptions and software products (including 52 in sales and 12 in marketing and fulfillment), and 49 in general and administrative (including executive management, finance, information technology services, compliance and human resources). Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

•

market or competitive pressure to lower commissions and fees charged to customers (our competitors continue to reduce their online brokerage commissions and we have recently announced a reduction in our futures commission pricing), or to reduce or eliminate monthly platform fees paid by brokerage customers (we have recently, on more than one occasion, materially reduced the trading activity thresholds our brokerage clients need to meet to qualify for a waiver of monthly platform fees), or to reduce interest rates charged to customers for margin loans or to increase the interest rates used to credit customers’ account cash balances;

•

the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the effects of our recent decisions to change the structure of, and reduce, our futures commission pricing and to lower materially the trade activity thresholds that need to be met for a brokerage customer’s $99.95 monthly platform fee to be waived;

•

technical difficulties, errors and/or failures in our electronic and software products, services and systems relating to market data, order execution and trade processing and reporting, and other software or system errors and failures (there have been several market data and order execution outages recently, the causes of which we have been working to correct, as well as failures to perform on the part of the brokerage firm’s back-office system vendor), any of which could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences (also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify the negative consequences described above);

•

pending or potential third-party claims or regulatory matters that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments), or fines, than we currently estimate or expect, including, but not necessarily limited to, the two remaining claims filed in 2003 by the co-founders of the predecessor company to TradeStation Securities against the company, certain of its executive officers and directors and certain family partnerships owned by the two former Co-Chief Executive Officers (which seek, in the aggregate, tens of millions of dollars in damages), and pending issues relating to NASD OATS reporting, NYSE OTS reporting, and NASD short sale procedures;

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

•	the ability to collect unsecured accounts receivable that may arise from time to time in the ordinary course of business or otherwise;

•	the timing and success of our planned 2007 launch of a seamless forex trading platform;

•	the success or lack thereof of the company’s new product feature that enables the design, testing and automation of fundamental data strategies;

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

•

the size and frequency of any trading errors or unsecured brokerage account debit balances for which we may ultimately suffer the economic burden, in whole or in part (including losses from third-party claims that may arise from time to time – since June 1, 2002, we have not carried errors or omissions insurance for third-party claims);

•

the appeal of our products and services to the forex and institutional markets (given our limited experience selling to those markets), and the cost of technology development and sales, marketing, compliance, technical, administrative and other infrastructure that may be required to improve our chances of success in those markets;

•

the appeal of our products and services to markets outside of the United States (principally Europe), given our lack of experience selling to markets outside of the United States, our success (or lack of success) in developing or enhancing products or services that may be more attractive to non-US traders, and the costs, including sales, marketing, compliance, administrative and development, that may be required to improve our chances of success in those markets; and

•	the effect of any decision to suspend or terminate the company’s current share buy back plan.

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

Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services in the industry, as well as consolidation of the types of financial instruments (equities, equity options, futures, forex) offered by firms. There has also been consolidation of online brokerage firms generally, as well as intense price competition. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will continue. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to the active trader market, including comparison advertisements with our active trader offering. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure (on transactional commissions, monthly platform fees and interest rates offered to customers for both credit balances and account borrowings); the timing and market acceptance of new products and services and enhancements developed by our competitors (including strategy back-testing and automation capabilities); market conditions, such as recession; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use electronic brokerage services from firms that have traditionally served mostly retail customers; data availability and cost; and exchange and third-party clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to meet changing market demands for a unified, integrated trading platform that offers customers the ability to trade and manage portfolios containing multiple asset classes; our ability to design, improve and support materially error-free and sufficiently robust Internet-based systems; ease-of-use of our products and services; reliability of our products and services; and pricing decisions and other sales and marketing decisions and efforts (we have recently reduced futures commission pricing and our monthly platform fee waiver thresholds).

Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors (who obtain the data directly from the exchanges), the electronic order book systems of ECNs and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearing and of the clearing agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customers’ forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearing and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times could cause one or more of these systems to operate too slowly or fail. Outages and other system failures may also be caused by natural disasters and other events and circumstances beyond our control.

We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, clearing agent, exchange and ECN outages or issues which are beyond our control. There have also been several market data and order execution outages recently, as well as failures to perform on the part of the brokerage firm’s back-office system vendor. Any major system failure or outage (or series of frequent failures or outages), regardless of the cause, could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences. Also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify these negative consequences.

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

The Loss Of Key Employees Could Decrease The Quality Of Our Management And Operations – Most Recently, The Company’s Co-Founders, Co-Chairmen and Co-CEOs Have Announced They Are Transitioning Out of Their Day-To-Day Roles And Will No Longer Serve As Executive Officers

Our success depends to a very significant extent on the continued availability and performance of a number of senior management and product development personnel. The loss of one or more of these key employees could have a material adverse effect on our company. In particular there may be adverse consequences to the company and/or its operations as a result of the recent change in company senior management roles, which included the transition of William and Ralph Cruz, the company’s co-founders and co-chairmen, out of their day-to-day senior management roles as Co-CEOs. The causes of potential adverse consequences may include changes in management styles or decisions that produce less favorable results than would have been produced under the prior management structure.

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

Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain NYSE, AMEX, NASDAQ, regional equities exchange, Options Price Reporting Authority (OPRA), CME, CBOT, New York Mercantile Exchange/ Commodities Exchange (NYMEX/COMEX), New York Board of Trade (NYBOT), OneChicago and EUREX futures real-time market data directly from those exchanges, and real-time market depth displays directly from ECN book services, but obtain other market data (such as forex data) and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage customers are obtained from established clearing agents and, with respect to our self-clearing operations, our software system licensing agreement with SunGard. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for transactional clearing fees and charges, and the contract with the forex dealer provides for sharing a fixed amount of the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing agent in response to a substantial increase in our clearing costs imposed by our former futures clearing agent. Changes (or, in some cases, the failure or inability to make changes) in our relationships with one or more of these third parties, or involuntary termination of one or more of those relationships, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Self-Clearing Equity Trades For Active Trader Accounts Has Risks

Self-clearing operations for our active trader equities accounts began in September 2004 and for options trades began in March 2005. Prior to the September conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns, as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. Cost savings and efficiencies of self-clearing may in future periods turn out to be less favorable than we expect as a result of unanticipated increased fixed, infrastructure or incremental costs, mistakes or other factors. Further, errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities transactions, the custody and control of client securities and other assets, or otherwise relating to the handling of our clients’ securities and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors. Also, our savings may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations rely on the Phase3 self-clearing software licensed to us by SunGard, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results.

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the effect of price reductions; price competition that may result in our continuing to charge lower commissions and fees to customers; significant, increased infrastructure and operating costs as our business grows, large cash or security deposits (which were $20.2 million as of March 1, 2007, and which are expected to increase as our business grows); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; unanticipated costs relating to our planned forex service offering; costs of technology development and sales, marketing, compliance, technical and administrative operations relating to increased and intensified pursuit of institutional customers; substantial legal costs and/or unexpected unfavorable outcomes in lawsuits and arbitrations currently pending against us; and competing technological and market developments. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender, or any securities litigation settlement or judgment that requires issuance of equity securities to the claimants, would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Or SRO Actions Against Us

The securities and commodity futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well. The various governmental authorities and industry SROs that supervise and regulate our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business. For example, about six years ago, the NYSE and NASD required brokerage firms to establish systems that enabled them to identify “pattern day traders” and to ensure that those types of accounts maintained higher minimum account balances and stricter margin maintenance requirements. In a more recent example, in January 2005 new “short sale” rules promulgated by the SEC became effective that could have materially, adversely affected our ability to provide quality short sale brokerage services to our equities brokerage customers. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other operations personnel and enter into suitable contractual relationships with appropriate vendors, lenders and counterparties. We currently have pending issues relating to NASD OATS reporting, NYSE OTS reporting, and NASD short sale procedures that could have negative consequences for our brokerage. In general, our brokerage could be subject to disciplinary or other regulatory or legal actions, fines and penalties in the future due to noncompliance.

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

As of March 1, 2007, affiliates of William R. Cruz and Ralph L. Cruz (the non-executive Co- Chairmen of our company) owned approximately 37% of the outstanding shares of our common stock, and we believe that no other shareholder or related group owned more than 7%. Therefore, the Cruzes have significant control over TradeStation Group on matters subject to shareholder approval, including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets that may be proposed.

ITEM 1B.	UNRESOLVED STAFF C OMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square-foot corporate headquarters in Plantation, Florida. Plantation is just west of Ft. Lauderdale, Florida (Broward County). This headquarters consolidated the personnel and operations of our former Miami and Boca Raton offices.

Our brokerage operations were formerly headquartered from 11,800 square feet of office facilities in Boca Raton, Florida pursuant to a lease that expired in February 2007. All of this space was subleased through February 2007 at lease rates significantly lower than the rates we paid.

Our brokerage operations include a 10,400 square foot branch office in Chicago, Illinois, pursuant to a lease that expires at the end of February 2012.

Our technologies subsidiary has an approximately 13,500 square foot leased facility in Richardson, Texas from which certain technology development and technical operations are conducted. A portion of those facilities serve as a branch office for TradeStation Securities. That lease expires July 31, 2007. We also lease exclusive rack space for our data server farms at two sites, one in Richardson, Texas (which is currently month-to-month) and one in Chicago, Illinois (expiring in August 2007).

Our United Kingdom subsidiary leases a two-room office in London, England, pursuant to a License that expires following 90 days written notice by either party.

We believe that our facilities are adequate to support our current operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against TradeStation Group, certain of its directors and executive officers and certain family partnerships owned by the two former Co-Chief Executive Officers. On July 25, 2003, Benedict S. Gambino, from whom the company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Mr. Stone, Charles

Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits has sought rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees.

The Tafazzoli/zum Tobel case is well into the discovery phase of litigation and, in the Allen case, the discovery phase has been completed, plaintiff’s motion to amend its complaint to add a claim for punitive damages was denied, and a trial has tentatively been scheduled for May 2007. The Gambino case has been settled and, pursuant to the settlement agreement dated November 3, 2006, was dismissed with prejudice. The Gambino settlement is not material to our consolidated financial position, results of operations or cash flows in any period.

We continue to believe all of the claims in the remaining two cases are baseless; however, no assurances can be given that a judge or jury will agree with our assessment.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters which are currently pending relating to NASD OATS reporting, short sales procedures and short interest reporting, and two pending NASD arbitrations, incidental to, and part of the ordinary course of, its business. The NASD regulatory matters could ultimately result in censures, sanctions, fines and other negative consequences.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock, par value $.01 per share, is listed on The NASDAQ Global Select Market under the symbol “TRAD.” The high and low closing sales prices based on actual transactions on The NASDAQ Global Select Market during each of the quarters presented were as follows:

	Closing Sales Price
	High	Low
2005:
First Quarter	$7.05	$5.73
Second Quarter	8.78	6.23
Third Quarter	10.14	8.70
Fourth Quarter	13.68	9.49
2006:
First Quarter	$17.69	$13.19
Second Quarter	16.17	11.99
Third Quarter	15.80	11.38
Fourth Quarter	16.39	13.10
2007:
First Quarter (through March 1, 2007)
	$13.56	$11.66

As of March 1, 2007, there were 77 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 13,000 beneficial owners.

Divi dend Policy

We intend to retain future earnings to finance our growth and development and therefore do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2006, 2005, or 2004.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2006, we did not issue or sell any unregistered securities. In January and February 2007, we issued to 250 employees (including 6 executive officers) and one consultant options to purchase an aggregate 372,350 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $12.43 or $13.12 per share, which were the closing prices of our stock on the dates the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

We also issued 152,439 restricted shares of common stock to Salomon Sredni, our Chief Executive Officer, in connection with and at the time of his promotion to that position in February 2007. The restricted shares, which had a fair market value of $2.0 million, were granted as a stock award under the Incentive Stock Plan and vest ratably in annual increments over a five-year period. If Mr. Sredni’s employment terminates prior to full vesting (other than by reason of death or disability), he will automatically forfeit, and the company will reacquire, the unvested shares for no consideration. Vesting accelerates 100%, automatically, in the event of Mr. Sredni’s death or disability, or a change in control of the company.

All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. The 152,439 restricted shares were issued by us pursuant to our effective registration statement on Form S-8.

Share Rep urchases

In October 2006, our Board of Directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1,250,000 of company cash during each full calendar month (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

The following table sets forth information on our common stock buy-back program for the quarter ended December 31, 2006:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
November 2006	49,250	$15.22	49,250	$59,250,000
December 2006	90,150	13.86	139,400	58,000,000

Total	139,400	14.34

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Income Data presented below for the years ended December 31, 2006, 2005 and 2004, and the Consolidated Balance Sheet Data as of December 31, 2006 and 2005, have been derived from our Consolidated Financial Statements included on pages F-1 through F-34 of this report, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The Consolidated Statement of Income Data presented below for the years ended December 31, 2003 and 2002, and the Consolidated Balance Sheet Data as of December 31, 2004, 2003 and 2002, have been derived from audited financial statements not included in this report. See also Note 17 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly unaudited financial information for fiscal years 2006 and 2005.

	YEAR ENDED DECEMBER 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data and footnotes)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
Brokerage commissions and fees	$78,829	$65,953	$56,506	$48,128	$36,348
Interest income	44,587	24,490	6,358	3,054	2,352
Brokerage interest expense	4,635	3,513	710	—	—

Net interest income	39,952	20,977	5,648	3,054	2,352
Subscription fees	8,584	8,120	8,125	7,033	6,639
Other	1,181	1,949	1,989	2,258	3,414

Net revenues	128,546	96,999	72,268	60,473	48,753

Expenses:
Employee compensation and benefits	29,379	23,027	20,324	18,186	20,170
Clearing and execution	26,107	20,097	18,885	17,895	11,243
Data centers and communications	6,453	5,714	5,905	5,183	5,969
Advertising	4,315	3,830	2,737	1,325	2,659
Professional services	3,411	2,987	2,414	730	661
Occupancy and equipment	2,549	2,641	2,470	2,394	2,744
Depreciation and amortization	2,508	1,771	1,979	2,256	2,854
Other	3,854	4,415	2,741	1,611	685

Total expenses	78,576	64,482	57,455	49,580	46,985

Income before income taxes	49,970	32,517	14,813	10,893	1,768
Income tax provision (benefit)	18,951	11,451	119	(731)	4

Net income	$31,019	$21,066	$14,694	$11,624	$1,764

Earnings per share:
Basic	$0.70	$0.49	$0.35	$0.29	$0.04
Diluted	0.67	0.48	0.33	0.27	0.04
Dividends declared per share	—	—	—	—	—
Weighted average shares outstanding:
Basic	44,591	42,728	41,658	40,467	43,328
Diluted	45,972	44,177	44,317	43,390	43,386

	DECEMBER 31
	2006	2005	2004	2003	2002
	(In thousands, except footnotes)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (1)	$74,539	$75,102	$32,111	$30,485	$16,060
Cash segregated in compliance with federal regulations (2)	417,501	426,062	347,095	532	350
Receivables from brokers, dealers, clearing organizations and clearing agents	34,867	36,033	19,404	527	751
Receivables from brokerage customers, net	77,022	58,133	56,985	—	—
Deposits with clearing organizations and clearing agents	20,180	11,243	14,498	—	—
Total assets	649,087	615,134	479,676	38,001	22,618
Capital lease obligations (3)	—	—	8	194	1,382
Shareholders’ equity	118,205	82,521	49,325	29,746	12,393

(1)	Includes restricted cash of $1.4 million, $1.7 million, $1.9 million, $2.2 million, and $3.1 million at December 31, 2006, 2005, 2004, 2003, and 2002, respectively. See Note 15 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash. Based upon the year-end calculation of Cash Segregated in compliance with federal regulations (see below), Cash and cash equivalents may increase or decrease on the second business day subsequent to year end. On January 3, 2007, Cash and cash equivalents increased by $7.6 million. On January 4, 2006, $9.5 million of the $75.1 million of Cash and cash equivalents was transferred to cash segregated in compliance with federal regulations. On January 4, 2005, Cash and cash equivalents was increased by $4.0 million. See Note 2 below.

(2)	On the second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On January 3, 2007, the December 31, 2006 cash segregated in compliance with federal regulations of $417.5 million was decreased by $7.6 million to $409.9 million. On January 4, 2006, the $426.1 million of cash segregated in compliance with federal regulations as of December 31, 2005 was increased by $9.5 million to $435.6 million. On January 4, 2005, the December 31, 2004 cash segregated in compliance with federal regulations of $347.1 million was decreased by $4.0 million to $343.1 million.

(3)	Capital lease obligations are included in “Accrued expenses” in the Consolidated Balance Sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report and the Risk Factors set forth in Item 1A of this report.

Overv iew

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., an online broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two operating subsidiaries. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning, direct market access (DMA) electronic trading platform that enables traders to test and automate “rule-based” trading strategies (both technical and fundamental) across multiple asset classes, namely, equities, equity options, futures and, expected later this year, foreign currencies (forex). The company’s other subsidiary, TradeStation Europe Limited, a United Kingdom private company, authorized and regulated by the UK FSA as an introducing broker, is in its start-up phase.

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the NYSE, NASD, SIPC, NFA, DTCC,

OCC, AMEX, BOX, CBOE, CHX, ISE, NYSE ARCA and PHLX. TradeStation Securities’ business is also subject to the rules and requirements of the SEC, CFTC and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees) and interest derived from customer balances and margin lending to customers. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), beginning September 1, 2005 we launched a series of strategic marketing initiatives, the most recent as of November 1, 2006, which have reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Effective December 1, 2005, we also launched a strategic marketing initiative designed to attract high-volume futures traders – a change from our one-price-fits-all futures commission structure to a tiered commission structure that rewards more active traders with lower pricing. Under the revised pricing structure, the commission charged over the applicable exchange fee ranges from $1.20 down to 25 cents per contract (per side). We believe such marketing initiatives contributed to our account growth during 2006; however, we cannot measure specifically how many accounts have been added because of these initiatives. The latest reduction in trading activity thresholds required to qualify for a waiver of the monthly platform fee (the one effective November 1, 2006), assuming no benefits from additional account growth or trading, was a decrease in monthly revenues of approximately $100,000 and monthly net income by approximately $62,000.

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base and terminated Broadcort’s clearing services. Self-clearing has provided substantial cost savings and efficiencies. TradeStation Securities currently clears institutional account securities trades through Bear, Stearns Securities Corp. on a fully-disclosed basis, or provides order execution services on a DVP/RVP basis with the orders cleared and settled by the client’s prime brokerage firm. Futures trades are cleared through R.J. O’Brien & Associates on a fully-disclosed basis, and for certain institutional futures accounts, order execution services are provided on a “give-up” basis with the orders cleared and settled by the client’s prime brokerage firm. Forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, and subsequent to July 15, 2005, through Gain Capital Group, Inc., each on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In connection with an extension of its futures clearing agreement (which was set to expire December 31, 2005) and the agreement with its new forex clearing agent, TradeStation Securities began receiving in July 2005 materially more favorable interest-sharing and clearing fee/deal-spread sharing arrangements. These benefits are not based on growth in trading volume or any other contingency.

Effective January 1, 2006, a brokerage account has been defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days. The effect of this modified account definition was a net positive adjustment of 511 accounts as of January 1, 2006 (i.e., a positive adjustment to the number of futures and forex accounts exceeded a negative adjustment to the number of equities accounts by 511). Periods prior to 2006 have not been and will not be restated to reflect the modification to the definition. As of December 31, 2006, TradeStation Securities had 31,502 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 7,018 accounts, or 29%, when compared to the 24,484 accounts (as adjusted) as of January 1, 2006.

During the year ended December 31, 2006, TradeStation Securities’ brokerage customer account base averaged 60,706 daily average revenue trades (often called “DARTs”), an increase of 42% when compared to 42,714 during 2005. The following table presents certain brokerage metrics and account information:

	For the Years Ended December 31,			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Daily average revenue trades (DARTs)	60,706	42,714	33,270	42%	28%

Client Trading Activity – Per Account
Annualized trades	512
Annualized net revenue per account	$4,147

	As of
	Dec 31, 2006	Jan 1, 2006	% Change
Client Account Information
Total brokerage accounts	31,502	24,484	29%
Average assets per account – equities	$79,998	$85,196	(6)%
Average assets per account – futures	$19,034	$17,424	9%

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

We also have a United Kingdom subsidiary, TradeStation Europe Limited, which is currently in its start-up phase. In February 2006, TradeStation Europe became authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may now solicit and introduce UK clients who are active, experienced traders to its US affiliate for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its European “passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Union.

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

Income Taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. As of December 31, 2006 and 2005, we had no valuation allowance on our deferred income tax assets. In June 2004, we reversed approximately $8.4 million of the valuation allowance that was provided on our deferred income tax assets and, in December 2005, we reversed the remaining valuation allowance of $926,500. In the opinion of management, it was more likely than not that these benefits would be realized. The result of the approximately $8.4 million reversal was a reduction of $5.3 million to the 2004 income tax provision in the consolidated statement of income and a $3.1 million credit to additional paid-in capital (relating to the tax benefit of stock option exercises). The result of the $926,500 reversal was a reduction to the 2005 income tax provision recorded in the consolidated statement of income. The 2004 decision to reverse approximately $8.4 million of the valuation allowance was triggered by events which revised our expectations of the amount of future taxable income. These events included receipt of the final approval by the DTCC for TradeStation Securities to begin self-clearing for equities, the rollout of TradeStation 8 (which included integrated options execution), as well as eight consecutive quarters of income from operations at the end of the 2004 second quarter. The 2005 decision to reverse the remaining portion of the valuation allowance was triggered by our continued profitability and the accelerated growth of our income before income taxes during the last four years, as well as the expectation that we will continue to have income before income taxes in future years. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

Allowance for Potential Credit Losses. We perform periodic credit evaluations and provide allowances based upon our assessment of specifically identified unsecured receivables and other factors, including the customer’s likelihood to pay and payment history. As of December 31, 2005, we had an allowance for a potential credit loss of $226,000. There was no allowance as of December 31, 2006, since we collected $200,000 and wrote-off the balance of this receivable (mostly accrued interest) against this reserve during the first quarter of 2006. See Note 4 of Notes to Consolidated Financial Statements – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET, and Note 15 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

Uninsured Loss Reserves. We decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. We recently reviewed this insurance with insurance agents and our view remains unchanged. Each quarter, we continue to evaluate our accruals, if any, for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements, as necessary. During 2006, the Gambino case was settled and was not material to our results of operations. During 2005, we recorded approximately $300,000 of expenses primarily as a result of the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods. During 2004, we reversed $569,000 of our accruals ($500,000 of accrued settlements and $69,000 of accrued legal fees) related to a third-party claim which had been inactive for over one year (and has remained inactive). See “Expenses – Other” in both “Years Ended December 31, 2006 and 2005” and “Years Ended December 31, 2005 and 2004.” We have not created any uninsured loss reserves for any of the lawsuits or arbitrations described in Item 3 – Legal Proceedings, or to which the company is otherwise subject.

Results of Operations

For the three years ended December 31, 2006, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment primarily represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. As a result, our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce the majority of our revenues for the foreseeable future. For the years ended December 31, 2006, 2005 and 2004, the brokerage services segment accounted for approximately 92%, 89% and 86%, respectively, of our total consolidated net revenues. For the years ended December 31, 2006, 2005 and 2004, approximately 56%, 60% and 62%, respectively, of net revenue from the brokerage services segment was derived from equities and standardized equity option accounts. Conversely, for the years ended December 31, 2006,

2005, and 2004, approximately 44%, 40% and 38%, respectively, of net revenue from the brokerage services segment was derived from futures and forex accounts. Given the size of the percentage of revenue from the brokerage services segment, other than our discussion and table in Note 16 – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. See also Note 17 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION, for quarterly unaudited financial information for fiscal years 2006 and 2005. The following table summarizes our consolidated statements of income data and presentation of that data as a dollar change and percentage of change from period to period:

	For the Years Ended December 31,			2006 vs. 2005 Variance		2005 vs 2004 Variance
	2006	2005	2004	$	%	$	%
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$78,829	$65,953	$56,506	$12,876	20	$9,447	17
Interest income	44,587	24,490	6,358	20,097	82	18,132	285
Brokerage interest expense	4,635	3,513	710	1,122	32	2,803	395

Net interest income	39,952	20,977	5,648	18,975	90	15,329	271
Subscription fees	8,584	8,120	8,125	464	6	(5)	0
Other	1,181	1,949	1,989	(768)	(39)	(40)	(2)

Net revenues	128,546	96,999	72,268	31,547	33	24,731	34

Expenses:
Employee compensation and benefits	29,379	23,027	20,324	6,352	28	2,703	13
Clearing and execution	26,107	20,097	18,885	6,010	30	1,212	6
Data centers and communications	6,453	5,714	5,905	739	13	(191)	(3)
Advertising	4,315	3,830	2,737	485	13	1,093	40
Professional services	3,411	2,987	2,414	424	14	573	24
Occupancy and equipment	2,549	2,641	2,470	(92)	(3)	171	7
Depreciation and amortization	2,508	1,771	1,979	737	42	(208)	(11)
Other	3,854	4,415	2,741	(561)	(13)	1,674	61

Total expenses	78,576	64,482	57,455	14,094	22	7,027	12

Income before income taxes	49,970	32,517	14,813	17,453	54	17,704	120
Income tax provision	18,951	11,451	119	7,500	65	11,332	n.m.

Net income	$31,019	$21,066	$14,694	$9,953	47	$6,372	43

Years Ended December 31, 2006 and 2005

Net revenues were $128.5 million for the year ended December 31, 2006, as compared to $97.0 million for the year ended December 31, 2005, an increase of $31.5 million, or 33%. The primary reasons for this growth were increased net interest income of $19.0 million, or 90%, as a result of higher interest rates, higher aggregate cash and margin balances and a full year of a more favorable interest-sharing arrangement with our futures clearing firm, and a $12.9 million, or 20%, increase in brokerage commissions and fees as a result of higher trade volume related mostly to growing our brokerage account base, partially offset by a decrease in other revenues.

Income before income taxes was $50.0 million (39% of net revenues) for the year ended December 31, 2006, as compared to $32.5 million (34% of net revenues) for the year ended December 31, 2005, an increase of $17.5 million, or 54%. Our improvement in income before income taxes was due primarily to our increased net interest income of $19.0 million and our increased brokerage commissions and fees of $12.9 million, partially offset by increased employee compensation and benefits of $6.4 million and increased clearing and execution costs of $6.0 million. The increase in our income before income taxes margin from 34% to 39% was due primarily to our increased net interest income.

During the year ended December 31, 2006, we recorded an income tax provision of $19.0 million or 38% of our income before income taxes, as compared with $11.5 million or 35% of our income before income taxes during the year ended December 31, 2005. In 2005, our effective income tax rate of approximately 38% was partially offset by the reversal of the remaining $926,500 of our valuation allowance on our deferred income tax assets. See “Income Taxes” below.

Net income was approximately $31.0 million for the year ended December 31, 2006, as compared to approximately $21.0 million for the year ended December 31, 2005, an increase of approximately $10.0 million, or 47%, due primarily to our 33% year-over-year increase in net revenues and the increase of our income before income taxes margin from 34% to 39%, partially offset by a higher effective tax rate in 2006.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the year ended December 31, 2006, brokerage commissions and fees were approximately $78.8 million, as compared to approximately $66.0 million for the year ended December 31, 2005. This $12.9 million, or 20%, increase was due primarily to increased brokerage commissions of $14.2 million from higher trading volume related mostly to growing our brokerage customer account base, partially offset by reduced futures commission pricing, and by a decrease in platform and other fees of $1.3 million as a result of reduced trading activity thresholds required to qualify for a waiver of our monthly platform fee, which was discussed in more detail in the “Overview” portion of this discussion. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. One of our competitors recently launched a commission-free plan to a certain segment of its accounts. We continuously review and assess our pricing – both commissions and platform fees. Our most recent marketing initiative, effective November 1, 2006, to reduce further the trading activity threshold required to qualify for a waiver of the monthly platform fee, assuming no benefits from additional account growth or trading, was a decrease in monthly revenues of approximately $100,000 and monthly net income by approximately $62,000. No assurances can be given that material offsetting benefits have been or will be achieved.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. For the year ended December 31, 2006, interest income was $44.6 million as compared to $24.5 million for the year ended December 31, 2005. This $20.1 million, or 82%, increase was due primarily to increased interest rates, a full year of a more favorable interest income-sharing arrangement with our futures clearing agent and increased base margin debit interest rates and increased balances from account growth. During 2005, the federal funds target rate of interest was increased eight times, from 2.25% to 4.25%. During the first half of 2006, the federal funds target rate of interest was increased by 25 basis points four times, from 4.25% to 5.25% (where it remains as of December 31, 2006 and through the date of this report). These increases resulted in increases in the amounts we earned on our clients’ cash account balances and the amounts we charged our customers for margin lending. During the year ended December 31, 2006, the weighted average federal funds target rate of interest was approximately 4.96%, an increase of 177 basis points, or 55%, as compared with the weighted average rate of 3.19% for the same period in 2005. Also, during the year ended December 31, 2006, the weighted average interest rate from income-sharing revenue earned from our futures clients was approximately 4.71%, an increase of 245 basis points, or 108%, as compared with the weighted average rate of 2.26% for the same period in 2005. During the year ended December 31, 2006, the weighted average base margin debit rate that we charged our customers was 8.19%, which was 79 basis points, or 11% higher than the weighted average rate of 7.40% that we charged to our customers during the same period of 2005. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other Expenses below. For the year ended December 31, 2006, brokerage interest expense was $4.6 million, as compared to $3.5 million for the year ended December 31, 2005. This $1.1 million, or 32%, increase was due primarily to account growth and increased interest rates. During 2006, the average annual credit interest rate paid to our customers was approximately 1.19%, as compared to 1.00% during 2005. As of December 31, 2006 and through the date of this report, our equities customers earn interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth and mix of growth of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees – Subscription fees are primarily comprised of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers. Subscription fees were approximately $8.6 million for the year ended December 31, 2006, as compared to approximately $8.1 million for the year ended December 31, 2005, an increase of $464,000 or 6%. This increase in subscription fees was due to a monthly price increase, effective May 1, 2006, of approximately $50. The increase in price was partially offset by a decrease in the number of subscribers. The continued impact, if any, of this price increase will depend upon how many customers terminate their subscription service or do not buy new subscriptions as a result of the price increase, and how many (if any) decide to become brokerage customers instead of continuing their subscriptions.

Other – Other revenues consist primarily of royalties and commissions received from third parties whose customers use our legacy software products and, to a lesser extent, fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform, direct sales of our legacy customer software products and revenues from user conferences that highlights strategy testing. Other revenues were approximately $1.2 million for the year ended December 31, 2006, as compared to approximately $1.9 million for the year ended December 31, 2005, a decrease of $768,000, or

39%. This decrease was due primarily to a $539,000 decrease in royalties and commissions received from third parties and a $312,000 decrease in revenue from our 2005 users conference (not held in 2006), partially offset by increased revenues from training workshops. The decrease in royalties is the result of not having marketed legacy customer software products since 2000. We expect royalties and commissions from third parties to continue to decrease and to reach a de minimus amount in 2007.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions and bonuses (and, beginning in 2006, stock-based compensation) and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $29.4 million for the year ended December 31, 2006, as compared to $23.0 million for the year ended December 31, 2005, an increase of $6.4 million, or 28%. This increase was due primarily to increases in wages paid to employees of $2.5 million, stock-based compensation of $1.8 million, sales commissions of $852,000, accrued bonus of $400,000, and, to a lesser extent, increases in employee benefits, recruitment and related expenses, and payroll taxes. The increase in wages was due primarily to our annual salary merit increases (effective January 2006) and increased headcount. During the year ended December 31, 2006, there was an average of 284 full-time equivalent employees as compared to 263 full-time equivalent employees during the year ended December 31, 2005. At December 31, 2006, there were 302 full-time equivalent employees as compared to 266 full-time equivalent employees at December 31, 2005. Employee compensation and benefits expenses are anticipated to increase during 2007 due to annual merit increases and planned additions to employee headcount to support the anticipated growth of our business. For further discussion of stock-based compensation expense, see Recently Issued Accounting Standards below.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including, fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $26.1 million for the year ended December 31, 2006, as compared to $20.1 million for the year ended December 31, 2005, an increase of $6.0 million or 30%, as a result of higher trade volume. Clearing and execution costs as a percentage of brokerage commissions and fees increased to 33% during 2006, as compared to 30% during 2005. This increase in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to lower platform fees as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of the monthly platform fee, a new futures brokerage commission structure that rewards more active traders with lower pricing, and a change in mix (i.e., futures versus equities) to lower margin trades, partially offset by the benefits received from self-clearing of equity option trades for the entire twelve-month period in 2006 (as opposed to three quarters in the same period of 2005) and the continued benefits of equities self-clearing and reduced clearing fee rates for futures.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were approximately

$6.5 million for the year ended December 31, 2006, as compared to $5.7 million for the year ended December 31, 2005, an increase of $739,000, or 13%. This increase is due primarily to increased bandwidth charges and rack space at our server farms of $370,000, increased server maintenance related to our data server upgrades of $201,000, and, to a lesser extent, increased circuits to connect our data farms to data providers and electronic marketplaces and other communications costs. We anticipate data centers and communications to increase during 2007 due to the recent expanded capacity at our data server farms.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits, including postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the year ended December 31, 2006 were $4.3 million, as compared to $3.8 million for the year ended December 31, 2005, an increase of $485,000, or 13%, due primarily to increased media placement during 2006. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) are factors that may impact the level of advertising in the future.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were $3.4 million for the year ended December 31, 2006, as compared to $3.0 million for the year ended December 31, 2005, an increase of $424,000, or 14%, due primarily to increased legal fees, accounting fees and increased use of consultants.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $2.5 million for the year ended December 31, 2006, as compared to $2.6 million for the year ended December 31, 2005, a decrease of $92,000, or 3%, due primarily to the reversal of most of the allowance established for a sub-tenant in default and partially offset by the increase in rent due primarily to our new offices in Chicago and London.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets. Depreciation and amortization expenses were $2.5 million for the year ended December 31, 2006, as compared to $1.8 million for the year ended December 31, 2005, an increase of $737,000, or 42%. This increase was due primarily to higher depreciation of fixed assets related to an increase in the amount of capital expenditures in 2006. During 2006, we had capital expenditures of $8.1 million, as compared to $1.9 million in 2005. The 2006 capital expenditures were mostly computer hardware to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. We anticipate depreciation expense to continue to increase during 2007 due to recent hardware and software purchases (many of which were put into service during the fourth quarter of 2006) for our data server farms – which we deem necessary to support the growth in our business and to enhance and improve the quality and reliability of our brokerage services.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to our users conference and training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were

$3.9 million for the year ended December 31, 2006, as compared to $4.4 million for the year ended December 31, 2005, a decrease of $561,000, or 13%. This decrease was due primarily to $343,000 of expenses from our user conference held in 2005 (not held in 2006), decrease of $232,000 related to settlements, decreased customer debits and errors of $209,000, and a decrease in insurance of $145,000, partially offset by increases in software maintenance of $157,000, travel and entertainment of $134,000, and a gain from an exchange membership (recorded in 2005). The decrease in customer debits and errors was due primarily to the collection, in 2006, of $200,000 of a receivable from a brokerage customer, previously considered uncollectible and fully reserved. The decrease in settlements was primarily related to expenses recorded in 2005 for the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods.

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

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees were approximately $66.0 million for the year ended December 31, 2005, as compared to $56.5 million for the year ended December 31, 2004. This approximate $9.5 million, or 17%, increase was due primarily to brokerage customer account growth and the related increase in trading activity.

Interest Income – Interest income was $24.5 million for the year ended December 31, 2005 as compared to $6.4 million for the year ended December 31, 2004. This $18.1 million, or 285%, increase was due primarily to the self-clearing of equities for our active trader client base (which commenced in September 2004), account growth and increased interest rates. During 2005, the federal funds target rate of interest was increased by 25 basis points eight times, from 2.25% to 4.25%. These increases resulted in increases in the amounts we earned on our client’s cash account balances (net of the amount, if any, of interest paid to the clients on such balances). Also, during 2005 we increased the base margin debit interest rate that we charge our customers from 6.375% in January 2005 to 8.125% by August 2005.

Brokerage Interest Expense – Brokerage interest expense was $3.5 million for the year ended December 31, 2005, as compared to $710,000 for the year ended December 31, 2004. This $2.8 million, or 395%, increase was due primarily to a full year of brokerage interest expense related to the self-clearing of equities (which commenced in September 2004), account growth and increased interest rates. During 2005, the average credit annual interest rate paid to our customers was approximately 1.00%, as compared to 0.75% during 2004. As of December 31, 2005, our equities customers earn interest at the rate of 1.125% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances.

Subscription Fees – Subscription fees were approximately $8.1 million during both the year ended December 31, 2005 and 2004. Subscription services have not been actively marketed since December 2000.

Other – Other revenues were approximately $1.9 million for the year ended December 31, 2005, as compared to approximately $2.0 million for the year ended December 31, 2004, a decrease of $40,000, or 2%. This decrease was due primarily to lower royalties of $140,000, partially offset by increases in fees earned from training workshops and a user conference. The expected decrease in royalties is the result of not having marketed legacy customer software products since May 2000 and not having offered those products domestically since September 2001.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $23.0 million for the year ended December 31, 2005, as compared to $20.3 million for the year ended December 31, 2004, an increase of $2.7 million, or 13%. This increase was due primarily to increased wages to employees and commissions paid to sales representatives, and a higher number of employees in 2005. During the year ended December 31, 2005, there was an average of 263 full-time equivalent employees as compared to 247 full-time equivalent employees during the year ended December 31, 2004.

Clearing and Execution – Clearing and execution expenses were approximately $20.1 million for the year ended December 31, 2005, as compared to $18.9 million for the year ended December 31, 2004, an increase of $1.2 million or 6%. Clearing and execution costs as a percentage of brokerage commissions and fees improved to 30% during 2005, as compared to 33% during 2004. This improvement in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to the benefits received from self-clearing of equities trades for our active trader client base during all of 2005, as compared to only the last four months of 2004, and reduced clearing fee rates for futures, partially offset by a change in mix to a higher percentage of lower-margin trades.

Data Centers and Communications – Data centers and communications expenses were $5.7 million for the year ended December 31, 2005, as compared to $5.9 million for the year ended December 31, 2004, a decrease of $191,000, or 3%. This decrease is due primarily to $308,000 of lower rent and bandwidth charges at our server farms, and $284,000 of lower data distribution and exchange fees, partially offset by $388,000 of increased circuits to connect our data farms to data providers and electronic marketplaces.

Advertising – Advertising expenses were $3.8 million for the year ended December 31, 2005, as compared to $2.7 million for the year ended December 31, 2004, an increase of $1.1 million, or 40%, due primarily to increased media placement during 2005.

Professional Services – Professional services expenses were $3.0 million for the year ended December 31, 2005, as compared to $2.4 million for the year ended December 31, 2004, an increase of $573,000, or 24%, due primarily to increased legal fees.

Occupancy and Equipment – Occupancy and equipment expenses were $2.6 million for the year ended December 31, 2005, as compared to $2.5 million for the year ended December 31, 2004, an increase of $171,000, or 7%, due primarily to increased rent and related operating expenses.

Depreciation and Amortization – Depreciation and amortization expenses were $1.8 million for the year ended December 31, 2005, as compared to $2.0 million for the year ended December 31, 2004, a decrease of $208,000, or 11%. This decrease was due primarily to lower depreciation of fixed assets and amortization of intangible assets.

Other – Other expenses were $4.4 million for the year ended December 31, 2005, as compared to $2.7 million for the year ended December 31, 2004, an increase of $1.7 million, or 61%. This increase was due primarily to a $670,000 increase in expenses related to dispute resolutions (other than legal fees), increased customer debits and errors of $236,000, increased taxes - other than income taxes of $235,000, increased insurance of $229,000, increased exchange memberships of $134,000, increased bank charges of $99,000, and net increases in other expenses of $71,000. The increase in expenses related to dispute resolutions was due primarily to a 2004 reversal of an uninsured loss provision of $500,000 for a third party-claim which was inactive for over one year (and has remained inactive) and an increase of $170,000 in dispute resolution expenses (other than legal fees) during the year ended December 31, 2005. The increases in insurance, exchange memberships and bank charges are all related to having in 2005, as compared to 2004, a full year of self-clearing operations for our active trader client base. The increase in taxes - other than income taxes was due primarily to a 2004 reduction in expenses related to a favorable outcome of an audit of prior years’ state sales taxes.

Income Taxes

During the year ended December 31, 2006, we recorded an income tax provision of $19.0 million or 38% of our income before income taxes, as compared with $11.5 million or 35% of our income before income taxes during the year ended December 31, 2005. In 2005, our effective income tax rate of approximately 38% was partially offset by the reversal of the remaining $926,500 of our valuation allowance on our deferred income tax assets. During the year ended December 31, 2004, we recorded an income tax provision of $119,000. In 2004, our effective income tax rate of approximately 38% was mostly offset by the reversal of a significant portion of our valuation allowance on our deferred income tax assets.

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

As of December 31, 2006, for financial reporting purposes, the company had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.5 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

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

See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES.

Variability of Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations are likely to result in volatility in the price of our common stock. See Item 1A. Risk Factors, and Note 17 of Notes to Consolidated Financial Statements – UNAUDITED QUARTERLY FINANCIAL INFORMATION.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of approximately $74.5 million, of which $1.4 million was restricted, supporting a facility lease. On January 3, 2007, as a result of TradeStation Securities’ December 31, 2006 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $7.6 million of the $417.5 million of cash segregated in compliance with federal regulations shown on our consolidated balance sheet at December 31, 2006 was transferred to cash and cash equivalents. We have marketable securities of approximately $9.3 million at December 31, 2006, the majority of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. See Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Marketable Securities.

As of December 31, 2006, TradeStation Securities had: $417.5 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $77.0 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $34.9 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $516.4 million at December 31, 2006. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At December 31, 2006, TradeStation Securities had net capital of approximately $56.1 million (47.4% of aggregate debit items), which was approximately $53.7 million in excess of its required net capital of approximately $2.4 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of December 31, 2006, we had interest-bearing security deposits and short-term treasury bills totaling $20.2 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of December 31, 2006, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations (net of subleases) and minimum purchase obligations (related to back-office systems and telecommunications services) is as follows:

	Payments Due By Period
		Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations	Total	2007	2008-2009	2010-2011	After 2011
Operating lease obligations	$12,912,355	$2,605,609	$4,438,797	$4,447,135	$1,420,814
Purchase obligations	3,718,820	2,500,577	1,141,833	76,410	—

Total	$16,631,175	$5,106,186	$5,580,630	$4,523,545	$1,420,814

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of up to $3.5 million in 2007 (primarily for the purchase of computer hardware and software to support the growth of our data server farms and back-office systems to support our business). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1,250,000 of company cash during each full calendar month (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the year ended December 31, 2006, we used approximately $2.0 million to purchase 139,400 shares of our common stock at an average price of $14.34 per share. All shares purchased have been retired. See Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES – Share Repurchases.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Cash provided by operating activities totaled approximately $13.9 million, $37.9 million and $515,000 during the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, net cash provided by operating activities of $13.9 million was due primarily to net income and adjustments for non-cash items, partially offset by timing differences related to an increase in net brokerage customer assets and liabilities (excluding deposits with clearing organizations) including timing differences related to funding cash segregated in compliance with federal regulations (on January 3, 2007, $7.6 million was transferred to Cash and cash equivalents from Cash segregated in compliance with federal regulations), and increases in deposits with clearing organizations. During 2005, net cash provided by operating activities of $37.9 million came primarily from net income as adjusted for non-cash items and, to a lesser extent, a decrease in net brokerage customer assets and liabilities (excluding deposits with clearing organizations) including timing differences related to funding cash segregated in compliance with federal regulations (on January 4, 2006, $9.5 million was transferred from Cash and cash equivalents to Cash segregated in compliance with federal regulations), a decrease in deposits with clearing organizations, and an increase in accrued expenses and accounts payable. During 2004, net cash provided by operating activities came primarily from net income, as adjusted for non-cash items, partially offset by net cash outflows associated with the commencement of self-clearing operations during September 2004, including $14.5 million of deposits paid to clearing organizations.

Investing activities used cash of $17.2 million and $1.5 million during the years ended December 31, 2006 and 2005, respectively, and provided cash of $450,000 during the year ended December 31, 2004. During the year ended December 31, 2006, investing activities were primarily for the purchase of marketable securities of $10.3 million and for capital expenditures (mostly computer hardware to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems) of $8.1 million, partially offset by proceeds from the redemption of marketable securities of $1.0 million and to a lesser extent, a decrease in restricted cash. During 2005, investing activities used cash of $1.5 million primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms) of $1.9 million, partially offset by $148,000 of proceeds from an exchange membership transaction and a $239,000 decrease in restricted cash. During 2004, investing activities provided cash of $450,000 due to $2.0 million of proceeds from the maturity of marketable securities and a $239,000 decrease in restricted cash, partially offset by capital expenditures of $1.4 million (mostly computer hardware and software for our data server farms and our back-office systems to support the growth of our business) and $415,000 paid for the acquisition of exchange membership seats.

Financing activities provided cash of $2.9 million, $6.8 million and $900,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plan, and purchases under our employee stock purchase plan, provided cash of $2.5 million, $6.8 million and $1.1 million during 2005, 2004 and 2003, respectively. During 2006, excess tax benefits from stock-based compensation provided cash of $2.3 million and the repurchase and retirement of common stock used cash of $2.0 million during 2006. During 2005 and 2004, repayments of capital lease obligations were $3,000 and $186,000, respectively.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) in the year of adoption. We believe that the adoption of FIN 48, effective January 1, 2007, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. We have adopted the fair value provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated. As a result of adopting SFAS 123R, the charge to income before income taxes for the year ended December 31, 2006 was $1.8 million of stock-based compensation included in employee compensation and benefits in our consolidated statement of income. The impact of adopting SFAS 123R was a reduction to net income for the year ended December 31, 2006 of $1.4 million. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $0.03 per share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $2.3 million during the year ended December 31, 2006. See Note 9 of Notes to Consolidated Financial Statements – STOCK-BASED COMPENSATION for further information regarding our stock-based compensation assumptions and expenses.

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

We adopted the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements as of December 31, 2006. SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements by requiring public companies to utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income-statement-focused assessment and a balance-sheet-focused assessment. The adoption of the guidance in SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $417.5 million at December 31, 2006. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $516.4 million at December 31, 2006, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. We estimate that, based upon our brokerage customer balances at December 31, 2006, for each basis point increase or decrease in interest rates retained by the company there is an annual impact of approximately $44,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of December 31, 2006, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted primarily of Federal tax-exempt variable rate demand note securities (see Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Marketable Securities), and our security deposits consisted primarily of treasury bills and interest-bearing cash deposits. We estimate that, based upon the balances of our cash and cash equivalents, marketable securities and security deposits as of December 31, 2006, each basis point increase or decrease in interest rates, results in an annual impact of approximately $6,000 to our net income.

TradeStation Securities seeks to manage risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 15 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

Our revenues and financial instruments are denominated in U.S. dollars, and we do not invest in derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firm set forth on pages F-1 through F-34 are filed as part of this report and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures was made under the supervision and with the participation of the company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

See pages F-2 through F-4 of the Consolidated Financial Statements for Management’s Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm, each of which are filed as part of this report and incorporated herein by reference.

There have been no changes in the company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006 (“2007 Proxy Statement”).

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

The information required to be furnished pursuant to this item is incorporated by reference from our 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from our 2007 Proxy Statement.

Equity Compensation Plan Information

The following sets forth information as of December 31, 2006 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	(1) 2,702,564	$ 6.58	(2) 5,106,662
Equity compensation plans not approved by security holders	—	—	—
Total (1)	2,702,564	$ 6.58	5,106,662

(1)	Includes outstanding options to purchase 3,267 shares of common stock at a weighted-average exercise price of $8.06 assumed in the 1999 acquisition of Window On Wall Street and options to purchase 79,096 shares of common stock at a weighted-average exercise price of $7.44 assumed in the 2000 acquisition of TradeStation Securities.

(2)	Includes 4,783,023, 88,000, and 235,639 shares of common stock available for issuance under the Incentive Stock Plan, Nonemployee Director Stock Option Plan and Employee Stock Purchase Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item is incorporated by reference from our 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item is incorporated by reference from our 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements. The Financial Statements and notes thereto and the reports of the independent registered public accounting firm thereon set forth on pages F-1 through F-34 herein are filed as part of this report and incorporated herein by reference.

2.	Exhibits.

Exhibit Number	Description

3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Incentive Stock Plan (filed herewith) #

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007 (filed herewith) #

10.9	Form of Executive Officer Stock Option Agreement (filed herewith) #

10.10	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni (filed herewith) #

10.11	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman, Marc J. Stone, and Joseph Nikolson (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.12	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Lease Agreement, dated as of March 23, 2006, between The Goldman Sachs Group, Inc., Sublandlord, and TradeStation Group, Inc., Subtenant (without exhibits and schedules) (filed herewith)

10.14	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.15	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.16	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.17	Form of Non-Competition and Non-Disclosure Agreement*

10.18	Form of Non-Competition Agreement +

10.19	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Report on Form 10-Q for the quarter ended June 30, 2003)

10.20	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.21	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.22	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.24 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.23	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.24	Form of Indemnification Agreement +

10.25	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.26	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.27	Sublease Agreement, dated January 6, 2004, between TradeStation Securities, Inc. and JVB Financial, Inc. (incorporated by reference to Exhibit 10.10 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, with respect to TradeStation Group, Inc.’s consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting (filed herewith)

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.

**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.

+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2007	TradeStation Group, Inc.

	By:	/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Salomon Sredni Salomon Sredni	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2007

/s/ David H. Fleischman David H. Fleischman	Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial Officer)	March 9, 2007

/s/ Mark Glassman Mark Glassman	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 9, 2007

/s/ William R. Cruz William R. Cruz	Director	March 9, 2007

/s/ Ralph L. Cruz Ralph L. Cruz	Director	March 9, 2007

/s/ Denise E. Dickins Denise E. Dickins	Director	March 9, 2007

/s/ Michael W. Fipps Michael W. Fipps	Director	March 9, 2007

/s/ Stephen C. Richards Stephen C. Richards	Director	March 9, 2007

/s/ Charles F. Wright Charles F. Wright	Director	March 9, 2007

TRADESTATION GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of TradeStation Group, Inc. and its subsidiaries (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment, at the reasonable assurance level, of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based upon the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment in accordance with the criteria in Internal Control-Integrated Framework issued by COSO, our management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in these financial statements.

March 8, 2007

/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

/s/ David H. Fleischman
David H. Fleischman
Chief Financial Officer
Vice President of Finance and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that TradeStation Group, Inc. and subsidiaries (collectively, “TradeStation Group”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TradeStation Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TradeStation Group maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TradeStation Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TradeStation Group as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

    March 8, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

    March 8, 2007.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents, including restricted cash of $1,433,569 and $1,672,497 at December 31, 2006 and 2005, respectively	$74,539,256	$75,101,842
Cash segregated in compliance with federal regulations	417,501,417	426,061,999
Marketable securities	9,322,297	—
Receivables from brokers, dealers, clearing organizations and clearing agents	34,866,825	36,033,229
Receivables from brokerage customers, net	77,021,893	58,132,743
Property and equipment, net	8,734,890	3,212,019
Deferred income taxes, net	1,970,047	2,150,218
Deposits with clearing organizations	20,180,361	11,243,184
Other assets	4,950,427	3,198,711

Total assets	$649,087,413	$615,133,945

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Payables to brokers, dealers and clearing organizations	$4,444,956	$789,824
Payables to brokerage customers	516,355,890	523,895,972
Accounts payable	2,846,669	2,416,272
Accrued expenses	7,235,023	5,511,153

Total liabilities	530,882,538	532,613,221

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 44,680,397 and 44,179,936 issued and outstanding at December 31, 2006 and 2005, respectively	446,804	441,799
Additional paid-in capital	72,188,245	67,524,908
Retained earnings	45,569,826	14,550,950
Accumulated other comprehensive income	—	3,067

Total shareholders’ equity	118,204,875	82,520,724

Total liabilities and shareholders’ equity	$649,087,413	$615,133,945

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
REVENUES:
Brokerage commissions and fees	$78,828,740	$65,953,165	$56,505,854
Interest income	44,586,720	24,489,696	6,357,973
Brokerage interest expense	4,634,946	3,512,606	710,047

Net interest income	39,951,774	20,977,090	5,647,926
Subscription fees	8,583,761	8,120,296	8,124,944
Other	1,180,930	1,948,418	1,989,194

Net revenues	128,545,205	96,998,969	72,267,918

EXPENSES:
Employee compensation and benefits	29,379,209	23,027,397	20,323,877
Clearing and execution	26,107,369	20,096,813	18,884,635
Data centers and communications	6,452,997	5,713,811	5,905,127
Advertising	4,314,691	3,829,972	2,736,983
Professional services	3,410,888	2,987,593	2,414,201
Occupancy and equipment	2,548,575	2,641,146	2,470,038
Depreciation and amortization	2,507,916	1,770,930	1,979,456
Other	3,853,965	4,414,641	2,740,809

Total expenses	78,575,610	64,482,303	57,455,126

Income before income taxes	49,969,595	32,516,666	14,812,792
INCOME TAX PROVISION	18,950,719	11,451,096	118,344

Net income	$31,018,876	$21,065,570	$14,694,448

EARNINGS PER SHARE:
Basic	$0.70	$0.49	$0.35

Diluted	$0.67	$0.48	$0.33

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,591,437	42,728,461	41,657,981

Diluted	45,971,729	44,176,690	44,316,867

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
BALANCE, December 31, 2003	—	41,446,436	$414,464	$50,540,630	$(21,209,068)	$—	$29,746,026
Issuance of common stock from exercise of stock options, warrants and purchase plan	—	411,218	4,113	1,082,519	—	—	1,086,632
Tax benefit from stock option exercises	—	—	—	3,798,134	—	—	3,798,134
Net income	—	—	—	—	14,694,448	—	14,694,448

BALANCE, December 31, 2004	—	41,857,654	418,577	55,421,283	(6,514,620)	—	49,325,240
Issuance of common stock from exercise of stock options and purchase plan	—	2,322,282	23,222	6,822,861	—	—	6,846,083
Tax benefit from stock option exercises	—	—	—	5,280,764	—	—	5,280,764
Other	—	—	—	—	—	3,067	3,067
Net income	—	—	—	—	21,065,570	—	21,065,570

BALANCE, December 31, 2005	—	44,179,936	441,799	67,524,908	14,550,950	3,067	82,520,724
Issuance of common stock from exercise of stock options and purchase plan	—	639,861	6,399	2,540,217	—	—	2,546,616
Stock-based compensation	—	—	—	1,803,381	—	—	1,803,381
Excess tax benefit from stock option exercises	—	—	—	2,317,489	—	—	2,317,489
Repurchase and retirement of common stock	—	(139,400)	(1,394)	(1,997,750)	—	—	(1,999,144)
Other	—	—	—	—	—	(3,067)	(3,067)
Net income	—	—	—	—	31,018,876	—	31,018,876

BALANCE, December 31, 2006	—	44,680,397	$446,804	$72,188,245	$45,569,826	$—	$118,204,875

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,018,876	$21,065,570	$14,694,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,507,916	1,770,930	1,979,456
Stock-based compensation expense	1,803,381	—	—
Tax benefit from stock option exercises	—	5,280,764	3,798,134
Deferred income tax provision (benefit)	180,171	689,782	(148,461)
Recovery of credit losses	(200,000)	—	—
Foreign currency exchange gain	(90,379)	—	—
Loss from disposal of fixed assets	64,612	—	—
Gain on investments in stock exchanges	(22,094)	(123,320)	—
(Increase) decrease in:
Cash segregated in compliance with federal regulations	8,560,582	(78,967,402)	(346,562,324)
Receivables from brokers, dealers, clearing organizations and clearing agents	1,166,404	(16,629,127)	(18,877,270)
Receivables from brokerage customers	(18,663,562)	(1,148,121)	(56,984,622)
Deposits with clearing organizations	(8,937,177)	3,255,191	(14,498,375)
Other assets	(1,777,304)	(530,493)	(5,303,723)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	3,655,132	(2,300,126)	2,531,170
Payables to brokerage customers	(7,540,082)	103,186,799	420,190,474
Accounts payable	430,397	211,427	157,513
Accrued expenses	1,723,870	2,139,301	(461,732)

Net cash provided by operating activities	13,880,743	37,901,175	514,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,095,399)	(1,904,985)	(1,370,891)
Decrease in restricted cash	238,928	238,929	238,928
Purchase of marketable securities	(10,300,000)	—	—
Proceeds from sale/maturity of marketable securities	1,000,000	—	1,997,060
Proceeds from exchange membership transactions	41,294	148,320	—
Purchase of investments in clearing organizations and stock exchanges	(41,497)	—	(415,000)

Net cash (used in) provided by investing activities	(17,156,674)	(1,517,736)	450,097

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,546,616	6,846,083	1,086,632
Excess tax benefit from stock option exercises	2,317,489	—	—
Repurchase and retirement of common stock	(1,999,144)	—	—
Repayment of capital lease obligations	—	(3,053)	(186,483)

Net cash provided by financing activities	2,864,961	6,843,030	900,149

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	87,312	3,067	—

NET (DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(323,658)	43,229,536	1,864,934
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of year	73,429,345	30,199,809	28,334,875

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of year	$73,105,687	$73,429,345	$30,199,809

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the Years Ended December 31,
	2006	2005	2004
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,634,946	$3,512,776	$718,536

Cash paid for income taxes	$16,668,670	$3,963,868	$108,960

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., an online securities broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are the Company’s two operating subsidiaries. The Company’s other subsidiary, TradeStation Europe Limited, a United Kingdom private company, authorized and regulated by the UK Financial Services Authority (“FSA”) as an introducing broker, is in its start-up phase.

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

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning in March 29, 2005, following issuance of its membership in the Options Clearing Corporation (“OCC”), TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling stock transactions with the National Securities Clearing Corporation (and, for options, with the OCC); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

Prior to September 2004, all securities trades were cleared through Bear, Stearns Securities Corp. TradeStation Securities continues to clear institutional account trades through Bear, Stearns Securities Corp. on a fully-disclosed basis, or provides order execution services on a DVP/RVP basis with the orders cleared and settled by the client’s prime brokerage firm. Futures trades are cleared through R.J. O’Brien & Associates on a fully-disclosed basis, and for certain institutional futures accounts, order execution services are provided on a “give-up” basis with the orders cleared and settled by the client’s prime brokerage firm. Forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange, and subsequent to July 15, 2005, through Gain Capital Group, Inc., each on a fully-disclosed basis. Subsequent to July 15, 2005, forex trades have been cleared through Gain Capital Group, Inc. on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”).

TradeStation Securities is a member and subject to the rules and requirements of the NASD, New York Stock Exchange, Securities Investor Protection Corporation, National Futures Association, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), OCC, American Stock Exchange, Boston Options Exchange, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NYSE ARCA and Philadelphia Stock Exchange. TradeStation Securities’ business is also subject to rules and requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). The DTCC and the OCC, together with other organizations, if any, that perform similar clearing or depository roles for their members, are collectively referred to in this report as “clearing organizations.”

TradeStation Technologies develops and offers strategy trading software tools and subscription services. TradeStation Europe Limited introduces United Kingdom and other European accounts to TradeStation Securities.

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

Cash and Cash Equivalents – The Company classifies all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held primarily at three major financial institutions. Cash and cash equivalents at December 31, 2006 and 2005 include restricted cash of $1.4 million and $1.7 million, respectively, supporting the lease on the Company’s corporate headquarters. Based upon the year-end calculation of cash segregated in compliance with federal regulations (see below), the cash and cash equivalents balance may increase or decrease on the second business day subsequent to year end. On January 3, 2007, Cash and cash equivalents increased by $7.6 million and on January 4, 2006, Cash and cash equivalents decreased by $9.5 million. See Cash Segregated In Compliance With Federal Regulations below, and Note 15 – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

Cash Segregated In Compliance With Federal Regulations – Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $417.5 million and $426.1 million as of December 31, 2006 and 2005, respectively, has been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On January 3, 2007, Cash segregated in compliance with federal regulations decreased by $7.6 million, from $417.5 million (the balance as of December 31, 2006) to $409.9 million. On January 4, 2006, Cash segregated in compliance with federal regulations increased by $9.5 million, from $426.1 million (the balance as of December 31, 2005) to $435.6 million.

Marketable Securities – Marketable securities of $9.3 million as of December 31, 2006, consist primarily of variable rate demand note (“VRDN”) securities issued by various state agencies throughout Florida. The Company’s VRDN investments are federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from a major financial institution. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2021 through 2023), they are priced and traded as short-term instruments. The Company classifies these short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Instruments in Debt and Equity Securities. The investments are carried at cost or par value, which approximates the fair market value. As of December 31, 2006, there were no realized or unrealized gains or losses related to the Company’s marketable securities.

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

Securities Borrowed and Loaned – Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender and require TradeStation Securities to provide the counterparty with collateral in the form of cash. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. As of December 31, 2006 and 2005, securities borrowed are carried at market value and are included in receivables from brokers, dealers, clearing organizations and clearing agents. TradeStation Securities does not lend securities to other broker-dealers. See Note 3 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

Receivables from Brokerage Customers, Net – TradeStation Securities performs periodic credit evaluations and provides allowances for potential credit losses based upon their assessment of specifically identified unsecured receivables and other factors. See Note 4 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred; betterments are capitalized and amortized over the lesser of their useful life or the remaining initial term of the lease. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 5 - PROPERTY AND EQUIPMENT, NET.

Exchange Memberships – Exchange memberships, included in other assets, are recorded at cost and evaluated for impairment as circumstances may warrant. See Impairment of Long-Lived Assets below.

Impairment of Long-Lived Assets – The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if the carrying amount exceeds the sum of the undiscounted cash flows estimated to be generated by those assets. The amount of impairment loss is calculated as the amount by which the carrying value exceeds fair value. No impairment occurred during the years ended December 31, 2006, 2005 or 2004.

Related-Party Loans – Certain directors and executive officers of the Company maintain margin accounts with TradeStation Securities. There were no margin loans to directors or executive officers outstanding as of December 31, 2006 or 2005. Any margin loans made in these accounts are in the ordinary course of TradeStation Securities’ business on terms no more favorable than those available for comparable transactions in other brokerage accounts.

Software Development Costs – In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company’s technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company’s products and the general release of such software generally coincide, and, as a result, capitalized software development costs were not significant as of December 31, 2006 or 2005. During 2006, 2005 and 2004, software development costs incurred prior to reaching technological feasibility (comprised primarily of employee compensation and benefits) were approximately $5.2 million, $4.5 million and $4.4 million, respectively.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents; cash segregated in compliance with federal regulations; marketable securities; receivables from brokers, dealers, clearing organizations and clearing agents; receivables from brokerage customers; payables to brokers, dealers and clearing organizations; payables to brokerage customers and accounts payable approximate fair value as of December 31, 2006 and 2005 due to the short-term nature of these instruments.

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

Advertising – Advertising is expensed when the initial advertisement takes place. There were no advertising costs capitalized as of December 31, 2006 and 2005.

Operating Leases – Rental payments, free rent, and leasehold and other incentives are generally recognized on a straight-line basis over the life of a lease. Leasehold improvements are amortized over the shorter of their economic life and the initial lease term. See Note 15 – COMMITMENTS AND CONTINGENCIES – Operating Leases.

Stock-Based Compensation – As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, prior to January 1, 2006 the Company accounted for its stock-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. During the years ended December 31, 2005 and 2004, the Company recognized no compensation cost for employee stock options because options granted under the Company’s plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. See Note 9 – STOCK-BASED COMPENSATION for the pro forma effect on net income and earnings per share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee transactions.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date of adoption, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., the portion of stock-based awards granted prior to the effective date of adoption that were not vested as of the effective date). Under this method of transition, results for prior periods are not restated. See Recently Issued Accounting Standards below, and Note 9 – STOCK-BASED COMPENSATION.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. See Note 11 - INCOME TAXES.

Earnings Per Share – Earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock during the period. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See Note 12 – EARNINGS PER SHARE.

Comprehensive Income – Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized holding gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. See Note 13 – COMPREHENSIVE INCOME.

Segment Information – Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires segmentation if warranted by management’s approach to the Company’s business and the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. During each of the three years in the period ended December 31, 2006, management evaluated and operated its business as two segments: (i) brokerage services and (ii) software products and services. See Note 16—SEGMENT AND RELATED INFORMATION.

Foreign Currency Translation — Management has determined that the functional currency of the United Kingdom subsidiary is the U.S. dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with SFAS No. 52, Foreign Currency Translation. Therefore the effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are included in net income.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) in the year of adoption. The Company believes that the adoption of FIN 48, effective January 1, 2007, will not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial position, results of operations or cash flows.

The Company adopted SFAS 123R, effective January 1, 2006. SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company has adopted the fair value provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date). Under this method of transition, results for prior periods are not restated. As a result of adopting SFAS 123R, the charge to income before income taxes for the year ended December 31, 2006 was $1.8 million of stock-based compensation included in employee compensation and benefits in the Company’s consolidated statement of income. The impact of adopting SFAS 123R was a reduction to net income for the year ended December 31, 2006 of $1.4 million. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $0.03 per share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under the previous literature. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $2.3 million during the year ended December 31, 2006. See Note 9 – STOCK-BASED COMPENSATION for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

The Company adopted the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements as of December 31, 2006. SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements by requiring public companies to utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income-statement-focused assessment and a balance-sheet-focused assessment. The adoption of the guidance in SAB No.108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(3) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of December 31, 2006 and 2005:

	2006	2005
Securities borrowed from broker-dealers	$33,275,834	$35,005,845
Fees and commissions receivable from clearing agents	1,505,136	988,688
Securities failed to deliver to broker-dealers and other	85,855	38,696

	$34,866,825	$36,033,229

(4) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $77.0 million at December 31, 2006 and approximately $58.1 million (net of a $226,000 allowance for a potential credit loss) at December 31, 2005. During the first quarter of 2006, the Company collected $200,000 of a previously fully-reserved receivable (relating to the $226,000 allowance referred to in the previous sentence). Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At December 31, 2006 and 2005, TradeStation Securities was charging a base margin debit interest rate of 8.25% and 8.125% per annum, respectively, on debit balances in brokerage customer accounts.

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

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31, 2006 and 2005:

	Estimated Useful Life In Years	2006	2005
Computers and software	3-5	$15,812,040	$9,036,532
Furniture and equipment	3-7	2,823,485	2,190,970
Leasehold improvements	5-10	1,097,197	673,789

		19,732,722	11,901,291
Accumulated depreciation and amortization		(10,997,832)	(8,689,272)

		$8,734,890	$3,212,019

Depreciation and amortization expense related to property and equipment was approximately $2.5 million, $1.8 million and $1.9 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

(6) DEPOSITS WITH CLEARING ORGANIZATIONS

As a self-clearing broker-dealer, TradeStation Securities is subject to clearing organization and other cash deposit requirements which are, and may continue to be, large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ trading activity. As of December 31, 2006 and 2005, TradeStation Securities had interest-bearing security deposits totaling approximately $20.2 million and $11.2 million, respectively, with clearing organizations for the self-clearing of stock trades and standardized equity option trades. The increase in deposits as of December 31, 2006, as compared to December 31, 2005, was related to increased deposit requirements for the self-clearing of standardized equity option trades. Deposits are recorded at market value.

(7) PAYABLES TO BROKERAGE CUSTOMERS

As of December 31, 2006, payables to brokerage customers consist primarily of cash balances in brokerage customer accounts. At December 31, 2006 and 2005, payables to customers totaled $516.4 million and $523.9 million, respectively. These funds are the principal source of funding for margin lending. At December 31, 2006 and 2005, TradeStation Securities was paying interest at the rate of 1.25% and 1.125% per annum, respectively, on cash balances in excess of $10,000 in brokerage customer accounts.

(8) SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. To date, no specific preferences or rights have been established with respect to any of these shares, nor have any of these shares been issued.

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $.01 per share. As of December 31, 2006 and 2005, 44,680,397 and 44,179,936 shares, respectively, were issued and outstanding.

Common Stock Buy Back Plan

In October 2006, the Company’s Board of Directors authorized, and the Company announced, the use of up to $60 million of the Company’s available and unrestricted cash, over a four-year period, to repurchase shares of its common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1,250,000 of company cash during each full calendar (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the year ended December 31, 2006, the Company used approximately $2.0 million to purchase 139,400 shares of its common stock at an average price of $14.34 per share. All shares purchased have been retired.

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

Stock Option Plans

See Note 9 – STOCK-BASED COMPENSATION for discussion of stock option plans and employee stock purchase plan.

(9) STOCK-BASED COMPENSATION

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

Stock Plans

The Company has reserved 12 million shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan, as amended and restated (the “Incentive Stock Plan”). The Company’s Board of Directors authorized, and in June 2006, the Company’s shareholders approved, an increase in the number of shares to that 12 million number, as well as an extension of the expiration date of the Incentive Stock Plan to June 5, 2016. Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Through

December 31, 2006, only stock options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. Options are generally granted by the Company at an exercise price equal to the fair value (as defined in the Incentive Stock Plan) at the date of grant, vest over a period of five years, and expire ten years after the grant date.

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

In December 2006, the Company’s Board of Directors authorized an amendment to the Incentive Stock Plan to change the definition of fair market value to the closing price of the Company’s stock on the day of grant (or the closing price on the next trading date if shares were not traded on the date of grant).

At December 31, 2006, there were 4,783,023 shares available for future grants under the Incentive Stock Plan. In January and February 2007, the Company issued options to purchase an aggregate of 372,350 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $12.43 or $13.12 per share, which were the closing prices of the Company’s common stock on the dates the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted. The Company also issued 152,439 restricted shares of Company common stock to its Chief Executive Officer, in connection with and at the time of his promotion to that position in February 2007. The restricted shares, which had a fair market value of $2.0 million, were granted as a stock award under the Incentive Stock Plan and vest ratably in annual increments over a five-year period.

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

The Company has reserved 350,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors. Options under this plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Director Plan) at the date of grant, vest over a period of three years, and expire five years after the grant date. Effective March 8, 2007, the Company’s Board of Directors authorized amendments to the Director Plan to change the definition of fair market value to the closing price of the Company’s stock on the day of grant (or the closing price on the next trading date if shares were not traded on the date of grant) and to amend the definition of change in control. At December 31, 2006, there were 88,000 shares available for future grants under the Director Plan.

See General Stock Option Information below for additional information about options outstanding as of December 31, 2006.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. Through December 31, 2005, the exercise price for the options for each six-month Purchase Plan period was 85% of the lower of the fair market value of the Company’s common stock on the first and last business day of the Purchase Plan period. Effective with the offering period beginning January 3, 2006, the Purchase Plan was amended so that the exercise price for the options for each six-month Purchase Plan period is equal to 85% of the fair market value of the Company’s common stock on the exercise date (i.e., the end of the six-month period). During the years ended December 31, 2006, 2005 and 2004, 18,206, 25,832 and 24,011 shares of common stock were issued under the plan at an average price of $11.24, $6.60 and $6.04, respectively. At December 31, 2006, there were 235,639 shares available for future grants under the Purchase Plan.

Stock Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees the Company records expense in the statement of income when such equity instruments are issued. There were no stock-based transactions with non-employees during the years ended December 31, 2006 or 2005; therefore, no such expense was recorded.

As permitted by SFAS No. 123, prior to January 1, 2006 the Company accounted for its stock-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. During the year ended December 31, 2005, the Company recognized no compensation cost for employee stock options because options granted under the Company’s plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee transactions.

	2005	2004
Net income, as reported	$21,065,570	$14,694,448
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income taxes	(1,561,144)	(1,750,793)

Pro forma net income	$19,504,426	$12,943,655

Earnings per share:
As reported:
Basic	$0.49	$0.35

Diluted	$0.48	$0.33

Pro forma:
Basic	$0.46	$0.31

Diluted	$0.45	$0.30

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

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	2006	2005	2004
Risk free interest rate	4-5%	3-4%	3%
Dividend yield	—	—	—
Volatility ranges	60-75%	51- 63%	63- 67%
Weighed-average volatility	73%	62%	64%
Weighted average life (years)	3.8 – 5.8	4.0	4.0

As a result of adopting SFAS 123R, the charge to income before income taxes for the year ended December 31, 2006 was $1.8 million of stock-based compensation included in employee compensation and benefits in the Company’s consolidated statement of income. The impact of adopting SFAS 123R was a reduction to net income for the year ended December 31, 2006 of $1.4 million. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $0.03 per share.

Effective January 1, 2006, in accordance with SFAS 123R, the Company recorded stock-based compensation related to the Purchase Plan. The amount related to the Purchase Plan is included in the $1.8 million discussed above. The amount of compensation expense for Purchase Plan transactions is the difference between the fair value of the stock to be purchased and the purchase price of the stock (i.e., the expense recorded is equal to the 15% discount). The stock-based compensation related to the Purchase Plan is recognized ratably over the six-month purchase period and recognized, along with any payroll withholdings, as a liability on the consolidated balance sheet. There was no liability at December 31, 2006, as the purchase was completed at December 29, 2006.

As of December 31, 2006, there was total unrecognized compensation cost of approximately $4.5 million, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a weighted average period of 3.1 years.

General Stock Option Information

The following table sets forth the summary of option activity under all of the Company’s stock option programs for the years ended December 31, 2006, 2005 and 2004:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2004	5,488,913	$3.72	6.9
Granted	62,500	6.92
Canceled	(261,694)	4.01
Exercised	(385,356)	2.44

Outstanding, December 31, 2004	4,904,363	3.85	5.8
Granted	597,082	7.44
Canceled	(81,430)	5.12
Exercised	(2,296,450)	2.91

Outstanding, December 31, 2005	3,123,565	5.19	6.4
Granted	277,240	15.90
Canceled	(76,586)	6.51
Exercised	(621,655)	3.77

Outstanding, December 31, 2006	2,702,564	6.58	5.9	$19,369,062

Vested and expected to vest in the future	2,623,152	6.48	5.9	$19,069,482

Exercisable, December 31, 2006	1,459,049	5.10	4.7	$12,622,894

The average fair value of options granted, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Weighted average fair value of options granted	$10.52	$3.75	$3.43
Fair value of shares vested	1,561,275	1,566,334	2,190,682
Proceeds from stock options exercised	2,341,952	6,675,677	941,511
Tax benefits related to stock options exercised	2,442,792	5,280,764	3,798,134
Intrinsic value of stock options exercised	7,287,920	15,448,325	1,829,718

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the year ended December 31, 2006, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $2.3 million. During the year ended December 31, 2006, the benefit of tax deductions recognized through income was $125,000. During the years ended December 31, 2005 and 2004, the entire tax benefits disclosed above were realized through additional paid-in capital.

Upon the exercise of stock options, the Company issues new shares of common stock from its shares authorized and available for issuance. The Company recently announced a stock buy back plan. For further discussion, see Note 8 – SHAREHOLDERS’ EQUITY - Common Stock Buy Back Plan.

A summary of changes in unvested options in the Company’s stock option plans for the year ended December 31, 2006 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2006	1,748,745	$2.83
Granted	277,240	10.52
Vested	(706,001)	2.21
Forfeited	(76,469)	3.71

Nonvested, December 31, 2006	1,243,515	4.76

(10) EMPLOYEE BENEFIT PLANS

The Company provides retirement benefits through a defined contribution 401(k) plan (the “401(k) Plan”) established during 1994. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation up to the annual limit set by the Internal Revenue Service. Employer matching contributions are discretionary, as defined in the 401(k) Plan, and are vested 20% for each year of service. Matching contributions accrued under this plan were approximately $294,000, $253,000 and $227,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(11) INCOME TAXES

The components of income tax provision for the years ended December 31, 2006, 2005, and 2004, are as follows:

	2006	2005	2004
Current income tax provision:
Federal	$16,285,781	$9,562,274	$228,013
State	2,484,767	1,199,040	38,792

	18,770,548	10,761,314	266,805

Deferred income tax provision (benefit):
Federal	181,716	260,970	440,246
State	(1,545)	428,812	(588,707)

	180,171	689,782	(148,461)

Total income tax provision	$18,950,719	$11,451,096	$118,344

Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting purposes. The temporary differences that created deferred income tax assets (liabilities) are as follows as of December 31, 2006 and 2005:

	2006	2005
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$873,744	$1,064,494
Tax credit carryforwards	124,350	124,350
Deferred revenue and accrued liabilities	571,593	656,586
Reserves and allowances	32,712	118,981
Property and equipment depreciation	141,587	106,466
Stock-based compensation	189,531	15,137
Difference in revenue recognition and other	71,095	64,204

Subtotal deferred income tax assets	2,004,612	2,150,218
Foreign currency translation gain	(34,565)	—

Total deferred income tax assets, net	$1,970,047	$2,150,218

The following is a rollforward of the valuation allowance for the years ended December 31, 2005 and 2004:

Valuation allowance at December 31, 2003	8,631,613
Increase in deferred income tax assets	770,338
Decrease in deferred income tax assets generated by stock option exercises (recorded through additional paid-in capital)	(44,155)
Reversal of valuation allowance	(5,300,142)
Reversal of valuation allowance (recorded through additional paid-in capital)	(3,131,154)

Valuation allowance at December 31, 2004	926,500
Reversal of valuation allowance	(926,500)

Valuation allowance at December 31, 2005	$—

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

As of December 31, 2006, for financial reporting purposes, the Company had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.5 million and $124,000, respectively, The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

A reconciliation of the difference between the expected income tax provision using the statutory federal tax rate (35% in both 2006 and 2005 and 34% in 2004) and the Company’s actual income tax provision is as follows:

	2006	2005	2004
Income tax provision using statutory federal tax rate	$17,489,358	$11,380,833	$5,036,349
State income tax provision, net of federal income tax benefit	1,628,166	1,194,408	755,393
Change in valuation allowance	—	(926,500)	(5,300,142)
Other, net	(166,805)	(197,645)	(373,256)

Total income tax provision	$18,950,719	$11,451,096	$118,344

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

(12) EARNINGS PER SHARE

Weighted average shares outstanding for the years ended December 31, 2006, 2005 and 2004 are calculated as follows:

	2006	2005	2004
Weighted average shares outstanding - basic	44,591,437	42,728,461	41,657,981
Impact of dilutive stock options after applying the treasury stock method	1,380,292	1,448,229	2,658,886

Weighted average shares outstanding - diluted	45,971,729	44,176,690	44,316,867

During the years ended December 31, 2006, 2005 and 2004, stock options outstanding of approximately 267,000, 0, and 793,000, respectively, were excluded from the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive.

(13) COMPREHENSIVE INCOME

A reconciliation of net income to comprehensive income is as follows:

	2006	2005	2004
Net income	$31,018,876	$21,065,570	$14,694,448
Foreign currency translation	(3,067)	3,067	—

Comprehensive income	$31,015,809	$21,068,637	$14,694,448

(14) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At December 31, 2006, TradeStation Securities had net capital of approximately $56.1 million (47.4% of aggregate debit items), which was approximately $53.7 million in excess of its required net capital of approximately $2.4 million. At December 31, 2005, TradeStation Securities had net capital of approximately $35.3 million (36.6% of aggregate debit items), which was approximately $33.4 million in excess of its required net capital of approximately $1.9 million.

(15) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of December 31, 2006, the Company has $1.4 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

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

In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including its recently-opened Chicago office) with expirations ranging from February 2007 to February 2011. Future minimum lease payments as of December 31, 2006 under all operating leases are as follows:

2007	$2,605,609
2008	2,179,467
2009	2,259,330
2010	2,302,500
2011	2,144,635
Thereafter	1,420,814

$12,912,355

During 2006, 2005 and 2004, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $3.8 million, $3.2 million and $3.6 million, respectively.

Purchase Obligations

As of December 31, 2006, the Company had various purchase obligations through September 2010 of approximately $3.7 million as follows: $2.5 million during 2007; $573,000 during 2008; $569,000 during 2009; and $76,000 during 2010, respectively, related primarily to telecommunications services, software maintenance and back office systems.

Litigation and Claims

On September 5, 2003, Datamize, Inc., a Wyoming corporation, filed an Original Complaint for Patent Infringement against nine defendants, including TradeStation Securities, all of whom offer online securities trading services. The other defendants named were Fidelity Brokerage Services, Scottrade, Interactive Brokers Group, Instinet, Charles Schwab, CyberTrader, E*Trade Securities and Terra Nova Trading. The complaint was filed in the United States District Court, Eastern District of Texas. The complaint alleged that the online trading platforms and services the defendants offer to their customers infringe United States Patent No. 6,460,040 issued to Datamize on October 1, 2002. In December 2004, all claims against TradeStation Securities were settled by a settlement and license agreement between TradeStation Securities and Datamize for a lump-sum royalty payment which covers all uses since patent issuance and for the remaining years of the patents in question. The amount of the royalty attributable to the 2004 fourth quarter was not, and the amount attributable to any period subsequent to the 2004 fourth quarter was not and will not be, material to the Company’s consolidated financial position, results of operations or cash flows.

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against the Company, certain of its directors and executive officers and certain family partnerships owned by the two former Co-Chief Executive Officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, as of October 18, 2002, purchased 2,417,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits has sought rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees.

The Tafazzoli/zum Tobel case is well into the discovery phase of litigation and, in the Allen case, the discovery phase has been completed, plaintiff’s motion to amend its complaint to add a claim for punitive damages was denied, and a trial has tentatively been scheduled for May 2007. The Gambino case has been settled and, pursuant to the settlement agreement dated November 3, 2006, was dismissed with prejudice. The Gambino settlement is not material to the Company’s consolidated financial position, results of operations or cash flows in any period.

The Company continues to believe all of the claims in the remaining two cases are baseless; however, no assurances can be given that a judge or jury will agree with the Company’s assessment.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters which are currently pending relating to NASD OATS reporting, short sales procedures and short interest reporting, and two pending NASD arbitrations, incidental to, and part of the ordinary course of, its business. The NASD regulatory matters could ultimately result in censures, sanctions, fines and other negative consequences.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, in an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, currently approximately $2.1 million). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and do not represent new hires or appointments, as each executive has been serving in his current positions for several years.

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

(16) SEGMENT AND RELATED INFORMATION

For each of the three years in the period ended December 31, 2006, the Company operated in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	As of or for the Years Ended December 31,
	2006	2005	2004
Net revenues*:
Brokerage services
Revenues, excluding interest	$79,215,779	$66,267,069	$56,759,608
Interest income	43,120,122	23,937,452	6,184,389
Interest expense	(4,634,946)	(3,512,606)	(710,047)

	117,700,955	86,691,915	62,233,950
Software products and services
Revenues, excluding interest	38,104,121	30,633,185	26,206,384
Interest income	1,466,598	552,244	173,584

	39,570,719	31,185,429	26,379,968
Elimination of intercompany charges to brokerage services	(28,726,469)	(20,878,375)	(16,346,000)

	$128,545,205	$96,998,969	$72,267,918

	As of or for the Years Ended December 31,
	2006	2005	2004
Income before income taxes:
Brokerage services	$31,497,590	$18,488,506	$5,080,997
Software products and services	18,472,005	14,028,160	9,731,795

	$49,969,595	$32,516,666	$14,812,792

Income tax provision (benefit):
Brokerage services	$12,257,163	$7,208,344	$1,515,929
Software products and services	6,693,556	4,242,752	(1,397,585)

	$18,950,719	$11,451,096	$118,344

Identifiable assets:
Brokerage services	$601,187,727	$575,763,557	$457,181,965
Software products and services	47,899,686	39,370,388	22,493,864

	$649,087,413	$615,133,945	$479,675,829

Depreciation and amortization**:
Brokerage services	$781,593	$702,316	$699,799
Software products and services	1,726,323	1,068,614	1,279,657

	$2,507,916	$1,770,930	$1,979,456

Capital expenditures:
Brokerage services	$862,992	$191,386	$282,112
Software products and services	7,232,407	1,713,599	1,088,779

	$8,095,399	$1,904,985	$1,370,891

*	Revenues (all in U.S. dollars) derived from customers outside of the United States for the years ended December 31, 2006, 2005 and 2004 were approximately 11%, less than 10%, and 12%, respectively.

**	Depreciation expense for certain shared corporate assets held in software products and services is partially allocated to brokerage services.

(17) UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Net revenues	$29,384,679	$32,450,819	$32,216,018	$34,493,689		$128,545,205
Total expenses	17,925,577	19,849,363	19,919,682	20,880,988		78,575,610
Income before income taxes	11,459,102	12,601,456	12,296,336	13,612,701		49,969,595
Net income	6,951,871	7,643,576	7,836,142	8,587,287		31,018,876
Earnings per share:
Basic	$0.16	$0.17	$0.18	$0.19		$0.70
Diluted	0.15	0.17	0.17	0.19		0.67
Weighted average shares outstanding:
Basic	44,319,210	44,570,353	44,716,983	44,759,201		44,591,437
Diluted	45,922,914	45,916,057	45,993,658	46,054,285		45,971,729

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Net revenues	$21,840,994	$23,345,334	$24,539,731	$27,272,910		$96,998,969
Total expenses	15,955,415	15,846,201	15,663,442	17,017,245		64,482,303
Income before income taxes	5,885,579	7,499,133	8,876,289	10,255,665		32,516,666
Net income	3,778,579	4,677,125	5,270,203	7,339,663	*	21,065,570
Earnings per share:
Basic	$0.09	$0.11	$0.12	$0.17		$0.49
Diluted	0.09	0.11	0.12	0.16		0.48
Weighted average shares outstanding:
Basic	41,868,052	42,173,423	43,147,365	43,725,038		42,728,461
Diluted	43,341,270	43,789,156	44,481,956	45,094,410		44,176,690

*	The fourth quarter of 2005 includes the reversal of the Company’s remaining valuation allowance. See Note 11 – INCOME TAXES.

EXHIBIT INDEX

Exhibit Number	Description

3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (filed herewith) #

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007 (filed herewith) #

10.9	Form of Executive Officer Stock Option Agreement (filed herewith) #

10.10	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni (filed herewith) #

10.11	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman, Marc J. Stone, and Joseph Nikolson (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

i

Exhibit Number	Description

10.12	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Lease Agreement, dated as of March 23, 2006, between The Goldman Sachs Group, Inc., Sublandlord and TradeStation Group, Inc., Subtenant (without exhibits and schedules) (filed herewith)

10.14	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.15	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.16	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.17	Form of Non-Competition and Non-Disclosure Agreement*

10.18	Form of Non-Competition Agreement +

10.19	Remote Processing Agreement, dated June 10, 2003, with SunGard Financial Systems, Inc. to provide the SunGard Phase3 System for the processing, clearing and settlement of trades (pricing schedules omitted) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Report on Form 10-Q for the quarter ended June 30, 2003)

10.20	Clearing Agreement with Bear, Stearns Securities Corp. ++

10.21	Stock Purchase Agreement, dated as of August 8, 2002, between Benedict Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December

31, 2002)

10.22	Stock Purchase Agreement, dated as of October 18, 2002, between Benedict S. Gambino and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.24 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

ii

Exhibit Number	Description

10.23	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.24	Form of Indemnification Agreement +

10.25	Office Lease dated August 13, 1998 between onlinetradinginc.com corp. and Highwood/Florida Holdings, L.P. ++

10.26	Sublease Agreement, dated June 21, 2002, between TradeStation Securities, Inc. and Steflind, Inc. (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.27	Sublease Agreement, dated January 6, 2004, between TradeStation Securities, Inc. and JVB Financial, Inc. (incorporated by reference to Exhibit 10.10 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, with respect to TradeStation Group, Inc.’s consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting (filed herewith)

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.

**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.

+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.

++	Previously filed as part of Registration Statement No. 333-75119 of Form SB-2 of onlinetradinginc.com corp. filed with the Commission on March 26, 1999.

#	Indicates a management contract or compensatory plan or arrangement.

iii