Form 10-Q
period 2007-03-31
TRADESTATION GROUP INC
filed 2007-05-10
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The registrant had 44,573,503 shares of common stock, $.01 par value, outstanding as of May 4, 2007.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $1,433,569 at March 31, 2007 and December 31, 2006	$94,547,533	$74,539,256
Cash segregated in compliance with federal regulations	447,470,466	417,501,417
Marketable securities	9,322,297	9,322,297
Receivables from brokers, dealers, clearing organizations and clearing agents	41,185,202	34,866,825
Receivables from brokerage customers	70,756,214	77,021,893
Property and equipment, net	8,399,197	8,734,890
Deferred income taxes, net	1,854,523	1,970,047
Deposits with clearing organizations	20,294,696	20,180,361
Other assets	5,928,414	4,950,427

Total assets	$699,758,542	$649,087,413

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$7,226,827	$4,444,956
Payables to brokerage customers	555,005,327	516,355,890
Accounts payable	2,530,476	2,846,669
Accrued expenses	10,902,042	7,235,023

Total liabilities	575,664,672	530,882,538

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 44,512,439 and 44,680,397 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	445,124	446,804
Additional paid-in capital	69,883,563	72,188,245
Retained earnings	53,765,183	45,569,826

Total shareholders’ equity	124,093,870	118,204,875

Total liabilities and shareholders’ equity	$699,758,542	$649,087,413

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Brokerage commissions and fees	$22,287,705	$18,632,433

Interest income	11,965,727	9,503,841
Brokerage interest expense	1,193,786	1,098,810

Net interest income	10,771,941	8,405,031

Subscription fees and other	2,270,977	2,347,215

Net revenues	35,330,623	29,384,679

Expenses:
Employee compensation and benefits	8,451,017	6,966,771
Clearing and execution	7,122,914	5,827,683
Data centers and communications	1,673,999	1,530,803
Advertising	1,085,569	956,617
Professional services	1,158,827	758,560
Occupancy and equipment	696,627	622,162
Depreciation and amortization	998,929	482,611
Other	944,513	780,370

Total expenses	22,132,395	17,925,577

Income before income taxes	13,198,228	11,459,102

Income tax provision	5,002,871	4,507,231

Net income	$8,195,357	$6,951,871

Earnings per share:
Basic	$0.18	$0.16

Diluted	$0.18	$0.15

Weighted average shares outstanding:
Basic	44,590,076	44,319,210

Diluted	45,708,564	45,922,914

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,195,357	$6,951,871
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	998,929	482,611
Stock-based compensation expense	669,545	400,000
Deferred income tax provision	115,524	325,009
Recovery of credit losses	—	(225,588)
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(29,969,049)	(26,006,575)
Receivables from brokers, dealers, clearing organizations and clearing agents	(6,318,377)	7,764,001
Receivables from brokerage customers	6,265,679	(11,706,820)
Deposits with clearing organizations	(114,335)	11,160
Other assets	(977,987)	(854,511)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	2,781,871	1,050,352
Payables to brokerage customers	38,649,437	3,830,970
Accounts payable	(316,193)	(226,748)
Accrued expenses	3,653,019	2,462,423

Net cash provided by (used in) operating activities	23,633,420	(15,741,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(663,236)	(986,756)
Investment in clearing organizations	—	(22,297)

Net cash used in investing activities	(663,236)	(1,009,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	443,583	1,224,976
Excess tax benefits from stock option exercises	343,860	1,238,469
Repurchase and retirement of common stock	(3,749,350)	—

Net cash (used in) provided by financing activities	(2,961,907)	2,463,445

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	11,700

NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS	20,008,277	(14,275,753)
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	73,105,687	73,429,345

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$93,113,964	$59,153,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,191,566	$1,098,810

Cash paid for income taxes	$—	$206,000

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three months ended March 31, 2007 and 2006 are unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (“TradeStation Group” or the “Company”) is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., TradeStation Technologies, Inc., and TradeStation Europe Limited are TradeStation Group’s operating subsidiaries. TradeStation Securities is an online securities broker-dealer and futures commission merchant. TradeStation Technologies develops and offers strategy trading software tools and subscription services. TradeStation Europe Limited, a United Kingdom private company, is authorized and regulated by the U.K. Financial Services Authority (“FSA”) as an introducing broker.

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2007 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

Recently Issued Accounting Standards

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 11 – INCOME TAXES for additional discussion of income taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. The Company believes that the adoption of SFAS No. 157, effective January 1, 2008, will not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has not yet determined what the impact, if any, that the adoption of SFAS No. 159, effective January 1, 2008, will be on the Company’s consolidated financial position, results of operations or cash flows.

(2) STOCK-BASED COMPENSATION

Stock Compensation

The Company records stock-based compensation expense for employee services based upon the grant-date fair value of those awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the market price of the stock, exercise price of an award, expected term of award, volatility of the stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee officer options and other employee options (both of which vest over a five-year period) and non-employee director options (which vest over a three-year period). The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model is as follows:

	For the Three Months Ended March 31,
	2007	2006
Risk free interest rate	5%	4%
Volatility ranges	60 - 65%	75%
Weighted-average volatility	63%	75%
Weighted-average life (years)	4.9 – 6.0	5.8

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

During the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options, of $670,000 ($524,000 net of tax) and $400,000 ($379,000 net of tax), respectively.

Stock Based Awards

During the three months ended March 31, 2007, the Company granted options to purchase an aggregate of 372,350 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $7.68 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at $12.43 or $13.12 per share, which were the closing prices of the Company’s stock on the dates the options were granted. The Company also issued 152,439 restricted shares of common stock to Salomon Sredni, the Chief Executive Officer, in connection with and at the time of his promotion to that position in February 2007. The restricted shares, which had a fair market value of $2.0 million on the grant date, were granted as a stock award under the Company’s incentive stock plan and vest ratably in annual increments over a five-year period. If Mr. Sredni’s employment terminates prior to full vesting (other than by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested shares for no consideration. Vesting accelerates 100%, automatically, in the event of Mr. Sredni’s death or disability or a change in control of the Company.

During the three months ended March 31, 2006, the Company granted options to purchase an aggregate 239,240 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $10.97 per share.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three months ended March 31, 2007 and 2006 are calculated as follows:

	For the Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding (basic)	44,590,076	44,319,210
Impact of dilutive stock options after applying the treasury stock method	1,118,488	1,603,704

Weighted average shares outstanding (diluted)	45,708,564	45,922,914

Stock options and non-vested restricted shares of common stock outstanding for the three months ended March 31, 2007 and 2006, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, are as follows:

	For the Three Months Ended March 31,
	2007	2006
Stock options	666,295	242,000

Restricted shares of common stock (non-vested)	152,439	—

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

	For the Three Months Ended March 31,
	2007	2006
Net income	$8,195,357	$6,951,871
Foreign currency translation	—	11,700

Comprehensive income	$8,195,357	$6,963,571

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $447.5 million and $417.5 million as of March 31, 2007 and December 31, 2006, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On April 3, 2007, cash segregated in compliance with federal regulations increased by $1.8 million, from $447.5 million (the balance as of March 31, 2007) to $449.3 million. Conversely, cash and cash equivalents decreased by $1.8 million on April 3, 2007. On January 3, 2007, cash segregated in compliance with federal regulations decreased by $7.6 million, from $417.5 million (the balance as of December 31, 2006) to $409.9 million. Conversely, cash and cash equivalents increased by $7.6 million on January 3, 2007.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $70.8 million and $77.0 million at March 31, 2007 and December 31, 2006, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At March 31, 2007 and December 31, 2006, TradeStation Securities was charging a base margin debit interest rate of 8.25% per annum on debit balances in equities brokerage customer accounts.

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

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Securities borrowed from broker-dealers	$39,331,280	$33,275,834
Fees and commissions receivable from clearing agents and other	1,853,922	1,590,991

	$41,185,202	$34,866,825

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

As of March 31, 2007 and December 31, 2006, TradeStation Securities serviced its institutional equities accounts through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were cleared through Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of March 31, 2007, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At March 31, 2007 and December 31, 2006, payables to customers totaled $555.0 million and $516.4 million, respectively. These funds are the principal source of funding for margin lending. At March 31, 2007 and December 31, 2006, TradeStation Securities was paying interest at the rate of 1.25% per annum on cash balances in excess of $10,000 in equities brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At March 31, 2007, TradeStation Securities had net capital of approximately $60.9 million (50.1% of aggregate debit items), which was approximately $58.5 million in excess of its required net capital of approximately $2.4 million. At December 31, 2006, TradeStation Securities had net capital of approximately $56.1 million (47.4% of aggregate debit items), which was approximately $53.7 million in excess of its required net capital of approximately $2.4 million.

(10) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of March 31, 2007, the Company had $1.4 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease. In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including 2 data centers) with expirations ranging from July 2007 to February 2011.

Future minimum lease payments as of March 31, 2007 under all operating leases are as follows:

2007	$2,685,636
2008	2,668,799
2009	2,259,330
2010	2,302,500
2011	2,144,635
Thereafter	1,420,814

$13,481,714

During the three months ended March 31, 2007 and 2006, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.0 million and $852,000, respectively.

Purchase Obligations

As of March 31, 2007, the Company had various purchase obligations through September 2010 of approximately $2.0 million, $707,000, $574,000 and $76,000 during 2007, 2008, 2009 and 2010, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

As of March 31, 2007, there were two lawsuits by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) pending against the Company, certain of its directors and executive officers and certain family partnerships owned by the Company’s two former Co-Chief Executive Officers. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its then executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the two lawsuits has sought rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees.

On May 4, 2007, in the Allen case, a directed verdict in favor of all defendants was entered with respect to all claims other than the ones under the Florida Securities and Investor Protection Act, and on May 7, 2007 a jury verdict in favor of all defendants was awarded with respect to those claims. Subject to appeal by the plaintiff, this matter is now concluded with no liability to the Company.

The Tafazzoli/zum Tobel case is well into the discovery phase of litigation, court-ordered mediation has been scheduled for July 2007, and a trial has been scheduled for January 2008. The Company continues to believe all of the claims in this case are baseless; however, no assurances can be given that a judge or jury will agree with the Company’s assessment.

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

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. For further discussion, see Note 6 – RECEIVABLES FROM BROKERAGE CUSTOMERS.

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

(11) INCOME TAXES

During the three months ended March 31, 2007, the Company recorded an income tax provision of $5.0 million based upon its current estimated annual effective income tax rate of approximately 38%. During the three months ended March 31, 2006, the Company recorded an income tax provision of $4.5 million based upon its then-estimated annual effective income tax rate of approximately 39%. The decrease in the Company’s estimated annual effective income tax rate is primarily due to the impact of increased investment in federal tax free instruments.

As of March 31, 2007, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.0 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

The Company adopted the provisions of FIN 48, effective January 1, 2007, and such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of January 1, 2007, the Company had a liability for unrecognized tax benefits of $560,000, which was increased to $638,000 as of March 31, 2007. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is primarily temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

The Company is currently subject to income taxes in the U.S. federal jurisdiction, three states, and since November 2005, in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal tax examinations prior to 2004, and state and local tax examinations by tax authorities for the years before 2003. The Company’s federal income tax return for the year ended December 31, 2004 is currently under examination by the Internal Revenue Service, and the Company believes this examination to be routine. While no assurances can be given, the Company believes that the results of this examination will not have a material impact on its consolidated financial position, results of operations or cash flows.

Any interest and penalties, if incurred in connection with the IRS examination or otherwise, would be recognized as components of income tax expense.

(12) SEGMENT AND RELATED INFORMATION

For the three months ended March 31, 2007 and 2006, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment primarily represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended March 31,
	2007	2006
Revenues:
Brokerage services
Revenues, excluding interest	$22,382,383	$18,721,588
Interest income	11,608,981	9,190,678
Interest expense	(1,193,786)	(1,098,810)

	32,797,578	26,813,456
Software products and services
Revenues, excluding interest	10,759,187	8,528,435
Interest income	356,746	313,163

	11,115,933	8,841,598
Eliminations of intercompany charges to brokerage services segment	(8,582,888)	(6,270,375)

	$35,330,623	$29,384,679

Income before income taxes:
Brokerage services	$8,580,569	$7,699,665
Software products and services	4,617,659	3,759,437

	$13,198,228	$11,459,102

	As of March 31, 2007	As of December 31, 2006
Identifiable assets:
Brokerage services	$652,642,272	$601,187,727
Software products and services	47,116,270	47,899,686

	$699,758,542	$649,087,413

(13) STOCK BUY BACK PLAN

In October 2006, the Company’s Board of Directors authorized, and the Company announced, the use of up to $60 million of the Company’s available and unrestricted cash, over a four-year period, to repurchase shares of its common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1.25 million of Company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase Company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the three months ended March 31, 2007, the Company used approximately $3.7 million to purchase 293,755 shares of its common stock at an average price of $12.76 per share. Since commencement of this stock buy back plan on November 13, 2006, the Company has used approximately $5.7 million to purchase 433,155 shares of its common stock at an average price of $13.27 per share. All shares purchased have been retired. See Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in Part II – OTHER INFORMATION of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained herein and with the issues, uncertainties and risk factors related to our business and industry described in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

Overview and Recent Developments

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the Company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and is a member of the NASD, New York Stock Exchange (NYSE), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), Options Clearing Corporation (OCC), American Stock Exchange (AMEX), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), Chicago Stock Exchange (CHX), International Securities Exchange (ISE), NYSE ARCA, and Philadelphia Stock Exchange (PHLX). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

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

As of March 31, 2007, TradeStation Securities had 33,048 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 1,546 accounts, or 5%, when compared to 31,502 accounts as of December 31, 2006. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days.

During the three months ended March 31, 2007, TradeStation Securities’ brokerage customer account base averaged 70,187 daily average revenue trades (often called “DARTs”), an increase of 19% when compared to 59,057 during the three months ended March 31, 2006. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended March 31,		% Change
	2007	2006
Daily average revenue trades (DARTs)	70,187	59,057	19

Client Trading Activity – Per Account
Annualized trades	548	582	(6)
Annualized average net revenue per account	$4,195	$4,300	(2)

	As of March 31		% Change
	2007	2006
Client Account Information
Total brokerage accounts	33,048	26,797	23

Average assets per account – equities	$79,000	$90,000	(12)
Average assets per account – futures	$19,000	$17,500	9

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

TradeStation Technologies owns all of our intellectual property. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee.

Our United Kingdom subsidiary, TradeStation Europe, is authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may now solicit and introduce U.K. clients who are active, experienced traders to its U.S. affiliate for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its European “passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Union. As of March 31, 2007 and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not material to the consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The following areas are particularly subject to management’s judgments and estimates or are key components of our results of operations, and could materially affect our consolidated results of operations and financial position: Brokerage Commissions and Fees and Net Interest Income, Income Taxes, Allowance for Potential Credit Losses, and Uninsured Loss Reserves. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

For the three months ended March 31, 2007 and 2006, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment primarily represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce the majority of our revenues for the foreseeable future. For the three months ended March 31, 2007 and 2006, the brokerage services segment accounted for approximately 93% and 91%, respectively, of our total consolidated net revenues. Given the size of those percentages, other than our discussion and table in Note 12 – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$22,288	$18,632	$3,656	20
Interest income	11,966	9,504	2,462	26
Brokerage interest expense	1,194	1,099	95	9

Net interest income	10,772	8,405	2,367	28
Subscription fees and other	2,271	2,348	(77)	(3)

Net revenues	35,331	29,385	5,946	20

Expenses:
Employee compensation and benefits	8,451	6,967	1,484	21
Clearing and execution	7,123	5,828	1,295	22
Data centers and communications	1,674	1,531	143	9
Advertising	1,086	957	129	13
Professional services	1,159	758	401	53
Occupancy and equipment	697	622	75	12
Depreciation and amortization	999	483	516	107
Other	944	780	164	21

Total expenses	22,133	17,926	4,207	23

Income before income taxes	13,198	11,459	1,739	15
Income tax provision	5,003	4,507	496	11

Net income	$8,195	$6,952	$1,243	18

Three Months Ended March 31, 2007 and 2006

Net revenues were $35.3 million for the three months ended March 31, 2007, as compared to $29.4 million for the three months ended March 31, 2006, an increase of $5.9 million, or 20%. The primary reasons for this growth were increased brokerage commissions and fees of approximately $3.7 million, or 20%, as a result of higher trade volume related mostly to growing our brokerage account base, and increased net interest income of $2.4 million, or 28%, as a result of higher interest rates and higher aggregate cash and margin balances.

Income before income taxes was $13.2 million (37% of net revenues) for the three months ended March 31, 2007, as compared to $11.5 million (39% of net revenues) for the three months ended March 31, 2006, an increase of $1.7 million, or 15%. Our improvement in income before income taxes was due primarily to our increased brokerage commissions and fees of $3.7 million and our increased net interest income of $2.4 million, partially offset by increased employee compensation and benefits of $1.5 million, increased clearing and execution costs of $1.3 million and, to a lesser extent, increases in depreciation and amortization and professional services.

During the three months ended March 31, 2007, we recorded an income tax provision of $5.0 million based upon our current estimated annual effective income tax rate of approximately 38%. During the three months ended March 31, 2006, we recorded an income tax provision of $4.5 million based upon our then-estimated annual effective income tax rate of approximately 39%. The decrease in our estimated annual effective income tax rate is due primarily to the impact of increased investment in federal tax free instruments, which offer lower interest rates than taxable instruments. See “Income Taxes” below.

Net income was approximately $8.2 million for the three months ended March 31, 2007, as compared to $7.0 million for the three months ended March 31, 2006, an increase of $1.2 million, or 18%, due primarily to our year-over-year increase in revenues, partially offset by our year-over-year increase in expenses.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended March 31, 2007, brokerage commissions and fees were approximately $22.3 million, as compared to $18.6 million for the three months ended March 31, 2006. This $3.7 million, or 20%, increase was due primarily to increased brokerage commissions of $3.0 million from higher trading volume related mostly to growing our brokerage customer account base and, to a lesser extent, increases in platform fees related to account growth (partially offset by our November 2006 marketing initiative which reduced materially the trading activity threshold that needed to be met to qualify for a waiver of the monthly platform fee) and, beginning in the 2007 first quarter, payment for order flow for option equity trades. The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), beginning September 1, 2005 we launched a series of strategic marketing initiatives, the most recent as of November 1, 2006, which have reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. The per-month impact of the November 2006 marketing initiative during the first quarter of 2007 (not taking into account, for these purposes, any positive impact the initiative may have had on account growth or trading by our customers) was decreased brokerage commissions and fees of approximately $128,000 and decreased net income of approximately $79,000. While we believe that the November 2006 marketing initiative will contribute, and may have already contributed during the first quarter of 2007, to our net account growth, there is no way to objectively determine the impact, if any, that this initiative had or will have on our account base.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. For the three months ended March 31, 2007, interest income was $12.0 million, as compared to $9.5 million for the three months ended March 31, 2006. This $2.5 million, or 26%, increase was due primarily to increased interest rates (increases in the federal funds target rate of interest and, to a lesser extent, increased base margin debit interest rates) and account growth. During the first half of 2006, the federal funds target rate of interest was increased by 25 basis points four times, from 4.25% to 5.25% (where it remains as of March 31, 2007 and through the date of the filing of this report). These increases resulted in increases in the amounts we earned on our clients’ cash account balances and the amounts we charged our clients for margin lending. During the three months ended March 31, 2007, the weighted average federal funds target rate of interest was 5.25%, an increase of 82 basis points, or 19%, as compared with the weighted average rate of 4.43% for the same period in 2006. Also, during the three months ended March 31, 2007, the weighted average interest rate from income-sharing revenue earned from our futures clients was 5.00%, an increase of 82 basis points, or 20%, as compared with the weighted average rate of 4.18% for the same period in 2006. During the three months ended March 31, 2007, the weighted average base margin debit rate that we charged our customers was 8.25%, which was 12.5 basis points, or 2% higher than the weighted average rate of 8.125% that we charged to our customers during the same period of 2006. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other Expenses below. For the three months ended March 31, 2007, brokerage interest expense was $1.2 million, as compared to $1.1 million for the three months ended March 31, 2006. This $95,000, or 9%, increase was due primarily to higher interest rates and account growth. During the three months ended March 31, 2007, the average annual credit interest rate paid to our equities customers was 1.25%, as compared to 1.125% during the three months ended March 31, 2006. As of March 31, 2007 and through the date of the filing of this report, our equities customers earn interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take full advantage of the features of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and commissions received from third parties whose customers use our legacy software products. Subscription fees and other revenues were approximately $2.3 million during the three months ended March 31, 2007 and 2006. A slight decrease in royalties and commissions received from third parties was mostly offset by an increase in subscription fees. The increase in subscription fees was due to a monthly price increase, effective May 1, 2006, of approximately $50 per subscription. The increase in price was partially offset by a decrease in the number of subscribers. The continued impact, if any, of this price increase will depend upon how many customers terminate their subscription service or do not buy new subscriptions as a result of the price increase, and how many (if any) decide to become brokerage customers instead of continuing their subscriptions. Subscription services and legacy customer software products have not been marketed since 2000. We expect royalties and commissions from third parties to continue to decrease.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions and bonuses, stock-based compensation, and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $8.5 million for the three months ended

March 31, 2007, as compared to $7.0 million for the three months ended March 31, 2006, an increase of $1.5 million, or 21%. This increase was due primarily to increases in wages paid to employees of $671,000, commissions of $302,000, stock-based compensation of $270,000, employee benefits of $102,000 and, to a lesser extent, increases in recruitment and related expenses. The increase in wages was due to increased headcount and annual merit increases. During the three months ended March 31, 2007, there was an average of 309 full-time equivalent employees, as compared to 270 full-time equivalent employees during the three months ended March 31, 2006. Employee compensation and benefits expenses are anticipated to increase during 2007 as a result of planned additions to employee headcount to support expansion of our business operations.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $7.1 million for the three months ended March 31, 2007, as compared to $5.8 million for the three months ended March 31, 2006, an increase of approximately $1.3 million, or 22%, as a result of higher trade volume by our customers. Clearing and execution costs as a percentage of brokerage commissions and fees increased to 32% during the three months ended March 31, 2007, as compared to 31% during the three months ended March 31, 2006. This increase in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to a change in mix (i.e., futures versus equities) to lower margin trades.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs, power and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $1.7 million for the three months ended March 31, 2007, as compared to $1.5 million for the three months ended March 31, 2006, an increase of $143,000, or 9%. This increase is due primarily to increased circuits to connect our data farms to data providers and electronic marketplaces of $160,000, increased rack space, power and bandwidth charges at our server farms of $106,000, increased server maintenance related to our recent data server upgrades of $68,000 and, to a lesser extent, increased telephone expenses, partially offset by decreased exchange fees of $200,000. We anticipate data centers and communications expenses to increase during future quarters due to the expansion of capacity recently made to our data server farms.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits and related postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended March 31, 2007 were $1.1 million, as compared to $957,000 for the three months ended March 31, 2006, an increase of $129,000, or 13%, due primarily to increased media placement. In each of the forthcoming quarters during the current year, advertising expenses are expected to increase by approximately $500,000 as compared to the first quarter of 2007. The quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve), including the increased size of our sales force and the planned increase in the level of spending on advertising, are factors that may impact the level of advertising in the future.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $1.2 million for the three months ended March 31, 2007, as compared to $758,000 for the three months ended March 31, 2006, an increase of $401,000, or 53%, due primarily to increased legal fees. Based upon the May 7, 2007 jury verdict in favor of the Company and its directors and officers in the Allen case (see Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims), we expect to recognize in the second quarter of 2007 approximately $700,000 of reimbursable legal fees and costs previously expensed through March 31, 2007.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $697,000 for the three months ended March 31, 2007, as compared to $622,000 for the three months ended March 31, 2006, an increase of $75,000, or 12%, due primarily to our recently-opened Chicago office and an increase in facility operating expenses for our corporate office.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment. Depreciation and amortization expenses were $999,000 for the three months ended March 31, 2007, as compared to $483,000 for the three months ended March 31, 2006, an increase of $516,000 or 107%. This increase was due primarily to higher depreciation of fixed assets related to capital expenditures made in 2006 and, to a lesser extent, in the 2007 first quarter. During the year ended 2006, we had capital expenditures of $8.1 million, the majority of which relate to the third and fourth quarters of 2006. During the 2007 first quarter, we had capital expenditures of $663,000. The capital expenditures in both periods related mainly to the purchase of computer hardware to support the growth of our data server farms and, to a lesser extent (in 2006), fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. Depreciation expense will continue to increase based upon the level of capital expenditures we deem necessary to support the growth of our business and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $944,000 for the three months ended March 31, 2007, as compared to $780,000 for the three months ended March 31, 2006, an increase of $164,000, or 21%. This increase was due primarily to increased customer debits and errors of $180,000 and increased software maintenance of $98,000, partially offset by our decision to retain or cancel approximately $120,000 potentially owed to a third party pursuant to our contractual rights against that third party. The increase in customer debits and errors was due primarily to the 2006 first quarter collection of $200,000 of a receivable from a brokerage customer, previously considered uncollectible and fully reserved.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. For information regarding the risks related to the variability of quarterly results, see ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006.

Income Taxes

During the three months ended March 31, 2007, we recorded an income tax provision of $5.0 million based upon our current estimated annual effective income tax rate of approximately 38%. During the three months ended March 31, 2006, we recorded an income tax provision of $4.5 million based upon our then-estimated annual effective income tax rate of approximately 39%. The decrease in our estimated annual effective income tax rate is primarily due to the impact of increased investment in federal tax free instruments.

As of March 31, 2007, for financial reporting purposes, we estimate that we have available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.0 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

We adopted the provisions of FIN 48, effective January 1, 2007, and such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial position, results of operations or cash flows.

Our federal income tax return for the year ended December 31, 2004 is currently under examination by the Internal Revenue Service, and we believe this examination to be routine. While no assurances can be given, we believe that the results of this examination will not have a material impact on our consolidated financial position, results of operations or cash flows.

See Note 11 – INCOME TAXES for additional discussion of income taxes.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of approximately $94.5 million, of which $1.4 million was restricted, supporting a facility lease. On April 3, 2007, as a result of TradeStation Securities’ March 31, 2007 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $1.8 million was transferred from cash and cash equivalents to cash segregated in compliance with federal regulations. We had marketable securities of approximately $9.3 million at March 31, 2007, the majority of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent.

As of March 31, 2007, TradeStation Securities had: $447.5 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $70.8 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $41.2 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $555.0 million at March 31, 2007. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At March 31, 2007, TradeStation Securities had net capital of approximately $60.9 million (50.1% of aggregate debit items), which was approximately $58.5 million in excess of its required net capital of approximately $2.4 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of March 31, 2007, we had interest-bearing security deposits and short-term treasury bills totaling $20.3 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of March 31, 2007, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Operating lease obligations	$13,481,714	$2,685,636	$4,928,129	$4,447,135	$1,420,814
Purchase obligations	3,312,015	1,954,722	1,280,883	76,410	—

Total	$16,793,729	$4,640,358	$6,209,012	$4,523,545	$1,420,814

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of approximately $2.9 million for the remainder of 2007. These capital expenditures are primarily to support the growth of our data server farms and back-office systems to support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1.25 million of Company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase Company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended March 31, 2007, we used approximately $3.7 million to purchase 293,755 shares of our common stock at an average price of $12.76 per share. All shares purchased have been retired. See Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in Part II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $23.6 million during the three months ended March 31, 2007, as compared to net cash used in operating activities of $15.7 million during the three months ended March 31, 2006. Net cash provided by operating activities during the three months ended March 31, 2007 of $23.6 million was due primarily to timing differences related to a decrease in net brokerage customer assets and liabilities including timing differences related to funding cash segregated in compliance with federal regulations ($1.8 million transferred to cash segregated in compliance with federal regulations from cash and cash equivalents on April 3, 2007, as opposed to $7.6 million transferred to cash and cash equivalents from cash segregated in compliance with federal regulations on January 3, 2007), net income and adjustments for non-cash items, and an increase in accrued expenses, partially offset by an increase in other assets. Net cash used by operating activities during the three months ended March 31, 2006 of $15.7 million was due primarily to timing differences related to funding cash segregated in compliance with federal regulations ($18.4 million transferred from cash segregated in compliance with federal regulations to cash on April 4, 2006, as opposed to $9.5 million transferred from cash to cash segregated in compliance with federal regulations on January 4, 2006) and an increase in receivables from brokerage customers offset by net income as adjusted for non-cash items, a decrease in receivables from brokers, dealers, clearing organizations and clearing agents, and increases in payables to brokerage customers and accrued expenses.

Investing activities used cash of $663,000 and $1.0 million during the three months ended March 31, 2007 and 2006, respectively. Investing activities in both years were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms).

Financing activities used cash of $3.0 million during the three months ended March 31, 2007 and provided cash of $2.5 million during the three months ended March 31, 2006. Net cash used in financing activities during the three months ended March 31, 2007 of $3.0 million was due primarily to $3.7 million used for the repurchase of Company shares, partially offset by proceeds from the issuance of common stock of approximately $444,000 related to the exercise of stock options from our incentive stock plans and excess tax benefits from the exercise of stock options of approximately $344,000. Net cash provided by financing activities during the three months ended March 31, 2006 of $2.5 million was due primarily to the proceeds from the issuance of common stock of approximately $1.2 million related to the exercise of stock options from our incentive stock plans and excess tax benefits from the exercise of stock options of approximately $1.2 million.

Recently Issued Accounting Standards

We adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial position, results of operations or cash flows. See Note 11 – INCOME TAXES for additional discussion of income taxes.

In September 2006, the FASB issued Statement SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. We believe that the adoption of SFAS No. 157, effective January 1, 2008, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not yet determined what the impact, if any, that the adoption of SFAS No. 159, effective January 1, 2008, will be on our consolidated financial position, results of operations or cash flows.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $447.5 million at March 31, 2007. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $555.0 million at March 31, 2007, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. We estimate that, based upon our brokerage customer balances at March 31, 2007, for each basis point increase or decrease in interest rates retained by us, there is an annual impact of approximately $46,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of March 31, 2007, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted of federal tax exempt variable rate demand note securities, and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. We estimate that, based upon the balances of our cash and cash equivalents, marketable securities and security deposits as of March 31, 2007, each basis point increase or decrease in interest rates results in an annual impact of approximately $8,000 to our net income.

TradeStation Securities seeks to manage risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2007, there were two lawsuits by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) pending against the Company, certain of its directors and executive officers and certain family partnerships owned by the Company’s two former Co-Chief Executive Officers. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its then executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the two lawsuits has sought rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees.

On May 4, 2007, in the Allen case, a directed verdict in favor of all defendants was entered with respect to all claims other than the ones under the Florida Securities and Investor Protection Act, and on May 7, 2007, a jury verdict in favor of all defendants was awarded with respect to those claims. Subject to appeal by the plaintiff, this matter is now concluded with no liability to the Company.

The Tafazzoli/zum Tobel case is well into the discovery phase of litigation, court-ordered mediation has been scheduled for July 2007, and a trial has been scheduled for January 2008. We continue to believe all of the claims in this case are baseless; however, no assurances can be given that a judge or jury will agree with our assessment.

ITEM 1A.	RISK FACTORS

Subject to the recent development in the Allen litigation described directly above, there have been no material changes in risk factors during the first quarter of 2007 from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in Part I of this report, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended March 31, 2007, we issued to 250 employees (including 6 executive officers) and one consultant options to purchase an aggregate of 372,350 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $12.43 or $13.12 per share, which were the closing prices of our stock on the dates the options were granted. All of the options were granted under our incentive stock plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted. All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

We also issued 152,439 restricted shares of common stock to Salomon Sredni, our Chief Executive Officer, in connection with and at the time of his promotion to that position in February 2007. The restricted shares, which had a fair market value of $2.0 million on the grant date, were granted as a stock award under the Incentive Stock Plan and vest ratably in annual increments over a five-year period. If Mr. Sredni’s employment terminates prior to full vesting (other than by reason of death or disability), he will automatically forfeit, and we will reacquire, the unvested shares for no consideration. Vesting accelerates 100%, automatically, in the event of Mr. Sredni’s death or disability or a change in control of the Company. The 152,439 restricted shares were issued by us pursuant to our effective registration statement on Form S-8.

(c) Share Repurchases

In October 2006, our Board of Directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1.25 million of Company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase Company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

The following table sets forth information on our common stock buy-back program for the quarter ended March 31, 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January 2007	96,340	$12.97	235,740	$56,750,000
February 2007	96,875	12.90	332,615	55,500,000
March 2007	100,540	12.43	433,155	54,250,000

Total	293,755	12.76

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

May 10, 2007	/s/ Mark Glassman
Date	Mark Glassman
Chief Accounting Officer and Corporate Controller
(Signing both in his capacity as duly authorized officer
and as Principal Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.