Form 10-Q
period 2007-06-30
TRADESTATION GROUP INC
filed 2007-08-03
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant had 44,429,305 shares of common stock, $.01 par value, outstanding as of July 31, 2007.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Cash and cash equivalents, including restricted cash of $1,433,569 at June 30, 2007 and December 31, 2006	$79,786,435	$74,539,256
Cash segregated in compliance with federal regulations	413,431,229	417,501,417
Marketable securities	9,322,297	9,322,297
Receivables from brokers, dealers, clearing organizations and clearing agents	29,800,993	34,866,825
Receivables from brokerage customers	95,442,056	77,021,893
Property and equipment, net	8,069,773	8,734,890
Deferred income taxes, net	2,144,847	1,970,047
Deposits with clearing organizations	20,302,976	20,180,361
Other assets	7,353,368	4,950,427

Total assets	$665,653,974	$649,087,413

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Payables to brokers, dealers and clearing organizations	$1,743,986	$4,444,956
Payables to brokerage customers	525,183,041	516,355,890
Accounts payable	2,280,422	2,846,669
Accrued expenses	6,809,001	7,235,023

Total liabilities	536,016,450	530,882,538

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 44,273,097 and 44,680,397 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	442,731	446,804
Additional paid-in capital	67,296,755	72,188,245
Retained earnings	61,898,038	45,569,826

Total shareholders’ equity	129,637,524	118,204,875

Total liabilities and shareholders’ equity	$665,653,974	$649,087,413

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Brokerage commissions and fees	$22,718,953	$20,007,857	$45,006,658	$38,640,290
Interest income	12,151,328	11,162,025	24,117,055	20,665,866
Brokerage interest expense	1,223,225	1,119,148	2,417,011	2,217,958

Net interest income	10,928,103	10,042,877	21,700,044	18,447,908
Subscription fees and other	2,146,640	2,400,085	4,417,617	4,747,300

Net revenues	35,793,696	32,450,819	71,124,319	61,835,498

EXPENSES:
Employee compensation and benefits	8,771,032	7,230,492	17,222,049	14,197,263
Clearing and execution	7,534,991	6,856,437	14,657,905	12,684,120
Data centers and communications	1,479,811	1,618,377	3,153,810	3,149,180
Advertising	1,569,333	1,101,775	2,654,902	2,058,392
Professional services	204,170	678,148	1,362,997	1,436,708
Occupancy and equipment	689,070	633,532	1,385,697	1,255,694
Depreciation and amortization	1,007,647	564,982	2,006,576	1,047,593
Other	1,570,254	1,165,620	2,514,767	1,945,990

Total expenses	22,826,308	19,849,363	44,958,703	37,774,940

Income before income taxes	12,967,388	12,601,456	26,165,616	24,060,558
INCOME TAX PROVISION	4,834,533	4,957,880	9,837,404	9,465,111

Net income	$8,132,855	$7,643,576	$16,328,212	$14,595,447

EARNINGS PER SHARE:
Basic	$0.18	$0.17	$0.37	$0.33

Diluted	$0.18	$0.17	$0.36	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,382,844	44,570,353	44,486,460	44,444,782

Diluted	45,424,242	45,916,057	45,566,403	45,919,485

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,328,212	$14,595,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,006,576	1,047,593
Stock-based compensation expense	1,336,436	765,384
Deferred income tax (benefit) provision	(174,800)	205,834
Loss from disposal of fixed assets	—	64,456
Recovery of credit losses	—	(225,588)
(Increase) decrease in:
Cash segregated in compliance with federal regulations	4,070,188	15,976,963
Receivables from brokers, dealers, clearing organizations and clearing agents	5,065,832	13,717,091
Receivables from brokerage customers	(18,420,163)	(20,531,513)
Prepaid income taxes	(1,085,606)	(584,287)
Deposits with clearing organizations	(122,615)	(1,964,670)
Other assets	(1,317,587)	(1,403,999)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(2,700,970)	(543,871)
Payables to brokerage customers	8,827,151	(16,066,549)
Accounts payable	(566,247)	(466,660)
Accrued expenses	(426,022)	535,920

Net cash provided by operating activities	12,820,385	5,121,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,341,207)	(2,771,182)
Investment in clearing organizations and exchanges	—	(41,497)

Net cash used in investing activities	(1,341,207)	(2,812,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(7,497,919)	—
Proceeds from issuance of common stock	797,759	1,853,074
Excess tax benefits from stock option exercises	468,161	1,921,843

Net cash (used in) provided by financing activities	(6,231,999)	3,774,917

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	50,868

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	5,247,179	6,134,657
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	73,105,687	73,429,345

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$78,352,866	$79,564,002

(continued)

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,410,455	$2,217,958

Cash paid for income taxes	$10,995,000	$8,502,753

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Equipment acquired, but not yet paid for	$—	$3,444,792

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three and six months ended June 30, 2007 and 2006 are unaudited)

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

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2007 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has not yet determined what impact, if any, the adoption of SFAS No. 159, effective January 1, 2008, will have on the Company’s consolidated financial position, results of operations or cash flows.

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

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	5%	5%	5%	4 - 5%
Volatility ranges	50%	60 - 70%	50 - 65%	60 - 75%
Weighted-average volatility	50%	63%	62%	73%
Weighted-average life (years)	3.6	3.8 - 5.8	3.6 - 6.0	3.8 - 5.8

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

During the three months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards in 2007 and common stock issued at a discount under the Company’s employee stock purchase plan), of $667,000 ($533,000 net of tax) and $365,000 ($307,000 net of tax), respectively. During the six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards in 2007 and common stock issued at a discount under the Company’s employee stock purchase plan), of $1.3 million ($1.1 million net of tax) and $765,000 ($686,000 net of tax), respectively.

Stock Based Awards

During the three months ended June 30, 2007, the Company granted options to purchase an aggregate of 28,000 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $5.10 per share. Such options vest ratably in annual increments over a three-year period and are exercisable at $12.09 per share, which was the closing price of the Company’s stock on the date the options were granted. During the six months ended June 30, 2007, the Company granted options to purchase an aggregate of 400,350 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $7.50 per share. Such options vest ratably in annual increments over a three to five-year period and are exercisable at prices ranging from $12.09 to $13.12 per share, which were the closing prices of the Company’s stock on the dates the options were granted. During the three and six months ended June 30, 2006, the Company granted options to purchase an aggregate of 38,000 and 277,240 shares of common stock, respectively, with weighted-average grant-date Black-Scholes fair values of $7.70 and $10.52 per share, respectively.

During the six months ended June 30, 2007, the Company also issued 152,439 restricted shares of common stock to Salomon Sredni, the Company’s Chief Executive Officer, in connection with, and at the time of, his promotion to that position in February 2007. The restricted shares, which had a fair market value of $2.0 million on the grant date, were granted as a stock award under the Company’s incentive stock plan and vest ratably in annual increments over a five-year period. If Mr. Sredni’s employment terminates prior to full vesting (other than by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested shares for no consideration. Vesting accelerates 100% automatically in the event of Mr. Sredni’s death or disability or a change in control of the Company.

During the three and six-month periods ended June 30, 2007, 10,775 shares of common stock were issued under the Company’s employee stock purchase plan at a price of $9.91 per share. During the three and six-month periods ended June 30, 2006, 8,874 shares of common stock were issued under the Company’s employee stock purchase plan at a price of $10.77 per share.

In July 2007, the Company issued to one executive officer options to purchase an aggregate of 35,000 shares of common stock and 9,868 restricted shares of common stock in conjunction with his hiring. The options vest ratably in annual increments over a five-year period and are exercisable at $11.40 per share, the closing price of the Company’s common stock on the date the options were granted. The restricted shares, which had a fair market value of approximately $112,500 on the grant date, vest ratably in annual increments over a five-year period. Both the stock options and the restricted shares were granted as awards under the Company’s incentive stock plan and include 100% acceleration upon death, disability and change in control. In July 2007, the Company also issued 83,563 restricted shares of common stock to six employees (including four executive officers). The restricted shares, which had a fair market value of approximately $900,000 on the grant date, were granted as awards under the Company’s incentive stock plan and vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary, with 100% acceleration upon retirement, death, disability and change in control of the Company. In all cases, if employment terminates prior to full vesting, the unvested shares will automatically be forfeited and the Company will reacquire the unvested shares for no consideration.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three and six months ended June 30, 2007 and 2006 are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding (basic)	44,382,844	44,570,353	44,486,460	44,444,782
Impact of dilutive stock options and restricted stock after applying the treasury stock method	1,041,398	1,345,704	1,079,943	1,474,703

Weighted average shares outstanding (diluted)	45,424,242	45,916,057	45,566,403	45,919,485

All outstanding non-vested restricted shares of common stock have been included in the above calculation of diluted earnings per share. Presented below are stock options outstanding that were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	684,963	278,173	675,629	278,173

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. A reconciliation of net income to comprehensive income is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$8,132,855	$7,643,576	$16,328,212	$14,595,447
Foreign currency translation	—	39,168	—	50,868

Comprehensive income	$8,132,855	$7,682,744	$16,328,212	$14,646,315

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $413.4 million and $417.5 million as of June 30, 2007 and December 31, 2006, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On July 2, 2007, cash segregated in compliance with federal regulations decreased by $3.2 million, from $413.4 million (the balance as of June 30, 2007) to $410.2 million. Conversely, cash and cash equivalents increased by $3.2 million on July 2, 2007. On January 3, 2007, cash segregated in compliance with federal regulations decreased by $7.6 million, from $417.5 million at December 31, 2006, to $409.9 million. Conversely, cash and cash equivalents increased by $7.6 million on January 3, 2007.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $95.4 million and $77.0 million at June 30, 2007 and December 31, 2006, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At June 30, 2007 and December 31, 2006, TradeStation Securities was charging a base margin debit interest rate of 8.25% per annum on debit balances in equities brokerage customer accounts.

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

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Securities borrowed from broker-dealers	$26,940,200	$33,275,834
Fees and commissions receivable from clearing agents and other	2,860,793	1,590,991

	$29,800,993	$34,866,825

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

As of June 30, 2007 and December 31, 2006, TradeStation Securities serviced its institutional equities accounts through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were introduced to Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of June 30, 2007, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At June 30, 2007 and December 31, 2006, payables to customers totaled $525.2 million and $516.4 million, respectively. These funds are the principal source of funding for margin lending. At June 30, 2007 and December 31, 2006, TradeStation Securities was paying interest at the rate of 1.25% per annum on cash balances in excess of $10,000 in equities brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At June 30, 2007, TradeStation Securities had net capital of approximately $65.2 million (49.0% of aggregate debit items), which was approximately $62.5 million in excess of its required net capital of approximately $2.7 million. At December 31, 2006, TradeStation Securities had net capital of approximately $56.1 million (47.4% of aggregate debit items), which was approximately $53.7 million in excess of its required net capital of approximately $2.4 million.

(10) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of June 30, 2007, the Company had $1.4 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease. In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including two data centers) with expirations ranging from August 2007 to February 2011.

Future minimum lease payments as of June 30, 2007 under all operating leases are as follows:

2007	$1,770,376
2008	2,668,799
2009	2,259,330
2010	2,302,500
2011	2,144,635
Thereafter	1,420,814

$12,566,454

During the three months ended June 30, 2007 and 2006, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.1 million and $858,000, respectively. During the six months ended June 30, 2007 and 2006, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $2.1 million and $1.7 million, respectively.

Purchase Obligations

As of June 30, 2007, the Company had various purchase obligations through August 2012 totaling approximately $7.5 million as follows: approximately $2.3 million, $2.7 million, $1.6 million, $601,000, $150,000 and $100,000 during the remainder of 2007, 2008, 2009, 2010, 2011 and thereafter, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

There is a lawsuit brought by family limited partnerships controlled by a former principal owner and another former shareholder of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) pending against the Company, certain of its directors and executive officers and certain family partnerships owned by the Company’s two former Co-Chief Executive Officers. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Marc Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and Mr. zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, rescission and negligent misrepresentation. The plaintiffs seek rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees. The discovery phase of this case is expected to be completed by September and trial has been scheduled for January 2008. The Company continues to believe all of the claims in this case are baseless; however, no assurances can be given that a judge or jury will agree with the Company’s assessment.

On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its then executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On May 4, 2007, a directed verdict in favor of all defendants was entered with respect to all claims other than the ones under the Florida Securities and Investor Protection Act, and on May 7, 2007 a jury verdict in favor of all defendants was awarded with respect to those claims. The plaintiff has filed a notice of appeal.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters which are currently pending relating to NASD OATS reporting and short interest reporting, and three pending NASD arbitrations, incidental to, and part of the ordinary course of, its business. The NASD regulatory matters could ultimately result in censures, sanctions, fines and other negative consequences. During the second quarter of 2007, the Company increased its reserve for the NASD OATS matter by $450,000, to $550,000 as of June 30, 2007.

While no assurances can be given, the Company does not believe that the ultimate outcome of any of the above legal matters or claims will result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon the Company’s assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company’s business. The Company reviewed this insurance with insurance agents during the fourth quarter of 2006 and the Company’s view remains unchanged.

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

TradeStation Securities provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to satisfy shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes that the possibility of the Company being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

(11) INCOME TAXES

During the three and six months ended June 30, 2007, the Company recorded an income tax provision of $4.8 million and $9.8 million, respectively, based upon its current estimated annual effective income tax rate of approximately 38%. During the three and six months ended June 30, 2006, the Company recorded an income tax provision of $5.0 million and $9.5 million, respectively, based upon its then estimated annual effective income tax rate of approximately 39%. The decrease in the Company’s estimated annual effective income tax rate is primarily due to the impact of increased investment in federal tax free instruments.

As of June 30, 2007, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.0 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

The Company adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of January 1, 2007, the Company had a liability for unrecognized tax benefits of $560,000, which was increased to $638,000 during the six months ended June 30, 2007. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

The Company is currently subject to income taxes in the U.S. federal jurisdiction, three states, and since November 2005, in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal tax examinations prior to 2005, and state and local tax examinations by tax authorities for the years before 2003.

In June 2007, a letter from the Internal Revenue Service was received notifying the Company that the audit of its federal income tax return for the year ended December 31, 2004 had been completed with no adjustments and no change to the amount of income tax due.

Any interest and penalties, if incurred in connection with any income tax examination, would be recognized as components of income tax expense.

(12) SEGMENT AND RELATED INFORMATION

For the three and six months ended June 30, 2007 and 2006, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment primarily represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Brokerage services
Revenues, excluding interest	$22,838,084	$20,086,049	$45,220,467	$38,807,637
Interest income	11,797,601	10,771,044	23,406,582	19,961,722
Interest expense	(1,223,225)	(1,119,148)	(2,417,011)	(2,217,958)

	33,412,460	29,737,945	66,210,038	56,551,401
Software products and services
Revenues, excluding interest	10,940,849	9,218,518	21,700,036	17,746,953
Interest income	353,727	390,981	710,473	704,144

	11,294,576	9,609,499	22,410,509	18,451,097
Elimination of intercompany charges to brokerage services segment	(8,913,340)	(6,896,625)	(17,496,228)	(13,167,000)

	$35,793,696	$32,450,819	$71,124,319	$61,835,498

Income before income taxes:
Brokerage services	$6,933,980	$7,977,476	$15,514,549	$15,677,141
Software products and services	6,033,408	4,623,980	10,651,067	8,383,417

	$12,967,388	$12,601,456	$26,165,616	$24,060,558

			As of June 30, 2007	As of December 31, 2006
Identifiable assets:
Brokerage services			$625,861,560	$601,187,727
Software products and services			39,792,414	47,899,686

			$665,653,974	$649,087,413

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

During the three months ended June 30, 2007, the Company used approximately $3.75 million to purchase 305,470 shares of its common stock at an average price of $12.27 per share. During the six months ended June 30, 2007, the Company used approximately $7.5 million to purchase 599,225 shares of its common stock at an average price of $12.51 per share. Since commencement of this stock buy back plan on November 13, 2006, through June 30, 2007, the Company has used approximately $9.5 million to purchase 738,625 shares of its common stock at an average price of $12.86 per share. All shares purchased have been retired. See Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in Part II – OTHER INFORMATION of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained herein and with the issues, uncertainties and risk factors related to our business and industry described in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006 and ITEM 1A. RISK FACTORS of PART II of this report. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

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

As of June 30, 2007, TradeStation Securities had 34,088 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 2,586 accounts, or 8%, when compared to 31,502 accounts as of December 31, 2006, and a net increase of 5,406 accounts, or 19%, when compared to 28,682 accounts as of June 30, 2006. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days.

During the three and six months ended June 30, 2007, TradeStation Securities’ brokerage customer account base averaged 71,117 and 70,659 daily average revenue trades (often called “DARTs”), an increase of 14% and 16%, respectively, when compared to 62,461 and 60,773 DARTs, respectively, during the three and six months ended June 30, 2006. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Daily average revenue trades (DARTs)	71,117	62,461	14	70,659	60,773	16

Self-clearing Client Balances
Average client credit balances (millions)	$544	$529	3	$540	$527	2
Average client margin balances (millions)	$76	$79	(4)	$74	$74	0

Client Trading Activity – Per Account
Annualized trades	534	567	(6)	545	574	(5)
Annualized average net revenue per account	$3,985	$4,300	(7)	$4,117	4,300	(4)

	As of June 30
	2007	2006	% Change
Client Account Information
Total brokerage accounts	34,088	28,682	19
Average assets per account – equities	$76,000	$82,500	(8)
Average assets per account – futures	$20,000	$16,800	19

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

Our United Kingdom subsidiary, TradeStation Europe, is authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may now solicit and introduce U.K. clients who are active, experienced traders to its U.S. affiliate for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its European “passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Union. As of June 30, 2007, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not material to the consolidated financial statements of the Company.

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

Results of Operations

For the three and six months ended June 30, 2007 and 2006, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce the majority of our revenues for the foreseeable future. For the three and six months ended June 30, 2007, the brokerage services segment accounted for approximately 93% of our total consolidated net revenues, as compared to approximately 91% for the three and six months ended June 30, 2006. Given the size of those percentages, other than our discussion and table in Note 12 – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$22,719	$20,008	$2,711	14	$45,007	$38,640	$6,367	16
Interest income	12,151	11,162	989	9	24,117	20,666	3,451	17
Brokerage interest expense	1,223	1,119	104	9	2,417	2,218	199	9

Net interest income	10,928	10,043	885	9	21,700	18,448	3,252	18
Subscriptions and other	2,147	2,400	(253)	(11)	4,417	4,747	(330)	(7)

Net revenues	35,794	32,451	3,343	10	71,124	61,835	9,289	15

Expenses:
Employee compensation and benefits	8,771	7,230	1,541	21	17,222	14,197	3,025	21
Clearing and execution	7,535	6,856	679	10	14,658	12,684	1,974	16
Data centers and communications	1,480	1,618	(138)	(9)	3,154	3,149	5	0
Advertising	1,569	1,102	467	42	2,655	2,058	597	29
Professional services	204	678	(474)	(70)	1,363	1,437	(74)	(5)
Occupancy and equipment	689	634	55	9	1,386	1,256	130	10
Depreciation and amortization	1,008	565	443	78	2,006	1,048	958	91
Other	1,570	1,166	404	35	2,515	1,946	569	29

Total expenses	22,826	19,849	2,977	15	44,959	37,775	7,184	19

Income before income taxes	12,968	12,602	366	3	26,165	24,060	2,105	9
Income tax provision	4,835	4,958	(123)	(2)	9,837	9,465	372	4

Net income	$8,133	$7,644	$489	6	$16,328	$14,595	$1,733	12

Three Months Ended June 30, 2007 and 2006

Net revenues were $35.8 million for the three months ended June 30, 2007, as compared to $32.5 million for the three months ended June 30, 2006, an increase of $3.3 million, or 10%. The primary reasons for this growth were increased brokerage commissions and fees of approximately $2.7 million, or 14%, as a result of higher trade volume related mostly to growing our brokerage account base, and increased net interest income of $885,000, or 9%, as a result of higher interest rates and higher aggregate cash balances, partially offset by a reduction in subscription fees and other revenue.

Income before income taxes was $13.0 million (36% of net revenues) for the three months ended June 30, 2007, as compared to $12.6 million (39% of net revenues) for the three months ended June 30, 2006, an increase of $366,000, or 3%. Our $366,000 increase in income before income taxes was due primarily to our increased brokerage commissions and fees of $2.7 million and our increased net interest income of $885,000, partially offset by increased employee compensation and benefits of $1.5 million, increased clearing and execution costs of $679,000 and, to a lesser extent, increases in advertising, depreciation and amortization and other expenses.

During the three months ended June 30, 2007, we recorded an income tax provision of $4.8 million based upon our current estimated annual effective income tax rate of approximately 38%. During the three months ended June 30, 2006, we recorded an income tax provision of $5.0 million based upon our then-estimated annual effective income tax rate of approximately 39%. The decrease in our estimated annual effective income tax rate is due primarily to the impact of increased investment in federal tax free instruments, which offer lower interest rates than taxable instruments. See Income Taxes below.

Net income was approximately $8.1 million for the three months ended June 30, 2007, as compared to $7.6 million for the three months ended June 30, 2006, an increase of $489,000, or 6%, due primarily to our year-over-year increase in revenues, partially offset by our year-over-year increase in expenses.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended June 30, 2007, brokerage commissions and fees were approximately $22.7 million, as compared to $20.0 million for the three months ended June 30, 2006. This $2.7 million, or 14%, increase was due primarily to increased brokerage commissions of $1.8 million from higher trading volume related mostly to growing our brokerage customer account base and, to a lesser extent, payment for order flow for option equity trades (which began in the first quarter of 2007) and increased platform fees related to account growth (partially offset by our November 2006 marketing initiative which reduced materially the trading activity threshold that needed to be met to qualify for a waiver of the monthly platform fee). The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), beginning September 1, 2005 we launched a series of strategic marketing initiatives, the most recent as of November 1, 2006, which have reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. For the three months ended June 30, 2007, interest income was $12.2 million, as compared to $11.2 million for the three months ended June 30, 2006. This $989,000, or 9%, increase was due primarily to increased interest rates and account growth. During the first half of 2006, the federal funds target rate of interest was increased by 25 basis points four times, from 4.25% to 5.25% (where it remains as of

June 30, 2007 and through the date of the filing of this report). These increases resulted in increases in the amounts we earned on our clients’ cash account balances and the amounts we charged our clients for margin lending. During the three months ended June 30, 2007, the weighted average federal funds target rate of interest was 5.25%, an increase of 35 basis points, or 7%, as compared with the weighted average rate of 4.90% for the same period in 2006. Also, during the three months ended June 30, 2007, the weighted average interest rate from income-sharing revenue earned from our futures clients was 5.00%, an increase of 35 basis points, or 8%, as compared with the weighted average rate of 4.65% for the same period in 2006. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other Expenses below. For the three months ended June 30, 2007, brokerage interest expense was $1.2 million, as compared to $1.1 million for the three months ended June 30, 2006. This $104,000, or 9%, increase was due primarily to higher interest rates and account growth. During the three months ended June 30, 2007, the average annual credit interest rate paid to our equities customers on credit balances in excess of $10,000 was 1.25%, as compared to 1.13% during the three months ended June 30, 2006. As of June 30, 2007 and through the date of the filing of this report, our equities customers earned interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earned no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take full advantage of the features of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and commissions received from third parties whose customers use our legacy software products. For the three months ended June 30, 2007, subscription fees and other revenues were approximately $2.1 million, as compared to $2.4 million during the three months ended June 30, 2006. This $253,000, or 11%, decrease in subscription fees and other revenues was due primarily to a decrease in the number of subscribers, partially offset by a monthly price increase, effective May 1, 2006, of approximately $50 per subscription. The amount of subscription fees in the future will depend upon the number of subscription terminations each month and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions and bonuses, stock-based compensation, and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $8.8 million for the three months ended June 30, 2007, as compared to $7.2 million for the three months ended June 30, 2006, an increase of approximately $1.5 million, or 21%. This increase was due primarily to increases in wages paid to employees of $637,000, stock-based compensation of $302,000, recruitment and relocation costs of $264,000, sales commissions of $132,000, and employee benefits of $125,000. The increase in wages was due to increased headcount and annual merit increases. During the three months ended June 30, 2007, there was an average of 315 full-time equivalent employees, as compared to 279 full-time equivalent employees during the three months ended June 30, 2006. Employee compensation and benefits expenses are anticipated to increase during 2007 as a result of planned additions to employee headcount to support our business operations.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $7.5 million for the three months ended June 30, 2007, as compared to $6.9 million for the three months ended June 30, 2006, an increase of approximately $679,000, or 10%, as a result of higher trade volume by our customers that resulted from the growth of accounts. Clearing and execution costs as a percentage of brokerage commissions and fees decreased to 33% during the three months ended June 30, 2007, as compared to 34% during the three months ended June 30, 2006. This decrease in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to lower execution charges during 2007, partially offset by a change in mix (i.e., futures versus equities) to a higher percentage of lower margin trades.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs, power and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $1.5 million for the three months ended June 30, 2007, as compared to $1.6 million for the three months ended June 30, 2006, a decrease of $138,000, or 9%. This decrease is due primarily to decreased exchange fees of $557,000, partially offset by increased rack space, power and bandwidth charges at our server farms of $185,000, increased circuits to connect our server farms to data providers and electronic marketplaces of $163,000 and increased server maintenance and other telecommunication expenses of $71,000. We anticipate data centers and communications expenses to increase during future quarters due to the expansion of capacity recently made to our data server farms.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits and related postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended June 30, 2007 were $1.6 million, as compared to $1.1 million for the three months ended June 30, 2006, an increase of $467,000, or 42%, due primarily to increased media placement. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time as a result of the marketing leadership of our recently hired chief marketing officer, and the evolution of our sales force.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $204,000 for the three months ended June 30, 2007, as compared to $678,000 for the three months ended June 30, 2006, a decrease of $474,000, or 70%, due primarily to decreased legal fees. Based upon the May 7, 2007 jury verdict in favor of the Company and its directors and officers in a securities fraud litigation (the Andrew A. Allen case), we recognized approximately $723,000 of reimbursable legal fees and costs expensed prior to the second quarter of 2007, partially offset by legal fees and costs from other disputes and regulatory expenses. See Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $689,000 for the three months ended June 30, 2007, as compared to $634,000 for the three months ended June 30, 2006, an increase of $55,000, or 9%, due primarily to our Chicago office (which opened in June 2006) and an increase in facility operating expenses for our Plantation office.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment. Depreciation and amortization expenses were $1.0 million for the three months ended June 30, 2007, as compared to $565,000 for the three months ended June 30, 2006, an increase of $443,000 or 78%. This increase was due primarily to higher depreciation of fixed assets related to capital expenditures made in 2006 and, to a lesser extent, in the first six months of 2007. During the year ended 2006, we had capital expenditures of $8.1 million, the majority of which were made in the third and fourth quarters of 2006. During the first six months of 2007, we had capital expenditures of $1.3 million. The capital expenditures in both periods related mainly to the purchase of computer hardware to support the growth of our data server farms and, to a lesser extent (in 2006), fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. Depreciation expense will continue to increase based upon the level of capital expenditures we deem necessary to support the growth of our business and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.6 million for the three months ended June 30, 2007, as compared to $1.2 million for the three months ended June 30, 2006, an increase of $404,000, or 35%. This increase was due primarily to a $450,000 increase in a reserve for a regulatory matter made during the second quarter of 2007. See Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

Six Months Ended June 30, 2007 and 2006

Net revenues were $71.1 million for the six months ended June 30, 2007, as compared to $61.8 million for the six months ended June 30, 2006, an increase of $9.3 million, or 15%. The primary reasons for this growth were increased brokerage commissions and fees of approximately $6.4 million, or 16%, as a result of higher trade volume related mostly to growing our brokerage account base, and increased net interest income of $3.3 million, or 18%, as a result of higher interest rates and higher aggregate cash balances, partially offset by a reduction in subscription fees and other revenue.

Income before income taxes was $26.2 million (37% of net revenues) for the six months ended June 30, 2007, as compared to $24.1 million (39% of net revenues) for the six months ended June 30, 2006, an increase of $2.1 million, or 9%. Our $2.1 million increase in income before income taxes was due primarily to our increased brokerage commissions and fees of $6.4 million and our increased net interest income of $3.3 million, partially offset by increased employee compensation and benefits of $3.0 million, increased clearing and execution costs of $2.0 million and, to a lesser extent, increases in depreciation and amortization, advertising and other expenses.

During the six months ended June 30, 2007, we recorded an income tax provision of $9.8 million based upon our current estimated annual effective income tax rate of approximately 38%. During the six months ended June 30, 2006, we recorded an income tax provision of $9.5 million based upon our then-estimated annual effective income tax rate of approximately 39%. The decrease in our estimated annual effective income tax rate is due primarily to the impact of increased investment in federal tax free instruments, which offer lower interest rates than taxable instruments. See Income Taxes below.

Net income was approximately $16.3 million for the six months ended June 30, 2007, as compared to $14.6 million for the six months ended June 30, 2006, an increase of $1.7 million, or 12%, due primarily to our year-over-year increase in revenues, partially offset by our year-over-year increase in expenses.

Revenues

Brokerage Commissions and Fees – For the six months ended June 30, 2007, brokerage commissions and fees were approximately $45.0 million, as compared to $38.6 million for the six months ended June 30, 2006. This $6.4 million, or 16%, increase was due to increased brokerage commissions of $4.8 million from higher trading volume related mostly to growing our brokerage customer account base and, to a lesser extent, payment for order flow for option equity trades (which began in the first quarter of 2007) and increased platform fees related to account growth (partially offset by our November 2006 marketing initiative which reduced materially the trading activity threshold that needed to be met to qualify for a waiver of the monthly platform fee). The industry has been experiencing price pressure and some of our competitors continue to reduce their online brokerage commissions and fees. We continuously review and assess our pricing – both commissions and platform fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), beginning September 1, 2005 we launched a series of strategic marketing initiatives, the most recent as of November 1, 2006, which have reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee.

Interest Income – For the six months ended June 30, 2007, interest income was $24.1 million, as compared to approximately $20.7 million for the six months ended June 30, 2006. This $3.5 million, or 17%, increase was due primarily to increased interest rates and account growth. During the first half of 2006, the federal funds target rate of interest was increased by 25 basis points four times, from 4.25% to 5.25% (where it remains as of June 30, 2007 and through the date of the filing of this report). These increases resulted in increases in the amounts we earned on our clients’ cash account balances and the amounts we charged our clients for margin lending. During the six months ended June 30, 2007, the weighted average federal funds target rate of interest was 5.25%, an increase of 13% as compared with the weighted average rate of 4.66% for the same period in 2006. Also, during the six months ended June 30, 2007, the weighted average interest rate from income-sharing revenue earned from our futures clients was approximately 5.00%, an increase of approximately 13% as compared with the weighted average rate of 4.41% for the same period in 2006. Interest income for future periods may be materially affected by further increases, “no actions” or decreases regarding the federal funds target rate and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit rates to our customers.

Brokerage Interest Expense – For the six months ended June 30, 2007, brokerage interest expense was $2.4 million, as compared to $2.2 million for the six months ended June 30, 2006. This $199,000, or 9%, increase was due primarily to increased interest rates and account growth. During the six months ended June 30, 2007, the average annual credit interest rate paid to our equities customers on credit balances in excess of $10,000, increased 11% to approximately 1.25%, as compared to approximately 1.13% during the six months ended June 30, 2006. As of June 30, 2007 and through the date of this report, our equities customers earned interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earned no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues were approximately $4.4 million during the six months ended June 30, 2007, as compared to $4.7 million during the six months ended June 30, 2006, a decrease of approximately $330,000, or 7%, due primarily to a decrease in subscription fees of $201,000 and decrease in royalties, commissions and other revenue of $129,000. The decrease in subscription fees was due primarily to a decrease in the number of subscribers, partially offset by a monthly price increase, effective May 1, 2006, of approximately $50 per subscription. The amount of subscription fees in the future will depend upon the number of subscription terminations each month and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $17.2 million for the six months ended June 30, 2007 as compared to $14.2 million for the six months ended June 30, 2006, an increase of $3.0 million, or 21%. This increase was due primarily to increases in wages paid to employees of $1.3 million, stock-based compensation of $571,000, sales commissions of $434,000, recruitment and relocation costs of $254,000, employee benefits of $227,000, and payroll taxes of $106,000. This increase in wages was due to annual merit increases and increased headcount. During the six months ended June 30, 2007, there was an average of 307 full-time equivalent employees, as compared to 274 full-time equivalent employees during the six months ended June 30, 2006. Employee compensation and benefits expenses are anticipated to increase during 2007 as a result of planned additions to employee headcount to support our business operations.

Clearing and Execution – Clearing and execution expenses were approximately $14.7 million for the six months ended June 30, 2007, as compared to $12.7 million for the six months ended June 30, 2006, an increase of approximately $2.0 million, or 16%, as a result of higher trade volume by our customers that resulted from the growth of accounts. Clearing and execution costs as a percentage of brokerage commissions and fees were 33% during both the six months ended June 30, 2006 and 2007.

Data Centers and Communications – Data centers and communications expenses were approximately $3.2 million for the six months ended June 30, 2007, as compared to $3.1 million for the six months ended June 30, 2006, an actual increase of only approximately $5,000. Increases in circuits to connect our server farms to data providers and electronic marketplaces of $323,000, increases in rack space, power and bandwidth charges at our server farms of $291,000, and increases in server maintenance and other telecommunication expenses of $148,000 were substantially offset by decreases in exchange fees of $757,000. We anticipate data centers and communications expenses to increase during future quarters due to the expansion of capacity recently made to our data server farms.

Advertising – Advertising expenses for the six months ended June 30, 2007 were $2.7 million, as compared to $2.1 million for the six months ended June 30, 2006, an increase of $597,000, or 29%, due primarily to increased media placement. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time as a result of the marketing leadership of our recently hired chief marketing officer, and the evolution of our sales force.

Professional Services – Professional services expenses were approximately $1.4 million for both the six months ended June 30, 2007 and 2006. Based upon the May 7, 2007 jury verdict in favor of the Company and its directors and officers in a securities fraud litigation (the Andrew A. Allen case), we recognized approximately $443,000 of reimbursable legal fees and costs expensed prior to 2007, partially offset by increased legal fees and costs from other disputes and regulatory expenses. See Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

Occupancy and Equipment – Occupancy and equipment expenses were $1.4 million for the six months ended June 30, 2007, as compared to $1.3 million for the six months ended June 30, 2006, an increase of $130,000, or 10%, due primarily to our Chicago office (which opened in June 2006) and an increase in facility operating expenses for our Plantation office.

Depreciation and Amortization – Depreciation and amortization expenses were $2.0 million for the six months ended June 30, 2007, as compared to $1.0 million for the six months ended June 30, 2006, an increase of $958,000, or 91%. This increase was due primarily to higher depreciation of fixed assets related to capital expenditures made in 2006 and, to a lesser extent, in the first six months of 2007. During the year ended 2006, we had capital expenditures of $8.1 million, the majority of which were made in the third and fourth quarters of 2006. During the first six months of 2007, we had capital expenditures of $1.3 million. The capital expenditures in both periods related mainly to the purchase of computer hardware to support the growth of our data server farms and, to a lesser extent (in 2006), fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. Depreciation expense will continue to increase based upon the level of capital expenditures we deem necessary to support the growth of our business and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses were $2.5 million for the six months ended June 30, 2007, as compared to $1.9 million for the six months ended June 30, 2006, an increase of $569,000, or 29%. This increase was due primarily to a $450,000 increase in a reserve for a regulatory matter made during the second quarter of 2007 (see Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims), increases in software maintenance of $152,000 and customer debits and errors of $124,000, and partially offset by our decision to retain and cancel approximately $120,000 potentially owed to a third party pursuant to our contractual rights against that third party. The increase in customer debits and errors was due primarily to the 2006 first quarter collection of $200,000 of a receivable from a brokerage customer, previously considered uncollectible and fully reserved, partially offset by other decreases in customer debits and errors during 2007 as compared to 2006.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. For information regarding the risks related to the variability of quarterly results, see ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006 and ITEM IA. RISK FACTORS of PART II of this report.

Income Taxes

During the three and six months ended June 30, 2007, we recorded an income tax provision of $4.8 million and $9.8 million, respectively, based upon our current estimated annual effective income tax rate of approximately 38%. During the three and six months ended June 30, 2006, we recorded an income tax provision of $5.0 million and $9.5 million, respectively, based upon our then estimated annual effective income tax rate of approximately 39%. The decrease in our estimated annual effective income tax rate is primarily due to the impact of increased investment in federal tax free instruments.

As of June 30, 2007, for financial reporting purposes, we estimate that we have available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.0 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

We adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2007, we received a letter from the Internal Revenue Service notifying us that the audit of our federal income tax return for the year ended December 31, 2004 had been completed with no adjustments and no change to the amount of income tax due.

See Note 11 – INCOME TAXES for additional discussion of income taxes.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of approximately $79.8 million, of which $1.4 million was restricted in support of a facility lease. On July 2, 2007, as a result of TradeStation Securities’ June 30, 2007 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $3.2 million was transferred from cash segregated in compliance with federal regulations to cash and cash equivalents. We had marketable securities of approximately $9.3 million at June 30, 2007, the majority of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent.

As of June 30, 2007, TradeStation Securities had: $413.4 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $95.4 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $29.8 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $525.2 million at June 30, 2007. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At June 30, 2007, TradeStation Securities had net capital of approximately $65.2 million (49.0% of aggregate debit items), which was approximately $62.5 million in excess of its required net capital of approximately $2.7 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of June 30, 2007, we had interest-bearing security deposits and short-term treasury bills totaling $20.3 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of June 30, 2007, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (related to back-office systems, telecommunications services and advertising) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Operating lease obligations	$12,566,454	$1,770,376	$4,928,129	$4,447,135	$1,420,814
Purchase obligations	7,464,178	2,287,479	4,325,289	751,410	100,000

Total	$20,030,632	$4,057,855	$9,253,418	$5,198,545	$1,520,814

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of approximately $2.1 million for the remainder of 2007. These capital expenditures are primarily to support the growth of our data server farms and back-office systems to support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1.25 million of Company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase Company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended June 30, 2007, we used approximately $3.75 million to purchase 305,470 shares of our common stock at an average price of $12.27 per share. For the six months ended June 30, 2007, we used approximately $7.5 million to purchase 599,225 shares of our common stock at an average price of $12.51 per share. All shares purchased have been retired. See Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in Part II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $12.8 million during the six months ended June 30, 2007, as compared to net cash provided by operating activities of $5.1 million during the six months ended June 30, 2006. Net cash provided by operating activities during the six months ended June 30, 2007 of $12.8 million was due primarily to net income and adjustments for non-cash items, partially offset by timing differences related to a net increase in net brokerage customer assets and liabilities including timing differences related to funding cash segregated in compliance with federal regulations ($3.2 million transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on July 2, 2007, as opposed to $7.6 million transferred to cash and cash equivalents from cash segregated in compliance with federal regulations on January 3, 2007), increase in other assets, and a decrease in accrued expenses and accounts payable. Net cash provided by operating activities during the six months ended June 30, 2006 of $5.1 million was due primarily to net income and adjustments for non-cash items, partially offset by timing differences related to an increase in net brokerage customer assets and liabilities, including timing differences related to funding cash segregated in compliance with federal regulations, and, to a lesser extent, increases in deposits with clearing organizations and clearing agents and increases in other assets.

Investing activities used cash of $1.3 million and $2.8 million during the six months ended June 30, 2007 and 2006, respectively. Investing activities in both years were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms).

Financing activities used cash of $6.2 million during the six months ended June 30, 2007 and provided cash of $3.8 million during the six months ended June 30, 2006. Net cash used in financing activities during the six months ended June 30, 2007 of $6.2 million was due primarily to $7.5 million used for the repurchase of Company shares, partially offset by $798,000 of proceeds from the issuance of common stock from the exercise of stock options (and, to a lesser extent, common stock issued at a discount under the Company’s employee stock purchase plan), and $468,000 of excess tax benefits from the exercise of stock options under our incentive stock plans. Net cash provided by financing activities during the six months ended June 30, 2006 of $3.8 million was due primarily to $1.9 million of proceeds from the issuance of common stock from the exercise of stock options (and, to a lesser extent, common stock issued at a discount under the Company’s employee stock purchase plan), and $1.9 million of excess tax benefits from the exercise of stock options under our incentive stock plans.

Recently Issued Accounting Standards

We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial position, results of operations or cash flows. See Note 11 – INCOME TAXES for additional discussion of income taxes.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not yet determined what impact, if any, the adoption of SFAS No. 159, effective January 1, 2008, will have on our consolidated financial position, results of operations or cash flows.

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

TradeStation Securities provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members would be required to satisfy shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes that the possibility of the Company being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $413.4 million at June 30, 2007. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $525.2 million at June 30, 2007, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. We estimate that, based upon our brokerage customer balances at June 30, 2007, for each basis point increase or decrease in interest rates retained by us, there is an annual impact of approximately $45,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of June 30, 2007, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted of federal tax exempt variable rate demand note securities, and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. We estimate that, based upon the balances of our cash and cash equivalents, marketable securities and security deposits as of June 30, 2007, each basis point increase or decrease in interest rates results in an annual impact of approximately $7,000 to our net income.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 that, with respect to the lawsuit brought by Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen, a former principal owner of onlinetradinginc.com corp., the predecessor of TradeStation Securities) against the Company and three of its then executive officers, on May 4, 2007 a directed verdict in favor of all defendants was entered with respect to all claims other than the ones under the Florida Securities and Investor Protection Act, and, on May 7, 2007, a jury verdict in favor of all defendants was awarded with respect to those claims. The plaintiff has filed a notice of appeal. While no assurances can be given, we do not believe that the ultimate outcome of this appeal will result in a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Subject to the recent development in the Allen litigation described directly above, and the two items discussed below, there have been no material changes in risk factors during the second quarter of 2007 from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in Part I of this report and the two items discussed below, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K. The following are updates to the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2006 due to recent events or conditions:

Attrition of Customer Accounts and Failure to Increase the Rate of Growth of Gross New Account Additions Could Materially Adversely Affect Our Operating Results.

Beginning in 2006, as a result (we believe) of strategic marketing initiatives in the form of price reductions implemented near the end of 2005, we increased substantially our rate of quarterly gross customer account additions, which was accompanied by an increase in quarterly account attrition. However, while we have generally maintained the rate of growth of our quarterly gross account additions throughout 2006 and 2007, our account attrition has continuously increased over the last several quarters. If this were to continue, we would experience sequential decreases of net new customer accounts in future periods. We have implemented and are continuing to implement both marketing and sales, and customer service and retention plans and programs which are designed to maintain or increase gross account additions and reduce attrition. If we are not able to maintain or increase the rate of quarterly gross customer account additions and reduce the rate of customer account attrition despite our continuing efforts to improve sales, marketing and customer service and retention methods and practices, our recurring revenues and results of operations will be adversely affected.

Our Systems and Our Customers’ Accounts May From Time to Time be Vulnerable to Security Risks that Could Disrupt Operations, Harm Our Reputation and Expose Us to Potential Liability.

Our online electronic trading platform includes security features that are intended to protect the privacy and integrity of customer accounts. Despite these security features, our systems and our customers’ accounts may from time to time be vulnerable to security risks such as break-ins and similar problems caused by third parties. We have recently experienced occurrences of unauthorized intrusion and criminal activity in customer accounts by persons who unlawfully access customer accounts and then place orders or other transactions in those accounts. Although we are taking measures to limit or prevent similar occurrences in the future, no assurance can be made that any such measures will be successful or that future occurrences will not result in substantial account losses that will ultimately be borne by us. Such intrusions and other disruptions could also disrupt our operations, harm our reputation and subject us to potential liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended June 30, 2007, we issued to four nonemployee directors options to purchase an aggregate of 28,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $12.09 per share, which was the closing price of our stock on the date the options were granted. All of the options were granted under our Nonemployee Director Stock Option Plan, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

In July 2007, we issued to one executive officer options to purchase an aggregate of 35,000 shares of common stock and 9,868 restricted shares of common stock in conjunction with his hiring. The options vest ratably in annual increments over a five-year period and are exercisable at $11.40 per share, the closing price of our common stock on the date the options were granted. The restricted shares, which had a fair market value of approximately $112,500 on the grant date, vest ratably in annual increments over a five-year period. Both the stock options and the restricted shares were granted as awards under the Company’s incentive stock plan and include 100% acceleration upon death, disability and change in control. We also, in July 2007, issued 83,563 restricted shares of common stock to six employees (including four executive officers). The restricted shares, which had a fair market value of approximately $900,000 on the grant date, were granted as awards under the Company’s incentive stock plan and vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary, with 100% acceleration upon retirement, death, disability and change in control of the Company. In all cases, if employment terminates prior to full vesting, the unvested shares will automatically be forfeited and the Company will reacquire the unvested shares for no consideration.

All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. All of the foregoing restricted shares were issued pursuant to our effective registration statement on Form S-8.

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

The following table sets forth information on our common stock buy-back program for the quarter ended June 30, 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
April 2007	95,800	$13.04	528,955	$53,000,000
May 2007	105,225	11.88	634,180	51,750,000
June 2007	104,445	11.97	738,625	50,500,000

Total	305,470	12.27

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Meeting

On June 1, 2007, TradeStation Group held its 2007 Annual Meeting of Shareholders (the “Annual Meeting”).

(b) Election of Board of Directors

At the Annual Meeting, an election was held for the Board of Directors of TradeStation Group. All seven nominees to the Board of Directors were elected (all of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

	For Election		Abstentions
Nominee for Director	Number	Percentage	Number	Percentage
Ralph L. Cruz	38,885,488	94.8%	2,119,146	5.2%
William R. Cruz	39,958,539	97.4%	1,046,095	2.6%
Denise Dickins	40,455,821	98.7%	548,813	1.3%
Michael W. Fipps	38,864,745	94.8%	2,139,889	5.2%
Stephen C. Richards	40,432,546	98.6%	572,088	1.4%
Salomon Sredni	39,959,447	97.5%	1,045,187	2.5%
Charles F. Wright	40,449,946	98.6%	554,688	1.4%

(c) Other Voting Matters

At the Annual Meeting, a proposal was submitted to the shareholders to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for TradeStation Group for the fiscal year ending December 31, 2007. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention
40,921,916	45,629	37,089
99.8%	0.1%	0.1%

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

August 3, 2007	/s/ Mark Glassman
Date	Mark Glassman
Chief Accounting Officer and Corporate Controller
(Signing both in his capacity as duly authorized officer and as Principal Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.