Form 10-Q
period 2007-09-30
TRADESTATION GROUP INC
filed 2007-11-07
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The registrant had 44,154,190 shares of common stock, $.01 par value, outstanding as of November 2, 2007.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Cash and cash equivalents, including restricted cash of $1,194,641 at September 30, 2007 and $1,433,569 at December 31, 2006	$82,966,489	$74,539,256
Cash segregated in compliance with federal regulations	450,853,880	417,501,417
Marketable securities	9,022,297	9,322,297
Receivables from brokers, dealers, clearing organizations and clearing agents	28,573,623	34,866,825
Receivables from brokerage customers	90,368,401	77,021,893
Property and equipment, net	7,510,346	8,734,890
Deferred income taxes, net	2,465,324	1,970,047
Deposits with clearing organizations	22,333,936	20,180,361
Other assets	5,793,485	4,950,427

Total assets	$699,887,781	$649,087,413

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Payables to brokers, dealers and clearing organizations	$592,409	$4,444,956
Payables to brokerage customers	551,685,246	516,355,890
Accounts payable	2,762,821	2,846,669
Accrued expenses	8,154,135	7,235,023

Total liabilities	563,194,611	530,882,538

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 43,992,170 and 44,680,397 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	439,922	446,804
Additional paid-in capital	64,631,804	72,188,245
Retained earnings	71,621,444	45,569,826

Total shareholders’ equity	136,693,170	118,204,875

Total liabilities and shareholders’ equity	$699,887,781	$649,087,413

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Brokerage commissions and fees	$27,333,980	$19,215,783	$72,340,638	$57,856,073

Interest income	12,094,616	11,655,041	36,211,671	32,320,907
Brokerage interest expense	1,301,379	1,202,442	3,718,390	3,420,400

Net interest income	10,793,237	10,452,599	32,493,281	28,900,507

Subscription fees and other	2,133,699	2,547,636	6,551,316	7,294,936

Net revenues	40,260,916	32,216,018	111,385,235	94,051,516

EXPENSES:
Employee compensation and benefits	8,652,294	7,544,662	25,874,343	21,741,925
Clearing and execution	9,111,644	6,425,480	23,769,549	19,109,600
Data centers and communications	2,213,286	1,626,680	5,367,096	4,775,860
Advertising	1,500,750	1,121,833	4,155,652	3,180,225
Professional services	867,388	842,725	2,230,385	2,279,433
Occupancy and equipment	699,866	646,987	2,085,563	1,902,681
Depreciation and amortization	991,211	674,867	2,997,787	1,722,460
Other	1,110,632	1,036,448	3,625,399	2,982,438

Total expenses	25,147,071	19,919,682	70,105,774	57,694,622

Income before income taxes	15,113,845	12,296,336	41,279,461	36,356,894

INCOME TAX PROVISION	5,390,439	4,460,194	15,227,843	13,925,305

Net income	$9,723,406	$7,836,142	$26,051,618	$22,431,589

EARNINGS PER SHARE:
Basic	$0.22	$0.18	$0.59	$0.50

Diluted	$0.22	$0.17	$0.57	$0.49

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,121,906	44,716,983	44,364,942	44,535,515

Diluted	44,949,865	45,993,658	45,360,890	45,944,210

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,051,618	$22,431,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,997,787	1,722,460
Stock-based compensation expense	2,032,100	1,177,575
Deferred income tax (benefit) provision	(495,277)	109,749
Loss from disposal of fixed assets	—	64,456
Recovery of credit losses	—	(225,588)
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(33,352,463)	(11,341,907)
Receivables from brokers, dealers, clearing organizations and clearing agents	6,293,202	(3,353,711)
Receivables from brokerage customers	(13,346,508)	(5,327,748)
Prepaid income taxes	—	(242,204)
Deposits with clearing organizations	(2,153,575)	(1,975,120)
Other assets	(843,058)	(1,809,846)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(3,852,547)	(608,316)
Payables to brokerage customers	35,329,356	3,728,233
Accounts payable	(83,848)	(274,218)
Accrued expenses	919,112	1,798,457

Net cash provided by operating activities	19,495,899	5,873,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,773,243)	(6,582,789)
Purchase of marketable securities	—	(9,300,000)
Proceeds from sale/maturity of marketable securities	300,000	—
Decrease in restricted cash	238,928	238,928
Investment in clearing organizations and exchanges	—	(41,497)

Net cash used in investing activities	(1,234,315)	(15,685,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(11,247,570)	—
Proceeds from issuance of common stock	1,034,813	2,322,786
Excess tax benefits from stock option exercises	617,334	2,280,497

Net cash (used in) provided by financing activities	(9,595,423)	4,603,283

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	73,399

NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS	8,666,161	(5,134,815)
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	73,105,687	73,429,345

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$81,771,848	$68,294,530

(continued)

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,709,733	$3,420,400

Cash paid for income taxes	$15,077,720	$12,358,407

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three and nine months ended September 30, 2007 and 2006 are unaudited)

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

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of September 30, 2007 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

Recently Issued Accounting Standards

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial statements. See Note 11 – INCOME TAXES for additional discussion of income taxes.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined what impact, if any, the adoption of SFAS No. 159, effective January 1, 2008, will have on its consolidated financial position, results of operations or cash flows.

(2) STOCK-BASED COMPENSATION

Stock Compensation

The Company records stock-based compensation expense for employee services based upon the grant-date fair value of those awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the market price of the stock, exercise price of an award, expected term of award, volatility of the stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee officer options and other employee options (both of which vest over a five-year period) and also for non-employee director options (which vest over a three-year period).

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Risk free interest rate	5%	5%	4 - 5%	4 - 5%
Volatility ranges	65%	60 - 70%	50 - 65%	60 - 75%
Weighted-average volatility	65%	70%	62%	73%
Weighted-average life (years)	6.0	3.8 - 5.8	5.5	3.8 - 5.8

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

During the three months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards in 2007 and common stock issued at a discount under the Company’s employee stock purchase plan), of $707,000 ($589,000 net of tax) and $423,000 ($401,000 net of tax), respectively.

During the nine months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards in 2007 and common stock issued at a discount under the Company’s employee stock purchase plan), of $2.0 million ($1.6 million net of tax) and $1.2 million ($1.0 million net of tax), respectively.

Stock Based Awards

During the three months ended September 30, 2007, the Company granted options to purchase an aggregate of 35,000 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $7.22 per share. The 35,000 shares of common stock were all granted to an executive officer in conjunction with his hiring, vest ratably in annual increments over a five-year period and are exercisable at a price of $11.40 per share (the closing price of the Company’s stock on the date the options were granted). The stock options granted to this executive officer were awarded under the Company’s incentive stock option plan and include 100% vesting acceleration upon retirement, death, disability and change in control. During the nine months ended September 30, 2007, the Company granted options to purchase an aggregate of 435,350 shares of common stock (including the 35,000 option shares granted to an executive officer during the three months ended September 30, 2007, as described above) with a weighted-average grant-date Black-Scholes fair value of $7.45 per share. Such options vest ratably in annual increments over a three to five-year period and are exercisable at prices ranging from $11.40 to $13.12 per share, which were the closing prices of the Company’s stock on the dates the options were granted. During the nine months ended September 30, 2006, the Company granted options to purchase an aggregate of 277,240 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $10.52 per share. The Company did not grant any options to purchase shares of common stock during the three months ended September 30, 2006. During the three and nine months ended September 30, 2007, 53,913 and 235,063 stock option shares were exercised under the Company’s incentive stock plan, respectively. During the three and nine months ended September 30, 2006, 119,884 and 589,980 stock option shares were exercised under the Company’s incentive stock plan, respectively.

During the three months ended September 30, 2007, the Company also issued 93,431 restricted shares of common stock to seven employees (including five executive officers). The restricted shares, which had a fair market value of approximately $1,012,500 on the grant date, were granted as awards under the Company’s incentive stock plan. Of these shares, 9,868 shares vest ratably in annual increments over a five-year period and include 100% vesting acceleration upon death, disability and change in control of the Company. The remaining 83,563 shares vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary and include 100% vesting acceleration upon retirement, death, disability and change in control of the Company. All 93,431 restricted shares contain a provision whereby, if employment terminates prior to full vesting, the unvested shares will automatically be forfeited and the Company will reacquire the unvested shares for no consideration.

In February 2007, the Company also issued 152,439 restricted shares of common stock to Salomon Sredni, the Company’s Chief Executive Officer, in connection with, and at the time of, his promotion to that position. The restricted shares, which had a fair market value of $2.0 million on the grant date, were granted as a stock award under the Company’s incentive stock plan and vest ratably in annual increments over a five-year period. If Mr. Sredni’s employment terminates prior to full vesting (other than by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested shares for no consideration. Vesting accelerates 100% automatically in the event of Mr. Sredni’s death or disability or a change in control of the Company.

No shares of common stock were issued under the Company’s employee stock purchase plan during the three months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006, the Company issued 10,775 and 8,874 shares of common stock under the Company’s employee stock purchase plan at prices of $9.91 and $10.77 per share, respectively.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three and nine months ended September 30, 2007 and 2006 are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding (basic)	44,121,906	44,716,983	44,364,942	44,535,515

Impact of dilutive share based compensation after applying the treasury stock method	827,959	1,276,675	995,948	1,408,695

Weighted average shares outstanding (diluted)	44,949,865	45,993,658	45,360,890	45,944,210

Presented below are stock options and restricted stock outstanding that were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	778,856	269,130	710,038	269,130
Restricted stock	9,868	—	3,289	—

	788,724	269,130	713,327	269,130

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$9,723,406	$7,836,142	$26,051,618	$22,431,589
Foreign currency translation	—	22,531	—	73,399

Comprehensive income	$9,723,406	$7,858,673	$26,051,618	$22,504,988

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $450.9 million and $417.5 million as of September 30, 2007 and December 31, 2006, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On October 1, 2007, cash segregated in compliance with federal regulations decreased by $9.3 million, from $450.9 million (the balance as of September 30, 2007) to $441.6 million. Conversely, cash and cash equivalents increased by $9.3 million on October 1, 2007. On January 3, 2007, cash segregated in compliance with federal regulations decreased by $7.6 million, from $417.5 million at December 31, 2006, to $409.9 million. Conversely, cash and cash equivalents increased by $7.6 million on January 3, 2007.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $90.4 million and $77.0 million at September 30, 2007 and December 31, 2006, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At September 30, 2007 and December 31, 2006, TradeStation Securities was charging a base margin debit interest rate of 8.25% per annum on debit balances in equities brokerage customer accounts.

“Margin” requirements determine the amount of equity required to be held in an account for the purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of the Financial Industry Regulatory Authority (FINRA), limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. By permitting customers to purchase and maintain securities positions on margin, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan to an amount that renders the margin loan unsecured. Under applicable securities laws and regulations, once a margin account has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain its equity in the account equal to at least 25% of the value of the securities in the account. However, TradeStation Securities’ current internal requirement is that the customer’s equity not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s equity to 35% of the value of the securities in the account (if not, TradeStation Securities will perform closing transactions to bring the customer account above the maintenance requirement). These requirements can be, and often are, raised as TradeStation Securities deems necessary for certain accounts, groups of accounts, securities or groups of securities. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities.

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Securities borrowed from broker-dealers	$26,772,200	$33,275,834
Fees and commissions receivable from clearing agents and other	1,801,423	1,590,991

	$28,573,623	$34,866,825

Securities borrowed transactions require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices.

See Note 10 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of September 30, 2007 and December 31, 2006, TradeStation Securities serviced its institutional equities accounts through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were introduced to Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of September 30, 2007, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At September 30, 2007 and December 31, 2006, payables to customers totaled $551.7 million and $516.4 million, respectively. These funds are the principal source of funding for margin lending. At September 30, 2007 and December 31, 2006, TradeStation Securities was paying interest at the rate of 1.25% per annum on cash balances in excess of $10,000 in equities brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At September 30, 2007, TradeStation Securities had net capital of approximately $72.2 million (58.0% of aggregate debit items), which was approximately $69.7 million in excess of its required net capital of approximately $2.5 million. At December 31, 2006, TradeStation Securities had net capital of approximately $56.1 million (47.4% of aggregate debit items), which was approximately $53.7 million in excess of its required net capital of approximately $2.4 million.

(10) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of September 30, 2007, the Company had $1.2 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease. In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including two data centers) with expirations ranging from October 2007 to July 2012.

Future minimum lease payments as of September 30, 2007 under all operating leases are as follows:

2007	$1,010,334
2008	2,805,439
2009	2,399,355
2010	2,445,920
2011	2,291,430
Thereafter	1,507,600

$12,460,078

During the three months ended September 30, 2007 and 2006, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.1 million and $997,000, respectively. During the nine months ended September 30, 2007 and 2006, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $3.2 million and $2.7 million, respectively.

Purchase Obligations

As of September 30, 2007, the Company had various purchase obligations through August 2012 totaling approximately $6.6 million as follows: approximately $1.3 million, $2.8 million, $1.6 million, $601,000, $150,000 and $100,000 during the remainder of 2007, 2008, 2009, 2010, 2011 and thereafter, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

There is a lawsuit brought by family limited partnerships controlled by a former principal owner and another former shareholder of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) pending against the Company, certain of its directors and executive officers and certain family partnerships owned by the Company’s two former Co-Chief Executive Officers. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William and Ralph Cruz, family partnerships owned and controlled by William and Ralph Cruz, Marc Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Tafazzoli’s claims relate to his family partnership’s sale, as of May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William and Ralph Cruz, and zum Tobel’s claims relate to his family partnership’s sale, as of May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations include violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, rescission and negligent misrepresentation. The plaintiffs seek rescission of the share purchases and/or compensatory damages, punitive damages and interest, costs and attorneys’ fees. The discovery phase of this case has been completed and trial has been scheduled for January 2008. The Company continues to believe all of the claims in this case are baseless; however, no assurances can be given that a judge or jury will agree with the Company’s assessment.

On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, as of November 26, 2002, purchased 1,000,000 shares of its common stock in a private transaction, filed a lawsuit against the Company and three of its then executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On May 4, 2007, a directed verdict in favor of all defendants was entered with respect to all claims other than the ones under the Florida Securities and Investor Protection Act, and on May 7, 2007 a jury verdict in favor of all defendants was awarded with respect to those claims. The plaintiff has filed an appeal.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including matters which are currently pending relating to FINRA OATS reporting and short interest reporting, and two pending FINRA arbitrations, incidental to, and part of the ordinary course of, its business. The FINRA regulatory matters could ultimately result in censures, sanctions, fines and other negative consequences. During the second quarter of 2007, the Company increased its reserve for the FINRA OATS matter by $450,000, to $550,000. Such reserve is included in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2007.

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

(11) INCOME TAXES

During the three and nine months ended September 30, 2007, the Company recorded an income tax provision of $5.4 million and $15.2 million, respectively, based upon its current estimated annual effective income tax rate of approximately 37%, partially offset by a positive tax benefit, in the 2007 third quarter, of $150,000 related to the final reconciliation of the Company’s 2006 federal and state income tax returns. During the three and nine months ended September 30, 2006, the Company recorded an income tax provision of $4.5 million and $13.9 million, respectively, based upon its then estimated annual effective income tax rate of approximately 39%, partially offset by a positive tax benefit, in the 2006 third quarter, of $310,000 related to the final reconciliation of the Company’s 2005 federal and state income tax return. The decrease in the Company’s estimated annual effective income tax rate is primarily due to the impact of increased investments in federal tax free instruments and a reduction in our Florida state income allocation.

As of September 30, 2007, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.0 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

The Company adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of January 1, 2007, the Company had a liability for unrecognized tax benefits of $560,000, which was increased to $638,000 during the nine months ended September 30, 2007. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

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

(12) SEGMENT AND RELATED INFORMATION

For the three and nine months ended September 30, 2007 and 2006, TradeStation Group operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Brokerage services
Revenues, excluding interest	$26,951,975	$19,275,480	$72,172,442	$58,083,117
Interest income	11,751,473	11,275,922	35,158,055	31,237,644
Interest expense	(1,301,379)	(1,202,442)	(3,718,390)	(3,420,400)

	37,402,069	29,348,960	103,612,107	85,900,361
Software products and services
Revenues, excluding interest	11,825,823	9,958,439	33,525,859	27,705,392
Interest income	343,143	379,119	1,053,616	1,083,263

	12,168,966	10,337,558	34,579,475	28,788,655
Elimination of intercompany charges to brokerage services segment	(9,310,119)	(7,470,500)	(26,806,347)	(20,637,500)

	$40,260,916	$32,216,018	$111,385,235	$94,051,516

Income before income taxes:
Brokerage services	$9,509,724	$7,402,492	$25,024,273	$23,079,633
Software products and services	5,604,121	4,893,844	16,255,188	13,277,261

	$15,113,845	$12,296,336	$41,279,461	$36,356,894

			As of September 30, 2007	As of December 31, 2006
Identifiable assets:
Brokerage services			$649,893,625	$601,187,727
Software products and services			49,994,156	47,899,686

			$699,887,781	$649,087,413

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

During the three months ended September 30, 2007, the Company used approximately $3.75 million to purchase 334,840 shares of its common stock at an average price of $11.20 per share. During the nine months ended September 30, 2007, the Company used approximately $11.2 million to purchase 934,065 shares of its common stock at an average price of $12.04 per share. Since commencement of this stock buy back plan on November 13, 2006, through September 30, 2007, the Company has used approximately $13.2 million to purchase 1,073,465 shares of its common stock at an average price of $12.34 per share.

All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained in this report and with the issues, uncertainties and risk factors related to our business and industry described in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006 and ITEM 1A. RISK FACTORS of PART II of this report. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

Overview and Recent Developments

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a registered broker-dealer and futures commission merchant, and is a member of FINRA, New York Stock Exchange (NYSE), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), Options Clearing Corporation (OCC), American Stock Exchange (AMEX), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), Chicago Stock Exchange (CHX), International Securities Exchange (ISE), NYSE ARCA, and Philadelphia Stock Exchange (PHLX). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

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

As of September 30, 2007, TradeStation Securities had 35,071 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 3,569 accounts, or 11%, when compared to 31,502 accounts as of December 31, 2006, and a net increase of 4,806 accounts, or 16%, when compared to 30,265 accounts as of September 30, 2006. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days.

During the three and nine months ended September 30, 2007, TradeStation Securities’ brokerage customer account base averaged 87,937 and 76,449 daily average revenue trades (often called “DARTs”), an increase of 50% and 27%, respectively, when compared to 58,457 and 60,001 DARTs, respectively, during the three and nine months ended September 30, 2006. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Daily average revenue trades (DARTs)	87,937	58,457	50	76,449	60,001	27

Self-clearing Client Balances
Average client credit balances (millions)	$549	$519	6	$543	$526	3
Average client margin balances (millions)	$85	$65	31	$78	$70	11

Client Trading Activity – Per Account
Annualized trades	640	500	28	576	550	5
Annualized average revenue per account	$4,356	$4,000	9	$4,183	4,200	(.4)

	As of September 30
	2007	2006	% Change
Client Account Information
Total brokerage accounts	35,071	30,265	16
Average assets per account – equities	$79,000	$81,000	(2)
Average assets per account – futures	$19,000	$17,500	9

We compute DARTs as follows: For equities and equity options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity options, we charge commissions based on share volume and number of contracts traded (and not by revenue trade used to calculate DARTs). For futures and forex, we charge commissions on a per contract basis (so each futures revenue trade included to calculate DARTs represents a round-turn commissionable contract traded, and each forex revenue trade included to calculate DARTs represents one forex deal). It should be noted that as we continue to acquire futures customers (who trade more frequently), and as we seek to accelerate our acquisition of higher-volume futures accounts (such as futures traders who may be attracted by our tiered commission pricing structure, which offers lower commissions to higher-volume traders) and institutional traders, the number of futures revenue trades included in DARTs on a per order basis will likely grow. Also, it should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity options, futures, forex – each has a different per unit revenue structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

Our United Kingdom subsidiary, TradeStation Europe, is authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. In February 2007, TradeStation Europe obtained its European “passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Union. As of September 30, 2007, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not material to the consolidated financial statements of the company.

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

Results of Operations

For the three and nine months ended September 30, 2007 and 2006, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. For the three and nine months ended September 30, 2007, the brokerage services segment accounted for approximately 93% of our total consolidated net revenues, as compared to approximately 91% for the three and nine months ended September 30, 2006. Given the size of those percentages, other than our discussion and table in Note 12 – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$27,334	$19,216	$8,118	42	$72,341	$57,856	$14,485	25
Interest income	12,094	11,655	439	4	36,211	32,321	3,890	12
Brokerage interest expense	1,301	1,202	99	8	3,718	3,420	298	9

Net interest income	10,793	10,453	340	3	32,493	28,901	3,592	12
Subscriptions and other	2,134	2,547	(413)	(16)	6,551	7,295	(744)	(10)

Net revenues	40,261	32,216	8,045	25	111,385	94,052	17,333	18

Expenses:
Employee compensation and benefits	8,652	7,545	1,107	15	25,874	21,742	4,132	19
Clearing and execution	9,112	6,425	2,687	42	23,770	19,110	4,660	24
Data centers and communications	2,213	1,627	586	36	5,367	4,776	591	12
Advertising	1,501	1,122	379	34	4,156	3,180	976	31
Professional services	867	843	24	3	2,230	2,279	(49)	(2)
Occupancy and equipment	700	647	53	8	2,086	1,903	183	10
Depreciation and amortization	991	675	316	47	2,998	1,723	1,275	74
Other	1,111	1,036	75	7	3,624	2,982	642	22

Total expenses	25,147	19,920	5,227	26	70,105	57,695	12,410	22

Income before income taxes	15,114	12,296	2,818	23	41,280	36,357	4,923	14
Income tax provision	5,390	4,460	930	21	15,228	13,925	1,303	9

Net income	$9,724	$7,836	$1,888	24	$26,052	$22,432	$3,620	16

Three Months Ended September 30, 2007 and 2006

Net revenues were $40.3 million for the three months ended September 30, 2007, as compared to $32.2 million for the three months ended September 30, 2006, an increase of $8.0 million, or 25%. The primary reasons for this growth were increased brokerage commissions and fees of approximately $8.1 million, or 42%, as a result of higher trade volume related mostly to growing our brokerage account base, increased net interest income of $340,000, or 3%, and higher market volatility in the 2007 third quarter, particularly August, which resulted in increased trading activity by our brokerage client base, partially offset by a reduction in subscription fees and other revenue.

Net income was approximately $9.7 million for the three months ended September 30, 2007, as compared to $7.8 million for the three months ended September 30, 2006, an increase of $1.9 million, or 24%, due primarily to our year-over-year increase in revenues, partially offset by our year-over-year increase in expenses.

Income before income taxes was $15.1 million (38% of net revenues) for the three months ended September 30, 2007, as compared to $12.3 million (38% of net revenues) for the three months ended September 30, 2006, an increase of $2.8 million, or 23%. Our $2.8 million increase in income before income taxes was due primarily to our increased brokerage commissions and fees of $8.1 million and our increased net interest income of $340,000, partially offset by increased employee compensation and benefits of $1.1 million, increased clearing and execution costs of $2.7 million and, to a lesser extent, increases in data centers and communications, advertising and depreciation and amortization.

During the three months ended September 30, 2007, we recorded an income tax provision of $5.4 million based upon our current estimated annual effective income tax rate of approximately 37%. During the three months ended September 30, 2006, we recorded an income tax provision of $4.5 million based upon our then-estimated annual effective income tax rate of approximately 39%. The decrease in our estimated annual effective income tax rate is due primarily to the impact of increased investments in federal tax free instruments, which offer lower interest rates than taxable instruments, and a reduction in our Florida state income allocation. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended September 30, 2007, brokerage commissions and fees were approximately $27.3 million, as compared to $19.2 million for the three months ended September 30, 2006. This $8.1 million, or 42%, increase was due primarily to increased brokerage commissions of $6.7 million from higher trading volume related mostly to growing our brokerage customer account base and higher market volatility during the 2007 third quarter and, to a lesser extent, revenues from order flow for option equity trades (which began in the first quarter of 2007) and a $569,000 reclassification to revenue of certain fees charged to customers which were previously recorded as an offset to expenses. The reclassification, as revenues, during the three months ended September 30, 2007, of certain fees charged to customers resulted from the company increasing its fees for certain exchange products in excess of the amount it was charged for such products by the vendors of those data service products. We continuously review and assess our pricing – which includes commissions, platform and other fees. Within the last year or so, some of our competitors have reduced their online brokerage commissions and fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), beginning September 1, 2005, we launched a series of strategic marketing initiatives, the most recent as of November 1, 2006, which have reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Similar or other fee reductions may be made in the future.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. For the three months ended September 30, 2007, interest income was $12.1 million, as compared to $11.7 million for the three months ended September 30, 2006. This $439,000, or 4%, increase was due primarily to account growth. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest and, for futures accounts, the federal funds target rate of interest. The federal funds daily effective rate of interest is tied to the federal funds target rate of interest and the direction the markets believe the target rate of interest will move in the future. Our weighted average interest rate will likely be substantially lower in the 2007 fourth quarter as compared to our weighted average interest rate for the 2007 third quarter. We estimate, based on the size and nature of our customer assets as of September 30, 2007, that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $55,000. On September 18, 2007, and on October 31, 2007, the federal funds target rate of interest decreased by 50 basis points and 25 basis points, respectively. Interest income for future periods may be materially affected by increases, “no actions” or decreases regarding the federal funds target rate of interest and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other Expenses below. For the three months ended September 30, 2007, brokerage interest expense was $1.3 million, as compared to $1.2 million for the three months ended September 30, 2006. This $99,000, or 8%, increase was due primarily to increased account growth. During the three months ended September 30, 2006 and 2007 (and through the date of the filing of this report), our equities customers earned interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earned no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in the federal funds target rate of interest or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take full advantage of the features of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and commissions received from third parties whose customers use our legacy software products. For the three months ended September 30, 2007, subscription fees and other revenues were approximately $2.1 million, as compared to $2.5 million during the three months ended September 30, 2006. This $413,000, or 16%, decrease in subscription fees and other revenues was due primarily to a decrease in the number of subscribers. The amount of subscription fees in the future will depend upon the number of subscription terminations each month and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions and bonuses, stock-based compensation, and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $8.7 million for the three months ended September 30, 2007, as compared to $7.5 million for the three months ended September 30, 2006, an increase of approximately $1.1 million, or 15%. This increase was due primarily to increases in wages paid to employees of $658,000, stock-based compensation of $284,000, sales commissions of $207,000 and employee benefits of $60,000. These increases were partially offset by a decrease in bonuses of $140,000. The increase in wages was due to increased headcount and annual merit increases. During the three months ended September 30, 2007, there was an average of 315 full-time equivalent employees, as compared to 287 full-time equivalent employees during the three months ended September 30, 2006. Employee compensation and benefits expenses are anticipated to increase during 2007 as a result of planned additions to employee headcount to support our business operations.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $9.1 million for the three months ended September 30, 2007, as compared to $6.4 million for the three months ended September 30, 2006, an increase of approximately $2.7 million, or 42%, as a result of higher trade volume by our customers that resulted from the growth of accounts and higher market volatility. Clearing and execution costs as a percentage of brokerage commissions and fees were 33% during both the three months ended September 30, 2006 and 2007.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs, power and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $2.2 million for the three months ended September 30, 2007, as compared to $1.6 million for the three months ended September 30, 2006, an increase of $586,000, or 36%. This increase was due primarily to a $569,000 reclassification to revenues of certain fees charged to customers which were previously recorded as an offset to this expense, increased circuits to connect our server farms to data providers and electronic marketplaces of $179,000 and increased co-location costs of $150,000, partially offset by decreased exchange fees of $249,000. The reclassification, as revenues, during the three months ended September 30, 2007, of certain fees charged to customers resulted from the company increasing its fees for certain exchange products in excess of the amount it was charged for such products by the vendors of those data service products. We anticipate data centers and communications expenses to increase during future quarters due to the expansion of capacity recently made to our data server farms and as we grow our customer base.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits and related postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended September 30, 2007 were $1.5 million, as compared to $1.1 million for the three months ended September 30, 2006, an increase of $379,000, or 34%, due primarily to increased media placement. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time as a result of the marketing leadership of our recently hired chief marketing officer, and the evolution of our sales force.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $867,000 for the three months ended September 30, 2007, as compared to $843,000 for the three months ended September 30, 2006, an increase of $24,000, or 3%, due primarily to increased fees for accounting and tax professionals and consultants, partially offset by decreased legal fees. During the fourth quarter of 2007 and first quarter of 2008, we expect legal costs to increase as a result of our ongoing litigation. See Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $700,000 for the three months ended September 30, 2007, as compared to $647,000 for the three months ended September 30, 2006, an increase of $53,000, or 8%, due primarily to an increase in facility operating expenses for our Plantation, Florida office.

Depreciation and Amortization – Depreciation and amortization expenses consist of depreciation on property and equipment. Depreciation and amortization expenses were $991,000 for the three months ended September 30, 2007, as compared to $675,000 for the three months ended September 30, 2006, an increase of $316,000 or 47%. This increase was due primarily to higher depreciation of fixed assets related to capital expenditures made in 2006 and, to a lesser extent, in the first nine months of 2007. During the year ended 2006, we had capital expenditures of $8.1 million, the majority of which were made in the third and fourth quarters of 2006. During the first nine months of 2007, we had capital expenditures of $1.8 million. The capital expenditures in both periods related mainly to the purchase of computer hardware to support the growth of our data server farms and, to a lesser extent (in 2006), fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. We expect that depreciation expense may continue to increase based upon the level of capital expenditures we deem necessary to support the growth of our business and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.1 million for the three months ended September 30, 2007, as compared to $1.0 million for the three months ended September 30, 2006, an increase of $75,000, or 7%.

Nine Months Ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, net revenues were $111.4 million, as compared to $94.1 million for the nine months ended September 30, 2006, an increase of $17.3 million, or 18%. The primary reasons for this growth were increased brokerage commissions and fees of approximately $14.5 million, or 25%, as a result of higher trade volume related mostly to growing our brokerage account base, and increased net interest income of $3.6 million, or 12%, as a result of higher aggregate cash balances, and, to a lesser extent, higher interest rates during the first half of 2007 as compared to the first half of 2006, and higher market volatility in the third quarter of 2007, particularly August 2007. These increases were partially offset by a reduction in subscription fees and other revenue.

Net income was approximately $26.1 million for the nine months ended September 30, 2007, as compared to $22.4 million for the nine months ended September 30, 2006, an increase of $3.6 million, or 16%, due primarily to our year-over-year increase in revenues, partially offset by our year-over-year increase in expenses.

Income before income taxes was $41.3 million (37% of net revenues) for the nine months ended September 30, 2007, as compared to $36.4 million (39% of net revenues) for the nine months ended September 30, 2006, an increase of $4.9 million, or 14%. Our $4.9 million increase in income before income taxes was due primarily to our increased brokerage commissions and fees of $14.5 million and our increased net interest income of $3.6 million, partially offset by increased employee compensation and benefits of $4.1 million, increased clearing and execution costs of $4.7 million and, to a lesser extent, increases in depreciation and amortization, advertising, data centers and communications and other expenses. The higher proportionate increase in revenues from our futures business is the primary reason for our margin rate decreasing from 39% to 37%.

During the nine months ended September 30, 2007, we recorded an income tax provision of $15.2 million based upon our current estimated annual effective income tax rate of approximately 37%. During the nine months ended September 30, 2006, we recorded an income tax provision of $13.9 million based upon our then-estimated annual effective income tax rate of approximately 39%. The decrease in our estimated annual effective income tax rate is due primarily to the impact of increased investments in federal tax free instruments, which offer lower interest rates than taxable instruments, and a reduction in our Florida state income allocation. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – For the nine months ended September 30, 2007, brokerage commissions and fees were approximately $72.3 million, as compared to $57.9 million for the nine months ended September 30, 2006. This $14.5 million, or 25%, increase was due to increased brokerage commissions of $11.5 million from higher trading volume related mostly to growing our brokerage customer account base and, to a lesser extent, increased market volatility in the 2007 third quarter, revenue from order flow for option equity trades (which began in the first quarter of 2007) and increased platform and other fees related to account growth (partially offset by our November 2006 marketing initiative which reduced materially the trading activity threshold that needed to be met to qualify for a waiver of the monthly platform fee). We continuously review and assess our pricing – which includes commissions, platform and other fees. Within the last year or so, some of our competitors have reduced their online brokerage commissions and fees. With respect to monthly platform fees (a $99.95 charge made to less active brokerage customers for being granted access to use the TradeStation trading platform), beginning September 1, 2005, we launched a series of strategic marketing initiatives, the most recent as of November 1, 2006, which have reduced materially the trading activity thresholds that need to be met to qualify for a waiver of the monthly platform fee. Similar or other fee reductions may be made in the future.

Interest Income – For the nine months ended September 30, 2007, interest income was $36.2 million, as compared to approximately $32.3 million for the nine months ended September 30, 2006. This $3.9 million, or 12%, increase was due primarily to account growth and, to a lesser extent, higher interest rates during the first half of 2007 as compared to the first half of 2006, and higher market volatility in the third quarter of 2007, particularly August 2007. The account growth resulted in increases in the amounts we earned on our clients’ cash account balances. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest and, for futures accounts, the federal funds target rate of interest. The federal funds daily effective rate of interest is tied to the federal funds target rate of interest and the direction the markets believe the target rate of interest will move in the future. Our weighted average interest rate will likely be substantially lower in the 2007 fourth quarter as compared to our weighted average interest rate for the 2007 third quarter. We estimate, based on the size and nature of our customer assets as of September 30, 2007, that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $55,000. On September 18, 2007, and on October 31, 2007, the federal funds target rate of interest decreased by 50 basis points and 25 basis points, respectively. Interest income for future periods may be materially affected by increases, “no actions” or decreases regarding the federal funds target rate of interest and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit rates to our customers.

Brokerage Interest Expense – For the nine months ended September 30, 2007, brokerage interest expense was $3.7 million, as compared to $3.4 million for the nine months ended September 30, 2006. This $298,000, or 9%, increase was due primarily to account growth. During the nine months ended September 30, 2007, the average annual credit interest rate paid to our equities customers on credit balances in excess of $10,000, increased approximately 7% to 1.25%, as compared to approximately 1.17%

during the nine months ended September 30, 2006. As of September 30, 2007 and through the date of this report, our equities customers earned interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earned no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in the federal funds target rate of interest or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues were approximately $6.6 million during the nine months ended September 30, 2007, as compared to $7.3 million during the nine months ended September 30, 2006, a decrease of approximately $744,000, or 10%, due primarily to a decrease in subscription fees of $488,000 and decreases in royalties, commissions and other revenue of $256,000. The decrease in subscription fees was due primarily to a decrease in the number of subscribers, partially offset by a monthly price increase, effective May 1, 2006, of approximately $50 per subscription. The amount of subscription fees in the future will depend upon the number of subscription terminations each month and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $25.9 million for the nine months ended September 30, 2007 as compared to $21.7 million for the nine months ended September 30, 2006, an increase of $4.1 million, or 19%. This increase was due primarily to increases in wages paid to employees of $2.0 million, stock-based compensation of $855,000, sales commissions of $641,000, employee benefits of $287,000, recruitment and relocation costs of $263,000, and payroll taxes of $106,000. This increase in wages was due to annual merit increases and increased headcount. During the nine months ended September 30, 2007, there was an average of 313 full-time equivalent employees, as compared to 278 full-time equivalent employees during the nine months ended September 30, 2006. Employee compensation and benefits expenses are anticipated to increase during 2007 as a result of planned additions to employee headcount to support our business operations.

Clearing and Execution – Clearing and execution expenses were approximately $23.8 million for the nine months ended September 30, 2007, as compared to $19.1 million for the nine months ended September 30, 2006, an increase of approximately $4.7 million, or 24%, as a result of higher trade volume by our customers that resulted from the growth of accounts. Clearing and execution costs as a percentage of brokerage commissions and fees were 33% during both the nine months ended September 30, 2006 and 2007.

Data Centers and Communications – Data centers and communications expenses were approximately $5.4 million for the nine months ended September 30, 2007, as compared to $4.8 million for the nine months ended September 30, 2006, an increase of approximately $591,000, or 12%. Increases in circuits to connect our server farms to data providers and electronic marketplaces of $501,000, increases in rack space, power and bandwidth charges at our server farms of $441,000, and increases in server maintenance and other telecommunication expenses of $111,000 were offset by decreases in exchange fees of $462,000. The offset from the decreases in exchange fees was reduced as a result of a $569,000 reclassification to revenues of certain fees charged to customers which were previously recorded as an offset to this expense. The reclassification, as revenues, during the three months ended September 30, 2007, of certain fees charged to customers resulted from the company increasing its fees for certain exchange products in excess of the amount it was charged for such products by the vendors of those data service products. We anticipate data centers and communications expenses to increase during future quarters due to the expansion of capacity recently made to our data server farms and as we grow our customer base.

Advertising – Advertising expenses for the nine months ended September 30, 2007 were $4.2 million, as compared to $3.2 million for the nine months ended September 30, 2006, an increase of approximately $976,000, or 31%, due primarily to increased media placement. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time as a result of the marketing leadership of our recently hired chief marketing officer, and the evolution of our sales force.

Professional Services – Professional services expenses for the nine months ended September 30, 2007 were $2.2 million, as compared to $2.3 million for the nine months ended September 30, 2006, a decrease of $49,000, or 2%. Based upon the May 7, 2007 jury verdict in favor of the company and its directors and officers in a securities fraud litigation (the Andrew A. Allen case), we recognized approximately $443,000 of reimbursable legal fees and costs expensed prior to 2007, partially offset by increased legal fees and costs from other disputes and regulatory expenses. During the fourth quarter of 2007 and first quarter of 2008, we expect legal costs to increase as a result of our ongoing litigation. See Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

Occupancy and Equipment – Occupancy and equipment expenses were $2.1 million for the nine months ended September 30, 2007, as compared to $1.9 million for the nine months ended September 30, 2006, an increase of $183,000, or 10%, due primarily to our Chicago office (which opened in June 2006) and an increase in facility operating expenses for our Plantation, Florida office.

Depreciation and Amortization – Depreciation and amortization expenses were $3.0 million for the nine months ended September 30, 2007, as compared to $1.7 million for the nine months ended September 30, 2006, an increase of $1.3 million, or 74%. This increase was due primarily to higher depreciation of fixed assets related to capital expenditures made in 2006 and, to a lesser extent, during the first nine months of 2007. During the year ended 2006, we had capital expenditures of $8.1 million, the majority of which were made in the third and fourth quarters of 2006. During the first nine months of 2007, we had capital expenditures of $1.8 million. The capital expenditures in both periods related mainly to the purchase of computer hardware to support the growth of our data server farms and, to a lesser extent (in 2006), fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. We expect that depreciation expense may continue to increase based upon the level of capital expenditures we deem necessary to support the growth of our business and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses were $3.6 million for the nine months ended September 30, 2007, as compared to $3.0 million for the nine months ended September 30, 2006, an increase of $642,000, or 22%. This increase was due primarily to a $450,000 increase in a reserve for a regulatory matter made during the second quarter of 2007 (see Note 10 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims), increases in software maintenance of $217,000 and in customer debits and errors of $172,000. The increase in customer debits and errors was due primarily to the 2006 first quarter collection of a $200,000 receivable from a brokerage customer, previously considered uncollectible and fully reserved, partially offset by other decreases in customer debits and errors during 2007 as compared to 2006.

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

Income Taxes

During the three and nine months ended September 30, 2007, we recorded an income tax provision of $5.4 million and $15.2 million, respectively, based upon our current estimated annual effective income tax rate of approximately 37%. During the three and nine months ended September 30, 2006, we recorded an income tax provision of $4.5 million and $13.9 million, respectively, based upon our then estimated annual effective income tax rate of approximately 39%. The decrease in our estimated annual effective income tax rate was due primarily to the impact of increased investments in federal tax free instruments and a reduction in our Florida state income allocation.

As of September 30, 2007, for financial reporting purposes, we estimate that we have available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.0 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

We adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial position, results of operations or cash flows.

See Note 11 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of approximately $83.0 million, of which $1.2 million was restricted in support of a facility lease. On October 1, 2007, as a result of TradeStation Securities’ September 30, 2007 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $9.3 million was transferred from cash segregated in compliance with federal regulations to cash and cash equivalents. We had marketable securities of approximately $9.0 million at September 30, 2007, the majority of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent.

As of September 30, 2007, TradeStation Securities had: $450.9 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $90.4 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $28.6 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $551.7 million at September 30, 2007. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At September 30, 2007, TradeStation Securities had net capital of approximately $72.2 million (58.0% of aggregate debit items), which was approximately $69.7 million in excess of its required net capital of approximately $2.5 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of September 30, 2007, we had interest-bearing security deposits and short-term treasury bills totaling $22.3 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of September 30, 2007, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Operating lease obligations	$12,460,078	$1,010,334	$5,204,794	$4,737,350	$1,507,600
Purchase obligations	6,574,488	1,320,909	4,402,169	751,410	100,000

Total	$19,034,566	$2,331,243	$9,606,963	$5,488,760	$1,607,600

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of approximately $1.0 million for the remainder of 2007. These capital expenditures are primarily to support the growth of our data server farms and back-office systems to support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended September 30, 2007, we used approximately $3.75 million to purchase 334,840 shares of our common stock at an average price of $11.20 per share. For the nine months ended September 30, 2007, we used approximately $11.2 million to purchase 934,065 shares of our common stock at an average price of $12.04 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $19.5 million during the nine months ended September 30, 2007, as compared to net cash provided by operating activities of $5.9 million during the nine months ended September 30, 2006. Net cash provided by operating activities during the nine months ended September 30, 2007 of $19.5 million was due primarily to net income and adjustments for non-cash items, net increases in brokerage customer payables and increases in accrued expenses, partially offset by timing differences related to funding cash segregated in compliance with federal regulations ($9.3 million and $7.6 million were transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on October 1, 2007, and January 3, 2007, respectively), net increases in brokerage customer receivables, and increases in deposits with clearing organizations and other assets. Net cash provided by operating activities during the nine months ended September 30, 2006 of $5.9 million was due primarily to net income and adjustments for non-cash items, net increases in brokerage customer payables and increases in accrued expenses, partially offset by timing differences related to cash segregated in compliance with federal regulations ($11.6 million and $9.5 million were transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on October 3, 2006, and January 4, 2006, respectively), net increases in brokerage customer receivables, increases in prepaid income taxes, deposits with clearing organizations, and other assets, and decreases in accounts payable.

Investing activities used cash of $1.2 million and $15.7 million during the nine months ended September 30, 2007 and 2006, respectively. Net cash used in investing activities during the nine months ended September 30, 2007 of $1.2 million was primarily for capital expenditures of $1.8 million (mostly computer hardware to support the growth of our data server farms). During the nine months ended September 30, 2006, net cash used in investing activities was primarily for the purchase of marketable securities of $9.3 million and for capital expenditures (mostly computer hardware to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems) of $6.6 million.

Financing activities used cash of $9.6 million during the nine months ended September 30, 2007 and provided cash of $4.6 million during the nine months ended September 30, 2006. Net cash used in financing activities during the nine months ended September 30, 2007 of $9.6 million was due primarily to $11.2 million used for the repurchase of company shares, partially offset by $1.0 million of proceeds from the issuance of common stock from the exercise of stock options (and, to a lesser extent, common stock issued at a discount under the company’s employee stock purchase plan), and $617,000 of excess tax benefits from the exercise of stock options under our incentive stock plans. Net cash provided by financing activities during the nine months ended September 30, 2006 of $4.6 million was due primarily to $2.3 million of proceeds from the issuance of common stock from the exercise of stock options (and, to a lesser extent, common stock issued at a discount under the company’s employee stock purchase plan), and $2.3 million of excess tax benefits from the exercise of stock options under our incentive stock plans.

Recently Issued Accounting Standards

We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial statements. See Note 11 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not yet determined what impact, if any, the adoption of SFAS No. 159, effective January 1, 2008, will have on our consolidated financial position, results of operations or cash flows.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $450.9 million at September 30, 2007. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $551.7 million at September 30, 2007, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. We estimate that, based upon our brokerage customer balances at September 30, 2007, for each basis point increase or decrease in interest rates retained by us, there is an annual impact of approximately $48,000 to our net income.

Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of September 30, 2007, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted of federal tax exempt variable rate demand note securities, and our security deposits consisted primarily of interest-bearing cash deposits and treasury bills. We estimate that, based upon the balances of our cash and cash equivalents, marketable securities and security deposits as of September 30, 2007, each basis point increase or decrease in interest rates results in an annual impact of approximately $7,000 to our net income.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 that, with respect to the lawsuit brought by Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen, a former principal owner of onlinetradinginc.com corp., the predecessor of TradeStation Securities) against the company and three of its then executive officers, on May 4, 2007 a directed verdict in favor of all defendants was entered with respect to all claims other than the ones under the Florida Securities and Investor Protection Act, and, on May 7, 2007, a jury verdict in favor of all defendants was awarded with respect to those claims. The plaintiff has filed an appeal. While no assurances can be given, we do not believe that the ultimate outcome of this appeal will result in a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Subject to the recent development in the Allen litigation described directly above, and the two items discussed below, there have been no material changes in risk factors during the third quarter of 2007 from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2006. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in PART I of this report and the two items discussed below, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K. The following are updates to the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2006 due to events or conditions during 2007:

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

Our Systems and Our Customers’ Accounts May From Time to Time be Vulnerable to Security Risks that Could Disrupt Operations, Harm Our Reputation and Expose Us to Potential Liability

Our online electronic trading platform includes security features that are intended to protect the privacy and integrity of customer accounts. Despite these security features, our systems and our customers’ accounts may from time to time be vulnerable to security risks such as break-ins and similar problems caused by third parties. We have recently experienced occurrences of unauthorized intrusion and criminal activity in customer accounts by persons who unlawfully access customer accounts and then place orders or other transactions in those accounts. Although we have taken measures and are in the process of completing measures to limit or prevent similar occurrences in the future, no assurance can be made that any such measures will be successful or that future occurrences will not result in substantial account losses that will ultimately be borne by us. Such intrusions and other disruptions could also disrupt our operations, harm our reputation and subject us to potential liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended September 30, 2007, we issued to one executive officer options to purchase an aggregate of 35,000 shares of common stock and 9,868 restricted shares of common stock in conjunction with his hiring. The options vest ratably in annual increments over a five-year period and are exercisable at $11.40 per share, the closing price of our common stock on the date the options were granted. The restricted shares, which had a fair market value of approximately $112,500 on the grant date, vest ratably in annual increments over a five-year period. Both the stock options and the restricted shares were granted as awards under the company’s incentive stock plan and include 100% acceleration upon death, disability and change in control. During the three months ended September 30, 2007, we also issued 83,563 restricted shares of common stock to six employees (including four executive officers). The restricted shares, which had a fair market value of approximately $900,000 on the grant date, were granted as awards under the company’s incentive stock plan and vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary, with 100% acceleration upon retirement, death, disability and change in control of the company. In all cases, if employment terminates prior to full vesting, the unvested shares will automatically be forfeited and the company will reacquire the unvested shares for no consideration.

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

The following table sets forth information on our common stock buy-back program for the quarter ended September 30, 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
July 2007	107,800	$11.59	846,425	$49,250,000
August 2007	118,380	10.56	964,805	48,000,000
September 2007	108,660	11.50	1,073,465	46,750,000

Total	334,840	11.20

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

10.1	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts

10.2	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Joseph Nikolson, Marc J. Stone, David H. Fleischman and T. Keith Black)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

November 7, 2007	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer, Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer and as Principal Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts

10.2	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Joseph Nikolson, Marc J. Stone, David H. Fleischman and T. Keith Black)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.