Form 10-K
period 2007-12-31
TRADESTATION GROUP INC
filed 2008-03-14
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates as of June 29, 2007 (based upon the closing price of $11.65 per common share as quoted on The NASDAQ Global Select Market on such date), was approximately $349,150,558.

The registrant had 43,883,512 shares of common stock, $.01 par value, outstanding as of March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed within 120 days after December 31, 2007 in connection with its 2008 annual meeting of shareholders are incorporated by reference in Part III of this report.

i

PART I

ITEM 1.	BUSINESS

Overview and Recent Developments

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., an online broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two established operating subsidiaries. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning electronic trading platform that enables traders to test and automate “rule-based” trading strategies (both technical and fundamental) across multiple asset classes, namely, equities, equity and index options, futures and foreign currencies (forex). The company’s third subsidiary, TradeStation Europe Limited, a United Kingdom private company authorized and regulated by the UK Financial Services Authority (FSA) as an introducing broker, is in an early phase of operations.

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the New York Stock Exchange (NYSE), Financial Industry Regulatory Authority (FINRA), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), Options Clearing Corporation (OCC), American Stock Exchange (AMEX), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), Chicago Stock Exchange (CHX), International Securities Exchange (ISE), NYSE ARCA and Philadelphia Stock Exchange (PHLX). TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and electronic order-routing and execution. The TradeStation platform’s electronic order-routing of trades means, with respect to equities, equity and index options, futures and forex transactions, Internet connections to electronic marketplaces. These include or may include: for stocks and Exchange Traded Funds (ETFs), electronic communication networks (ECNs), the NYSE’s SuperDOT (for NYSE and other listed securities), NASDAQ Market Center (for NASDAQ and other listed securities), and electronic marketplaces (or access thereto) offered by certain market makers or other third parties who offer or enable ‘best execution’; for futures, electronic futures exchanges such as the Chicago Mercantile Exchange’s (CME’s) Globex and the Chicago Board of Trade’s (CBOT’s) eCBOT (which is now owned by the CME); for equity and index options, electronic options exchanges offered by the AMEX, BOX, CBOE, ISE, NYSE ARCA and PHLX or electronic marketplaces offered by certain market makers or other third parties who offer or enable ‘best execution’; and, for forex, the electronic inter-bank market or a seamless connection through a dealer system that is itself connected to the electronic inter-bank market. In each of these electronic marketplaces, buyers and sellers (or counterparties) participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and order placement and routing, the TradeStation electronic trading platform offers powerful automated and manual advanced order placement functions and capabilities, and numerous advanced charting and analytics features.

In the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2008, TradeStation Securities was named, for the fourth consecutive year, Best Futures Brokerage, and was also rated higher as a stock brokerage than Charles Schwab, E-Trade, Fidelity, Interactive Brokers, Scottrade and TD Ameritrade. TradeStation was also named, for the sixth year in a row, best Institutional Platform and best Professional Platform.

At December 31, 2007, TradeStation Securities had approximately 36,700 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to nearly 31,500 accounts at the beginning of 2007. During the 2007 fourth quarter, a period of high market volatility as measured by the CBOE Volatility Index (known as the “VIX”), TradeStation Securities’ brokerage customer account base averaged just over 90,000 daily average revenue trades (often called “DARTs”), as compared to 63,000 during the 2006 fourth quarter. During 2007, the average TradeStation Securities account made over 600 revenue trades. As of December 31, 2007, the average asset balance of an equities account was approximately $79,000 and the average asset balance of a futures account was approximately $19,000. Total account assets were approximately $1.8 billion.

During 2007, approximately 53% of TradeStation Securities’ brokerage revenues, and approximately 62% of its brokerage commissions and fees, were generated by derivatives trading (financial and commodity futures, equity and index options, and spot forex), as opposed to cash equities trading (stocks and ETFs). These results appear to further a trend in the growth of TradeStation Securities’ customer account base towards derivatives trading (when TradeStation Securities launched the TradeStation platform in mid-2001, nearly all of its accounts and customer trades were cash equities).

TradeStation Technologies, one of the company’s other operating subsidiaries, owns all of our intellectual property. A formal patent application covering major aspects of the TradeStation electronic trading platform was filed by TradeStation Technologies with the United States Patent and Trademark Office in October 2001. Final action on this application by the patent office is expected no later than the 2008 second quarter. TradeStation Technologies also filed, early in 2005, a patent application relating to the display and execution of options trades, and owns a patent, issued January 2000 with a priority date of August 1995, that covers methods, computer systems and software that combine or integrate technical and fundamental market data and analysis into a common or unified display. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution or other brokerage services. Subscribers are charged a monthly subscription fee. The TradeStation trading software platform was named, for the fifth year in a row, best Subscription Internet Analytical Platform in the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2008, as well as, for the fourth year in a row, best Options Analysis Software, best Trading Systems-Stocks, best Trading Systems-Futures, and best Trading Systems-Options.

In February 2007, Salomon Sredni, the company’s President and Chief Operating Officer since 1999, was promoted to Chief Executive Officer and President, and William Cruz and Ralph Cruz, the company’s co-founders, and Co-Chairmen and Co-Chief Executive Officers since 1996, transitioned out of their day-to-day roles with the company by continuing as non-executive Co-Chairmen of the Board of Directors and in an advisory capacity, if requested, on key projects and initiatives.

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

Industry Background

U.S. Active Trader Market

An active trader in the United States in equities (stocks, ETFs and equity and index options) has been defined by Celent Communications in a May 2005 research report as one who trades on average at least 10 times per month, or 120 times per year. Celent estimated that there are approximately 350,000 active traders under that definition. Celent also defined a broader active trader market, which includes all who trade, on average, at least 50 times per year, and estimates that broader market to include 750,000 to 800,000 traders. That research report also offered an estimate of 100,000 individuals who trade between 500 and 1,000 times per year, and of 30,000 individuals who trade 1,000 times or more a year. Similarly, a November 2005 research report by Fox-Pitt, Kelton characterized active equities traders as those who tend to trade from 10 to 20 times a month, with account balances in the $25,000 to $75,000 range, and who utilize margin to some degree in their trading. Celent’s May 2005 report estimated that the top 6% of all online securities brokerage accounts (Celent estimated there to be 25 million online securities brokerage accounts in 2005, 6% of which equals 1.5 million accounts) make up 56% of all trading and margin revenue for retail brokerage firms serving the active trader market.

The most active traders, the 30,000 or so who, Celent estimated, trade at least 1,000 times a year, are often called “semi-professional” or “hyper-active” traders. These traders are generally considered to be the most profitable portion of the active trader market. Bear, Stearns & Co., in a January 2006 equity research report, defined the semi-professional market as one whose participants trade, on average, nearly 60 times per day (roughly 15,000 trades per trader, per year), and estimated the size of that market at the end of 2005 to be approximately 27,000 traders. According to the Bear Stearns report, those 27,000 or so semi-professional traders made up an estimated 27% of total 2005 NYSE and NASDAQ daily share volume and an estimated 77% of total online trade volume. The Bear Stearns report emphasized the importance to this market of multiple asset classes, stating that: “Today, we believe that the biggest focus is on trading multiple asset classes from a single, yet global, platform,” and that traders “are demanding trading platforms that are capable of connecting them to the cash equities markets, the futures markets, the options markets, and the foreign exchange (FX) markets, among others.” The November 2005 Fox-Pitt, Kelton report added that semi-professional traders use highly sophisticated software, often engage with higher stakes, and are much more likely to utilize strategies across asset classes beyond just equities and equity options, such as futures and forex, with trading on margin being prevalent. Richard Bove, a research analyst for Punk Ziegel & Company, went even further in his January 6, 2006 research report, suggesting that the trading of common stock (cash equities) is no longer a growth business and that the industry is seeking to diversify outside of the equity markets.

As noted, all of the above-mentioned statistics appear to relate solely to equities accounts and equities trade volume, meaning that the futures and forex online trader markets, which are a fraction of the size of the online equities market but are growing, are in addition to the estimates described above.

The vast majority of active traders who trade cash equities and, to a lesser extent, equity and index options, are believed to be with “traditional” online brokerage firms (e.g., Charles Schwab, E*Trade, Fidelity and TD Ameritrade). It is generally accepted in the online brokerage industry that 5% to 10% of each large online brokerage firm’s customer base consists of active equities traders, and that those active traders are responsible for the vast majority of those firms’ trades. Accordingly, nearly all of the large online brokerage firms have tried over recent years to acquire electronic brokerage firms or technology, and more sophisticated trading analysis platforms, in order to retain and grow this most valuable segment of their customer bases. With respect to equity and index options specifically, the retail business participants also include Interactive Brokers, OptionsXpress and ThinkorSwim. For retail futures, the larger firms include Calyon, The Fimat Group, MF Global (formerly Man Financial) and R.J. O’Brien (each through their own divisions and/or their introducing broker networks), and Interactive Brokers, and retail forex firms in the United States market include FXCM, GAIN Capital, GFT and Interactive Brokers.

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

•	Intelligent/smart order routing to maximize liquidity and help achieve best execution

•	The ability to analyze and trade multiple asset classes (equities, equity and index options, futures and forex) using the same platform

•	Access to most, if not all, major avenues of execution (the major ECNs, NASDAQ Market Center, SuperDOT, Globex, eCBOT, the major electronic options exchanges, etc.)

•	Strategy testing and strategy automation capabilities, as well as advanced charting and analysis software tools

•	Competitive commission pricing structures for equities, equity and index options, futures and forex

•	Streaming, real-time quotes, including meaningful market depth displays

•	Trade desk, customer account and technical support services

•	Customer training services

TradeStation Securities offers each of the above-mentioned features.

U.S. Institutional Trader Market

We see the institutional trader market in the United States, as it relates to potential customer relationships for electronic brokerage firms like TradeStation Securities, consisting of “buy side” firms such as certain hedge funds, money managers, commodity trading advisors and commodity pool operators, registered investment advisers who use short-term trading strategies, and certain proprietary trading desks at large firms. Many believe that buy side institutional traders have become less and less pleased with Wall Street (traditional sell side brokerage firms) and are moving, to one degree or another, towards using execution management systems (EMS’s) to execute themselves their portfolio managers’ trading decisions. The January 2006 Bear Stearns report states that “the impact of financial technology on the securities markets cannot be understated,” noting that “the technologies originally developed to give the ‘day trader’ the ability to trade with professionals is now, ironically, being targeted at institutional customers by most brokerage firms.” Institutional trading currently represents a small percentage of the company’s brokerage revenues and we do not expect significant revenue or account growth in this market in the foreseeable future unless we successfully acquire, or establish a successful strategic licensing or joint venture relationship with, an established EMS brokerage firm or technology.

Non-U.S. Markets

We believe there are market opportunities outside of the United States for TradeStation at both the retail and institutional level. We believe that opportunities with individual active traders, particularly in futures markets, exist in Germany, Italy and the Pacific Rim. We believe that to compete fully and effectively for active traders in those markets, a trading platform needs to be connected to local or regional exchanges for both market data and order placement and execution, and there needs to be language translations of user materials, acceptance of local currencies to fund accounts, and local customer and technical support. However, we also believe there may be a smaller retail market in these countries and regions that will be attracted to TradeStation to trade on U.S. futures exchanges, mainly the CME, and major forex currency pairs, without as much need for translation or local support or the ability to use their own currencies to fund accounts. We plan, through both the efforts of our TradeStation Europe Limited subsidiary, independent agents in local markets and potential strategic partnerships, to begin to penetrate these markets. Steps we are taking, once completed, to add Eurex and Euronext-Liffe futures markets are expected, along with our current CME and CBOT offerings, to increase the attractiveness of our futures offering in Europe. We also believe TradeStation is attractive to certain proprietary trading desks at large financial institutions headquartered outside of the United States that focus on rule-based trading of some of the U.S. markets that we currently offer, where the trading decisions and executions are made by the same persons or a small, close group working together. These desks will often use TradeStation on a “give-up” basis for futures trading and a delivery versus payment/receipt versus payment (“DVP/RVP”) basis for equities, with settlement and clearing of the transactions remaining with their prime brokers. We also believe that our forex offering, which is an international market, can have appeal to forex traders worldwide if we can offer accounts that may be funded in local currencies or an otherwise acceptable currency exchange mechanism for customer accounts. Given our belief that we need to add local and regional market data and order execution to increase substantially the appeal of our offering to markets outside the U.S., our success in these markets will, in part, be determined by the quality and timing of these enhancements, which, in turn, will depend on the speed with which we are able to increase our product development and other needed resources and the priorities we assign to those resources to focus on the U.S. market relative to non-U.S. markets.

Products and Services

Overview – TradeStation

Our main product/service offering is the TradeStation electronic trading platform for self-directed, active, including semi-professional, traders and certain segments of the institutional buy side trader market. TradeStation does not provide investment or trading advice or recommendations, or recommend the use of any particular strategy, but rather enables the trader to design, test, optimize and automate his own, custom trading strategies. TradeStation is a registered trademark in the United States, Australia, Canada, the European Union, Indonesia, Korea, Singapore, South Africa and Taiwan.

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

Brokerage Services

TradeStation Securities’ principal offering today is online brokerage services covering equities (principally stocks and ETFs), equity and index options, financial and commodities futures (principally electronic financial futures contracts, such as e-mini’s) and futures options, and spot forex transactions through the TradeStation electronic trading platform. TradeStation Securities’ targeted customer base for brokerage services includes active, including semi-professional, traders and certain institutional traders, such as hedge funds, money managers, investment advisors and proprietary trading desks who use short-term trading strategies, where the decision-maker is also the person placing the trade orders. In addition to providing online services through the TradeStation electronic trading platform, the brokerage firm offers personal support services by its registered trade-desk representatives who execute customers’ orders through electronic order execution systems if the customer is for some reason unable or unwilling to place the order using his or her own computer.

Having or using an electronic order execution system, whether accessed directly by the brokerage customer through the TradeStation electronic trading platform or by a TradeStation Securities broker on behalf of the brokerage customer, means that both the online services and the firm’s trading desks are connected to electronic equities, equity and index options, futures and forex market centers, market makers or dealers. This system often results in the simplest, most direct and speediest execution of orders at the best available price. With respect to pit-traded futures contracts, TradeStation is directly connected to its futures clearing agent’s online execution system, which sends the order directly to the trading pit. Approximately 98% of the company’s futures trades are on the electronic futures exchanges. With respect to forex deals, the TradeStation electronic trading platform is seamlessly connected to a third-party forex dealer’s system for the placement of forex orders directly from the TradeStation platform.

TradeStation Securities self-clears for its active trader equity securities accounts, including stock, ETF, and equity and index option trades. Institutional accounts for equity securities and futures are carried on a “fully disclosed” basis by the brokerage’s clearing agents or are given order execution services on a DVP/RVP basis for equities, or a “give-up” basis for futures, in either case with the orders cleared and settled by the client’s prime brokerage firm. All individual futures accounts are also carried on a “fully-disclosed” basis by the brokerage’s futures clearing agent. For forex deals, an unaffiliated forex dealer firm acts as principal/counterparty for, and clears, all deals with the company’s forex customers. TradeStation Securities executes (or delivers for execution) its customers’ securities, futures and forex transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its customers directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a customer’s order to purchase, purchase the securities in the market for the brokerage firm, and then sell the securities to the customer, or otherwise act as counterparty to the customer’s transaction. TradeStation Securities does not do this. It charges only an agreed-upon commission and does not earn income from marking up or marking down, or sharing in spreads relating to, its customers’ securities, futures or forex transactions.

Software Products and Services

In December 2000, we launched the TradeStation electronic subscription service which replaced the electronic subscription services we had been offering since our October 1999 acquisition of Window On WallStreet. The TradeStation electronic subscription service includes our award-winning strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, and all other features included in the TradeStation electronic trading platform other than trade order placement and other trading or brokerage-related features or services. Effective May 1, 2006, the TradeStation electronic subscription service was offered to new subscribers at the monthly rate of $249.95 and to legacy customers who had “upgraded” at a monthly rate of $179.95. We evaluate our approach to subscription fee pricing on an ongoing basis. TradeStation (both as a subscription service and as a brokerage account trading platform) also offers our OptionStation and RadarScreen functions and features. OptionStation, also an award-winning technology, is an options trading analysis product for equity, index and futures options that enables traders to explore options trading strategies. RadarScreen enables traders to scan securities markets to identify potential buying or selling opportunities based upon the traders’ own trading strategies.

We ceased marketing our legacy software products in May 2000 and ceased marketing our subscription software services in December 2000. Accordingly, in 2005, 2006 and 2007 and, we expect, for the foreseeable future, our brokerage operations produced and should continue to produce most of our revenues. In 2005, 2006 and 2007, revenues from brokerage services (consisting primarily of brokerage commissions and fees and net interest income) accounted for approximately 89%, 92% and 93%, respectively, of our total consolidated net revenues, and software products and services accounted for approximately 11%, 8% and 7%, respectively, of our total consolidated net revenues over that three-year period.

Sales and Marketing

Our marketing in 2007 consisted principally of print advertising in Active Trader, Futures, SFO, and Technical Analysis of Stocks & Commodities magazines, direct mail and e-mail, sales seminars, banner and keyword search advertising on financial Web sites, our Web sites, and television advertising on financial news channels. The mix and frequency of television, print, Web-site, direct-mail and in-person marketing methods that we use to try to achieve results will likely be continually modified as we test and use such methods and mixtures and analyze and interpret the results.

Revenues derived from customers outside of the United States for the years ended December 31, 2007, 2006 and 2005, were approximately 12%, 11% and less than 10%, respectively. International revenues are collected in U.S. dollars. We conduct no marketing, sales or other operations, and maintain no assets, outside of the United States, other than relating to our operations in London via our United Kingdom subsidiary, TradeStation Europe Limited.

Strategic Relationships

Clearing Services. Our brokerage firm’s clearing services for institutional securities accounts, and for all futures accounts, are currently provided by Bear, Stearns Securities Corp. and R.J. O’Brien & Associates, Inc., respectively, pursuant to industry-standard clearing agreements. Our server farms have direct connectivity with all major U.S. equities, options and futures exchanges, so we do not, except in limited cases, such as futures pit trading, use our clearing firms for execution services.

Forex Deal Services. Our forex deal services are currently provided through an arrangement with GAIN Capital Group, Inc. Forex customers design, test, optimize and automate their forex strategies, including the placement of their orders, using TradeStation, then, when a deal order is placed, GAIN Capital’s electronic dealer system processes the order and GAIN Capital acts as counterparty/principal with respect to the execution and clearing of each forex deal.

Technology Development

We believe that our success depends, in large part, on our ability to offer unique, Internet-based trading technologies with state-of-the-art order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user education and other training materials internally. In 2007, 2006 and 2005, technology development expenses were approximately $5.6 million, $5.2 million and $4.5 million, respectively. As of December 31, 2007, our technology development team was comprised of 91 people, as compared to 85 as of December 31, 2006, a 7.1% increase. We plan to increase our technology development headcount significantly in 2008, but there can be no assurance that we will succeed in significantly increasing our product development headcount or that, if we do, such increase will result in better products, services or performance (financial and otherwise) by the company.

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

The market for strategy trading software tools, streaming real-time market data and news services, and online order execution services is characterized by: rapidly changing technology; evolving industry standards in computer hardware, software architecture, programming tools and languages, operating systems, database technology and information delivery systems; changes in customer requirements; and frequent new product and service introductions and enhancements, as well as technical consolidation of products and services. Our success will depend, in part, upon our ability to develop and maintain competitive technologies and to develop and introduce new products, services and enhancements in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards, changing technology, and increased capacity and stability requirements as we grow our business and as minimum customer acceptability standards for capacity and stability increase in our industry. There can be no assurance that we will be able to develop, introduce and market, on a timely basis, if at all, products, services or enhancements that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly or effectively to changing market conditions, or any significant delays in the introduction of new products and services or enhancements, could cause customers to delay using, or decide against the use of, our products and services and could have a material adverse effect on our business, financial condition and results of operations.

Customer Services and Support and Training

We provide customer services and support and product-use training in the following ways:

Customer Services and Support. Telephone account and technical support service is provided to brokerage customers through a trained customer service team. Advanced EasyLanguage consulting services (services that technically assist customers in the use of EasyLanguage to write the customers’ own trading strategies) are available from internal resources and from unaffiliated, independent EasyLanguage consultants. A substantial amount of technical support information is also provided on our Web sites. In the first three quarters of 2007, TradeStation suffered increased account attrition due, in part, we believe, to customer service and support levels that required improvement. In response, the company made some changes in departmental management and initiated certain customer service and customer retention improvements. We believe that, as a result of these steps taken, account attrition improved in the 2007 fourth quarter and will continue to improve in the 2008 first and second quarters (as compared to the account attrition peak reached in the third quarter of 2007). However, there can be no assurance that this improvement will continue and it is possible that account attrition will increase in the 2008 third and/or fourth quarters.

Product-use Training. We consider user education important to try to help our customers increase their abilities to use our products and services fully and effectively, and to improve customer account retention. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites, including online tutorials, as well as in-person training seminars, so that our customers may learn to use and take full advantage of the sophisticated technology of the TradeStation electronic trading platform. The TradeStation.com Support Center includes access to an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community provides numerous discussion forums on a variety of topics related to strategy development and technical trading, as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary EasyLanguage, many of which are donated by third parties.

Competition

The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry in three different ways. First, there has been over the past several years and continues to be consolidation of three types of services that traditionally were offered separately: online brokerage services, real-time market data services, and trading analysis software products and services. With the TradeStation electronic trading platform, we have embraced this consolidation by offering all three of these services in a fully-integrated, seamless manner. Second, we believe consolidation is occurring in the four major online execution markets for active traders – equities, equity and index options, futures and forex – meaning that, contrary to specializing in offering services for only one of those market instruments, more and more firms are offering or plan to offer three or four of those services. With our offering of online trading services for all four of these markets, we have embraced this consolidation as well. Third, as a result of price pressure, unused infrastructure capacity at the largest online brokerage firms, and the desire of the larger firms to acquire sophisticated electronic trading technologies, there have been numerous acquisitions in our industry, mostly by larger firms that are seeking to increase their ability to compete on both quality and price.

We believe that competition, as well as consolidation, will continue to increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession and volatility; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use electronic brokerage services offered by firms that have traditionally served mostly retail customers; product and service functionality; data availability and cost; execution and clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

We face direct competition from several publicly-traded and privately-held companies, principally online brokerages and futures commission merchants, including providers of electronic order execution services. Our competitors include the many online brokerages currently active in the United States, some of which offer both equities (including equity and index option) and futures brokerage services, including Banc of America Investment Services, Charles Schwab & Co., E*Trade Securities, Fidelity Brokerage Services, Interactive Brokers, Merrill Lynch Direct, OptionsXpress, Redi Products - a division of Spear, Leeds & Kellogg (which is owned by Goldman Sachs), Scottrade Financial Services, TD Ameritrade, ThinkorSwim and Townsend Analytics (which is owned by Lehman Brothers). Those brokers currently serve, in the aggregate, more than 90% of existing online securities accounts, and many are focused on attracting and retaining active traders. The larger firms focus mostly on equities investors. Competitors specifically or heavily focused on equity and index options traders include Interactive Brokers, OptionsXpress and ThinkorSwim. Firms focused heavily on futures traders include retail divisions and/or introducing broker networks of Calyon, The Fimat Group, Interactive Brokers, MF Global (formerly Man Financial) and R.J. O’Brien, and those heavily focused on retail forex include FXCM, GAIN Capital, GFT and Interactive Brokers. Of all of the competitors or potential competitors named above, Interactive Brokers appears to be the one that is most, like TradeStation, focused on offering sophisticated electronic brokerage services for equities, equity and index options, futures and forex to the active trader market.

Even though we have consistently been rated as one of the best online brokerage firms in the United States, there can be no assurance that we will be able to maintain such ratings, be rated that highly in the future, compete effectively with our competitors, adequately educate potential customers about the benefits our products and services provide, retain customers, or continue to offer such products and services.

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

Generally, competitors may be able to respond more quickly or effectively to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services. We believe we need to increase our technology development resources to improve the quality of our offering, automate and improve certain account opening and customer support services, and the pace at which we release new features, enhancements, products and services. There can be no assurance that our efforts in this regard will succeed, or that existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to the active trader market, including comparison advertisements with our active trader offering. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

Our success is and will be heavily dependent on proprietary software technology, including certain technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of patent, copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We currently have three formal patent applications pending for the TradeStation trading platform, and own a patent that covers product features that have recently been incorporated into TradeStation. With respect to the pending patent applications, there can be no assurance that we will obtain patents broad enough in scope to have value, or obtain them at all. We also have registered copyright rights in our EasyLanguage dictionary and documentation and TradeStation software.

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

Government Regulation

Our brokerage subsidiary, TradeStation Securities, is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities and equity and index options business and as a futures commission merchant with respect to its futures and forex business. Broker-dealers and futures commission merchants are subject to regulations covering all aspects of those businesses, including: sales methods; trade practices; use and safe-keeping of customers’ funds and securities; clearing, processing and settlement of trades, and arrangements with clearing houses, exchanges and clearing corporations; capital structure; cash deposit or escrow requirements (or their equivalent); record keeping; regulatory reporting; conduct of directors, officers and employees; and supervision. To the extent TradeStation Securities solicits orders from customers or makes investment recommendations (which it currently does not), it is subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to its customers.

TradeStation Securities’ mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the SEC, FINRA, NYSE, CFTC, NFA, the Board of Governors of the Federal Reserve System, DTCC, OCC, various securities and futures exchanges, and other self-regulatory associations and organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerages that target an active trader customer base or market the concepts of rule-based trading, strategy trading or trading systems, simulated results from historical tests or “paper trading” of strategies, or strategy automation.

With respect to active trading, FINRA has adopted rules that require firms to provide customers with a risk disclosure statement about active trading. Further, FINRA and NYSE’s margin rules impose more restrictive requirements for “pattern” active traders. Governmental concern is focused in two basic areas: that the customer has sufficient trading experience and that the customer has sufficient risk capital to engage in active trading. A minimum equities account balance of $25,000 is required. TradeStation Securities’ customer account documentation specifies that being an equities brokerage customer of TradeStation Securities is only for traders who have experience in active trading, are willing to risk considerable amounts of capital (at least $50,000), and are interested in engaging in high-risk, short-term, speculative trading activity. We believe our brokerage firm’s minimum account opening requirements, as well as the extensive user education documentation and tutorials offered on our Web site, are consistent with both the letter and the spirit of current rules and regulations concerning active trading. With respect to the use of investment analysis software tools generally, and simulated performance reports of trading systems or strategies in particular, FINRA, the NFA and NYSE have specific rules regarding how a broker-dealer or futures commission merchant may market those tools to the public and to existing clients.

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

The SEC, FINRA, NYSE, CFTC, NFA, FSA and other self-regulatory associations and organizations (SROs) and state and foreign securities commissions and agencies can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or futures commission merchant or any of its officers or employees. For information about certain recent and pending SRO inquiries and actions, see Item 3. Legal Proceedings.

Marketing campaigns by TradeStation Securities to bring brand name recognition to its services and to promote the benefit of those services, such as the TradeStation electronic trading platform and its various features, are regulated by FINRA and NFA, and all marketing materials must be reviewed by an appropriately-licensed TradeStation Securities principal prior to release, and must conform to standards articulated by the SEC, FINRA and NFA. FINRA or the NFA may request that revisions be made to marketing materials, and can impose certain penalties for violations of its advertising regulations, including censures or fines, a requirement of advance regulatory approval of all advertising, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or futures commission merchant or any of its officers or employees.

The SEC, FINRA, NYSE, CFTC, NFA, DTCC and OCC and various other regulatory associations and organizations have stringent rules with respect to the maintenance of specific levels of net capital or cash deposit requirements and reserves by securities broker-dealers and futures commission merchants. Net capital is the net worth of the regulated company (assets minus liabilities), less additional deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it must cease conducting business and, if it does not do so, it may be subject to suspension or revocation of registration by the SEC or the CFTC and suspension or expulsion by FINRA, NYSE or the NFA, and it could ultimately lead to the firm’s liquidation.

TradeStation Securities is registered as a broker-dealer in every U.S. state and the District of Columbia and it is subject to regulation under the laws of those jurisdictions, including registration requirements and being subject to sanctions if a determination of misconduct is made.

TradeStation Securities is a member of the SIPC. SIPC provides protection of up to $500,000 for each securities account brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. For securities brokerage accounts the custody and trade clearing of and for which are handled by TradeStation Securities, an excess securities bond through HSBC Insurance Brokerage Limited, as agent of Lloyd’s of London, provides protection for any loss of securities and/or cash in excess of primary SIPC protection, up to $300 million in the aggregate (and up to $24.5 million per any one account). Based upon the asset size per account and in the aggregate of TradeStation Securities’ securities account customer base as of the date of this report, this excess-SIPC protection, combined with primary SIPC protection, should be adequate to cover the loss of 100% of those customer assets in the unlikely event that TradeStation Securities experienced financial failure and all customer assets were somehow lost. To the extent TradeStation Securities clears its securities brokerage transactions through Bear, Stearns Securities Corp. (which, currently, it does only for institutional accounts), Bear, Stearns has obtained an excess securities bond that provides protection for any loss of securities and/or cash in excess of the primary SIPC protection. Neither SIPC nor excess-SIPC coverage applies to fluctuations in the market value of securities or any losses other than those directly caused by the financial failure of a securities broker-dealer. SIPC does not apply in any manner to futures commission merchants or to futures or forex accounts.

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

Employees

As of December 31, 2007, we had 318 full-time equivalent employees consisting of 102 in brokerage operations (which include clearing and account services, trade desk service and client service, including technical support), 91 in technology development (including software engineering, product management, user education and quality assurance), 68 in sales and marketing relating to brokerage services, subscriptions and software products (including 59 in sales and 9 in marketing and fulfillment), and 57 in general and administrative (including executive management, finance, information technology services, compliance and human resources). Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate(s),” “anticipated,” “anticipation,” “assume(s),” “assumption(s),” “become(s),” “belief(s),” “believe(s),” “believed,” “could,” “designed,” “estimate,” “estimates,” “estimated,” “expect(s),” “expected,” “expectation(s),” “going forward,” “future,” “hopeful,” “hope(s),” “intend(s),” “intended,” “look forward,” “may,” “might,” “opportunity,” “opportunities,” “outlook(s),” “pending,” “plan(s),” “planned,” “potential,” “scheduled,” “shall,” “should,” “think(s),” “to be,” “upcoming,” “well-positioned,” “will,” “wish,” “would,” and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties, including the risks and uncertainties described below and elsewhere in this report. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as those described in other sections of this report, our other public filings and our press releases, conference calls and other public presentations.

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

Quarterly revenues and operating results of TradeStation Group have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•

general economic and market factors, including changes in the condition of the securities and futures markets, that affect active trading and brokerage revenues, including trade volume, market volatility, market direction or trends, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•

further changes in interest rates, most notably the federal funds target rate of interest – a significant portion of our revenues is interest income, and recent and expected decreases in short-term rates are expected to have a material negative impact on the interest income component of our brokerage revenues, and further decreases or increases could have a further material impact on our interest income (since there are relatively few, if any, costs associated directly with interest income, such impacts, if material, will also materially impact our net income and earnings per share);

•

the company’s ability (or lack thereof), based upon market conditions, the level of success of its marketing and product development and enhancement efforts, product and service quality and reliability, competition (including both price and quality-of-offering competition, which are intense) and other factors, to achieve significant, or any, net increases in daily average revenue trades (DARTs), brokerage accounts and brokerage revenues sequentially or year over year (for example, TradeStation’s DARTs decreased sequentially from second to third quarter in 2004 and in 2006, and net revenues decreased sequentially from second to third quarter 2006, and these items may decrease sequentially or year over year in subsequent periods);

•

with respect to net new customer accounts, the company’s ability (or lack thereof) to maintain or increase the rate of quarterly gross account additions and to continue to reduce the rate of quarterly account attrition (which has risen in recent quarters but then declined in the 2007 fourth quarter), which may not be successful despite the company’s recent and planned efforts to improve sales, marketing and customer service and retention methods and practices, and despite the reduction in attrition in the 2007 fourth quarter as compared to the 2007 third quarter and the company’s expectations that attrition will continue to decrease in the first and second quarter of 2008;

•

market or competitive pressure to lower commissions and fees charged to customers (which we have done several times over the years), or to reduce or eliminate monthly platform fees paid by brokerage customers (we have, on more than one occasion, materially reduced the trading activity thresholds our brokerage clients need to meet to qualify for a waiver of monthly platform fees), or to reduce interest rates charged to customers for margin loans or to increase the interest rates used to credit customers’ account cash balances;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) and the timing and success of new product, service or marketing initiatives;

•

technical difficulties, outages, errors and/or failures in our electronic and software products, services and systems relating to market data, order execution and trade processing and reporting, and other software or system errors and failures (outages or similar system errors have occurred as recently as December 2007 and January 2008), any of which could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences (also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify the negative consequences described above);

•	the success of our 2007 launch of a seamless forex trading platform;

•

acquisitions of businesses, assets, accounts or similar transactions relating to company growth or business strategies, which may significantly impact future financial results, our balance sheet and our cash position depending upon the type and size of any such transaction;

•

the effect of unanticipated increased infrastructure costs that may be incurred as the company seeks to increase its technology development headcount and resources (which it intends to do as quickly as possible in 2008) and grows its brokerage firm operations, adds accounts and introduces and expands existing and new product and service offerings, or acquires other businesses;

•

pending, potential or unforeseen third-party claims or regulatory matters that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments), or fines, than we currently estimate or expect;

•

variations from our expectations with respect to hiring and retention of personnel (we intend, for example, to hire several additional people in technology development), sales and marketing expenditures, technology development costs, compliance costs, or other expense items;

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

•

if revenues are lower than budgeted expectations, the negative effects of such lower revenues to our bottom line, including our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses are fixed expenses, i.e., do not vary with revenues in the short term);

•

the size and frequency of any trading errors or unsecured brokerage account debit balances for which we may ultimately suffer the economic burden, in whole or in part (including losses from third-party claims that may arise from time to time – since June 1, 2002, we have not carried errors or omissions insurance for third-party claims);

•

the appeal of our products and services to markets outside of the United States (principally Europe), given our lack of experience selling to markets outside of the United States, our success (or lack of success) in developing or enhancing products or services that may be more attractive to non-US traders, and the costs, including sales, marketing, compliance, administrative and development, that may be required to improve our chances of success in those markets (and our willingness to make those cost commitments or prioritize the use of our resources to focus more on those markets); and/or

•	the effect of any decision to suspend or terminate the company’s current share buyback plan or a decision to put in place additional share buyback plans or programs.

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

Decreases In Short-term Interest Rates Or In Our Customer Account Balances Reduce Our Interest Income, Which Is A Significant Component Of Our Brokerage Revenues, Net Revenues and Net Income

We derive a significant portion of our brokerage revenues from interest income on customers’ credit balances and account borrowings. Therefore, changes in interest rates or in the size of such balances and borrowings, depending upon the extent of the change, could materially change, positively or negatively (depending upon the direction of the change) the amount of our interest income. Recent and expected decreases in the federal funds target rate of interest have had, and are expected to continue to have, a negative impact on our interest income and, therefore, our brokerage revenues, net revenues and net income. Our Business Outlook for 2008 assumes that the federal funds target rate of interest will not fall below 2.50% in 2008. While we believe this represented the consensus prediction of market analysts at the time we published our Business Outlook, there are several experts who believe the rate may decrease to as low as 1.00% by the end of 2008. If the rate does decrease further, below our assumptions, that would result in additional negative impact, and could result in our Business Outlook estimates of net revenues and earnings per share being significantly higher than actual results, even if all other assumptions turned out to be correct (which, of course, is unlikely).

Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services in the industry, as well as consolidation of the types of financial instruments (equities, equity and index options, futures and forex) offered by firms. There has also been consolidation of online brokerage firms generally, as well as intense price competition. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will continue. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to focus more on the active trader market, including comparison advertisements with our active trader offering. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure (on transactional commissions, monthly platform fees and interest rates offered to customers for both credit balances and account borrowings); the timing and market acceptance of new products and services and enhancements developed by our competitors (including strategy back-testing and automation capabilities); market conditions, such as recession; the size of the active trader market today and in the future; data availability and cost; and exchange and third-party execution and clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to meet changing market demands for a unified, integrated trading platform that offers customers the ability to trade and manage portfolios containing multiple asset classes; our ability to design, improve and support materially error-free and sufficiently robust Internet-based systems; ease-of-use of our products and services; reliability of our products and services; and pricing decisions and other sales and marketing decisions and efforts.

If Rule-Based Trading, Which Is The Core Of Our Brokerage Service Offering And Selling Proposition, Turns Out Not To Be As Attractive To Online Traders As We Think It Will, Our Growth Opportunities Would Likely Be Limited

The foundation of our company and its growth and success to date has, we believe, been based on one core proposition, which is: self-directed active and serious traders are attracted to the concept of using computer software technology to use “rule-based” or “strategy” trading techniques to make their trading decisions, and that the attraction to, and acceptance of, this concept by the active trader market will grow significantly over time. If it turns out that such attraction and acceptance does not significantly grow over time, or diminishes, the size of our target market may turn out to be relatively small and, therefore, our opportunities for growth could be very limited.

Attrition Of Customer Accounts And Failure To Increase The Rate Of Growth Of Gross New Account Additions Could Materially Adversely Affect Our Operating Results.

Beginning in 2006, as a result (we believe) of strategic marketing initiatives in the form of price reductions implemented near the end of 2005, we increased substantially our rate of quarterly gross customer account additions, which was accompanied by an increase in quarterly account attrition. However, while we have generally maintained the rate of growth of our quarterly gross account additions throughout 2006 and 2007, our account attrition continuously increased over the first nine months of 2007, and peaked in the third quarter of 2007 (due, in part, we believe, to customer service and support levels that required improvement). We had implemented earlier in 2007 and are continuing to implement marketing and sales, and customer service and retention, plans and programs designed to maintain or increase gross account additions and reduce attrition. Our customer account attrition decreased, and our net accounts increased, in the 2007 fourth quarter, and we expect customer account attrition to be lower than the 2007 third quarter in the first and second quarters of 2008. However, if we are not in future periods able to maintain or increase the rate of quarterly gross customer account additions and reduce the rate of customer account attrition despite our continuing efforts to improve sales, marketing and customer service and retention methods and practices, our recurring revenues and results of operations will be adversely affected.

If We Are Unable To Accelerate Or Otherwise Improve Our Technology Development Schedule With Respect To Release Or Launch Dates Of Planned Product And Service Initiatives And Enhancements, The Quality Of Our Products And Services And Competitiveness In The Active Trader Market May Decline

We currently have several technology development projects and initiatives in progress to launch new or enhanced features, products and services we believe will increase and improve the quality of our offering, our competitiveness in the marketplace, our ability to penetrate further the active trader market in the U.S. and abroad and certain segments of the buy side institutional trader market, and customer retention. We believe it is important to accelerate or otherwise improve the currently-planned release dates of these products and initiatives and, toward that end, are seeking to increase our technology headcount in 2008. Despite our efforts, it is difficult to quickly hire qualified technology personnel who will be able to make significant positive contributions in the short term, and, if we fail to increase adequately or otherwise use effectively and efficiently our technology development resources to complete and launch these projects and initiatives, we may lose market share or suffer other material, adverse consequences.

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

We have experienced several delays and outages since we launched our online trading platform, many of which related to data vendor, clearing agent, exchange and ECN outages or issues which are beyond our control. There have also been several market data and order execution outages recently, as well as failures to perform on our part and on the part of the brokerage firm’s back-office system vendor. Any major system failure or outage (or series of frequent failures or outages), regardless of the cause, could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences. Also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify these negative consequences.

Additionally, as a general matter not applicable only to our company, the integrity of these types of systems may be attacked by persons sometimes referred to as “hackers” who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, “cyberterrorism,” should it occur, may significantly affect people’s willingness to use Internet-based services, particularly ones that involve their personal or company’s assets. See “Our Systems And Our Customers’ Accounts May From Time To Time Be Vulnerable To Security Risks That Could Disrupt Operations, Harm Our Reputation And Expose Us To Potential Liability” above.

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

The Loss Of Key Employees Could Decrease The Quality Of Our Management And Operations

Our success depends to a very significant extent on the continued availability and performance of a number of senior management and product development personnel. The loss of one or more of these key employees could have a material adverse effect on our company. In particular there may be adverse consequences to the company and/or its operations as a result of the recent change in company senior management roles, which included the transition, in early 2007, of William Cruz and Ralph Cruz, the company’s co-founders and co-chairmen, out of their day-to-day senior management roles as Co-CEOs. The causes of potential adverse consequences may include changes in management styles or decisions that produce less favorable results than would have been produced under the prior management structure.

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

The Nature Of Our Business Results In Potential Liability To Customers

Many aspects of the securities, futures and forex brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been a high incidence of litigation involving the securities and futures brokerage industry, including both class action and individual suits and arbitrations that generally seek substantial damages, including in some cases punitive damages. The technology we use and rely upon, in addition to offering charting, trade analysis and trade execution services of various kinds, is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections or limitations in their designs or performance, may operate too slowly, fail, cause confusion or uncertainty to the user, or operate or produce results not understood or intended by the user. An investor or trader using either our full electronic trading platform or our subscription service might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading software tools or systems, or inaccurate assumptions made by the trading software tools regarding data, or inaccurate data. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not currently carry any errors or omissions insurance that might cover, in part, some of the above-described risks. While our contracts with customers are, we believe, clear that customers who do business with us must knowingly assume all of the risks described above, there can be no assurance that a judge, arbitrator or regulator would enforce or honor such contractual provisions. See “Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity” and “Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers” above.

Dependence Upon Outside Data Sources And Clearing Relationships Creates Risks Outside Of Our Control Which May Affect Our Ability To Provide, And Our Cost To Provide, Market Data And Clearing And Account Services

Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain NYSE, AMEX, NASDAQ, regional equities exchange, Options Price Reporting Authority (OPRA), CME, CBOT, New York Mercantile Exchange/Commodities Exchange (NYMEX/COMEX), New York Board of Trade (NYBOT), OneChicago and EUREX futures real-time market data directly from those exchanges, and real-time market depth displays directly from ECN book services, but obtain other market data (such as forex data), fundamental data and news pursuant to non-exclusive licenses from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage customers are obtained from established clearing agents and, with respect to our self-clearing operations, our software system licensing agreement with SunGard. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for transactional clearing fees and charges, and the contract with the forex dealer provides that we will not share in the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing agent in response to a substantial increase in our clearing costs imposed by our former futures clearing agent. Changes (or, in some cases, the failure or inability to make changes) in our relationships with one or more of these third parties, or involuntary termination of one or more of those relationships, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We May Be Subject To Intellectual Property Litigation

There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, there was an infringement claim asserted against us and eight other online brokerage firms by a company named Datamize, Inc., which could have had a material adverse effect on our business, financial condition, results of operations and prospects if it was successful (we settled the suit in December 2004 for an amount immaterial to our financial statements). Such a case, as well as any other infringement case that may be brought against us, could result in our being unable to use intellectual property which is integral to our business.

We May Not Be Able To Adequately Protect Or Preserve Our Rights In Intellectual Property

Our success is and will continue to be heavily dependent on proprietary technology, including existing trading software, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, patent protection, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. We own one patent, and also have pending patent applications covering the TradeStation electronic platform, but we do not yet know for certain if the patents will be issued. Policing unauthorized use of our products and services is difficult, however, and we may be unable to prevent, or unsuccessful in attempts to prevent, theft, copying, infringement or other unauthorized use or exploitation of our product and service technologies. There can be no assurance that the steps taken by us to protect (or defend) our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

Self-Clearing Equity Trades For Active Trader Accounts Has Risks

Self-clearing operations for our active trader equities accounts (stocks and ETFs) began in September 2004 and for equity and index options trades began in March 2005. Prior to the September 2004 conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns, as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. Errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities transactions, the custody and control of client securities and other assets, or otherwise relating to the handling of our clients’ securities and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors. Also, our savings from self-clearing may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations rely on the Phase3 self-clearing software licensed to us by SunGard, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results.

Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Or SRO Actions Against Us

The securities and futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well. The various governmental authorities and industry SROs that supervise and regulate our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. Additionally, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business. For example, about seven years ago, the NYSE and FINRA required brokerage firms to establish systems that enabled them to identify “pattern day traders” and to ensure that those types of accounts maintained higher minimum account balances and stricter margin maintenance requirements. In a more recent example, in January 2005 new “short sale” rules promulgated by the SEC became effective that could have materially, adversely affected our ability to provide quality short sale brokerage services to our equities brokerage customers. Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other operations personnel and enter into suitable contractual relationships with appropriate vendors, lenders and counterparties. We currently have a pending issue relating to short interest that could have negative consequences for our brokerage. In general, our brokerage could be subject to disciplinary or other regulatory or legal actions, fines and penalties in the future due to noncompliance.

There Are Risks Relating To Our Ability To Maintain Customer Privacy And Security And That Increased Government Regulation Of Internet Business May Occur

Customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers’ funds, due to privacy or security concerns. This risk will grow if, as and to the extent

“cyberterrorism” occurs or is perceived to be a viable, prominent threat or likelihood to occur (or recur on a regular basis). We do incorporate security measures into our privacy policies. However, no assurances can be made that a breach of such measures will not occur, and a major breach of customer privacy or security could have serious consequences for our Internet-based operations, which are central to our business. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects or otherwise, that could also have significant negative consequences for the growth of our current and planned operations. See “Our Systems and Our Customers’ Accounts May From Time to Time be Vulnerable to Security Risks that Could Disrupt Operations, Harm Our Reputation and Expose Us to Potential Liability” above.

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the use of cash in acquisitions or other strategic ventures should any occur; significant, increased infrastructure and operating costs as our business grows (through acquisition, joint venture or otherwise); large cash or security deposit requirements (which were $23.9 million as of March 3, 2008, and which are expected to increase as our business grows); and increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues, net income or cash flows from our operations and may be secured by substantially all of our assets. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

Our Brokerage Must Meet Net Capital And Other Financial Requirements As A Broker-Dealer That, If Not Satisfied, Could Result In Severe Penalties Or Other Negative Consequences, And Which At All Times Limit Our Right To Use All Of The Brokerage’s Cash

The SEC, FINRA, the CFTC, the NFA, the DTCC (i.e., NSCC and DTC), the OCC, certain exchanges and other regulatory and self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants, large, fluctuating cash deposit requirements, and reserve, settlement and other financial requirements. Net capital is the net worth of the regulated company (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by FINRA or the NFA, and it could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which in turn could materially impact our available working capital and materially impact or limit our ability to make acquisitions, repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “We May Need Cash In The Foreseeable Future” above.

The Ownership Interests Of The Cruzes In TradeStation Group Means That Important Decisions Affecting The Company May Be Concentrated In The Judgment Of Two Related Individuals

As of March 3, 2008, affiliates of William R. Cruz and Ralph L. Cruz (the non-executive Co-Chairmen of our company) owned approximately 29% of the outstanding shares of our common stock, and we believe that no other shareholder or related group owned more than 7%. Therefore, the Cruzes have significant control over TradeStation Group on matters subject to shareholder approval, including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets that may be proposed. The Cruzes’ family limited partnerships which own these shares have recently entered into 10b5-1 sales plans pursuant to which the Cruzes’ combined beneficial ownership of the company may be reduced to under 19% as early as summer of 2008, which, if it occurs, will reduce but not eliminate the potential controlling effect of their ownership described above.

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

Our brokerage operations were formerly headquartered in 11,800 square feet of office facilities in Boca Raton, Florida pursuant to a lease that expired in February 2007. All of this space was subleased through February 2007 at lease rates significantly lower than the rates we paid.

Our brokerage operations include a 10,400 square foot branch office in Chicago, Illinois, pursuant to a lease that expires at the end of February 2012.

Our technologies subsidiary has an approximately 13,500 square foot leased facility in Richardson, Texas (expiring July 31, 2012) from which certain technology development and technical operations are conducted. A portion of those facilities serve as a branch office for TradeStation Securities. We also lease exclusive rack space for our data server farms at two sites; one site is in Richardson, Texas (which is currently month-to-month) and the other site is in Chicago, Illinois (made up of various leases, the last of which expires in December 2008).

Our United Kingdom subsidiary leases an office in London, England, pursuant to a lease that expires December 16, 2008.

We believe that our facilities are adequate to support our current operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against TradeStation Group, certain of its directors and executive officers and certain family partnerships owned by the two former Co-Chief Executive Officers. On July 25, 2003, Benedict S. Gambino, from whom the company, on October 18, 2002, purchased 2,417,000 shares of company common stock in a private transaction, filed a lawsuit against the company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the company, on November 26, 2002, purchased 1,000,000 shares of company common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the company, William Cruz and Ralph Cruz, family partnerships owned and controlled by William Cruz and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims related to his family partnership’s sale, on May 1, 2002, of 3,000,000 shares of company common stock to family partnerships owned by William Cruz and Ralph Cruz, and Mr. zum Tobel’s claims related to his family partnership’s sale, on May 3, 2002, of 133,942 shares of company common stock to Charles Wright. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits sought rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees.

The Gambino case was settled and, pursuant to the settlement agreement dated November 3, 2006, was dismissed with prejudice. The Gambino settlement was not material to our consolidated financial position, results of operations or cash flows in any period. In both the Allen and Tafazzoli/zum Tobel lawsuits, the cases went to trial and judge and jury verdicts (the Allen case in the 2007 second quarter and the Tafazzoli/zum Tobel case in the 2008 first quarter), which found in favor of the company and all other defendants on all claims, i.e., finding no liability on the part of any of the defendants. The Allen case is currently on appeal and a notice of appeal will likely soon be filed by the plaintiffs in the Tafazzoli/zum Tobel case.

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al.. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The complaint alleges that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The complaint alleges that TradeStation Technologies, Inc. conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The complaint attempts to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. The complaint asserts actual damages of at least $32.0 million. The case is at a very early stage, but based upon a preliminary review of the facts by both the company’s outside legal counsel and the company, there does not appear to be any basis to impose liability on TradeStation Securities or TradeStation Technologies.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including a matter recently settled with FINRA’s Division of Enforcement relating to FINRA OATS reporting for payment by the company of the sum of $750,000 (which has been fully paid), and a pending matter with FINRA’s Division of Enforcement, which commenced in 2006, relating to short interest reporting during several months following our conversion to self-clearing operations in September 2004, and one pending FINRA arbitration and one pending NFA arbitration, each incidental to, and part of the ordinary course of, its business. The pending FINRA regulatory matter could ultimately result in a censure, sanction, fine and other negative consequences.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

Common Stock Information

Our common stock, par value $.01 per share, is listed on The NASDAQ Global Select Market under the symbol “TRAD.” The high and low closing sales prices based on actual transactions on The NASDAQ Global Select Market during each of the quarters presented were as follows:

	Closing Sales Price
	High	Low
2006:
First Quarter	$17.69	$13.19
Second Quarter	16.17	11.99
Third Quarter	15.80	11.38
Fourth Quarter	16.39	13.10
2007:
First Quarter	$13.56	$11.66
Second Quarter	14.01	11.36
Third Quarter	11.95	10.02
Fourth Quarter	14.73	11.22
2008:
First Quarter (through March 3, 2008)	$13.91	$9.55

As of March 3, 2008, there were 81 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 7,000 beneficial owners.

Dividend Policy

We intend to retain future earnings to finance our growth and development and/or to consider, from time to time, engaging in stock buyback plans or programs, and therefore do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2007, 2006, or 2005.

Share Repurchases

In October 2006, our Board of Directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, $1,250,000 of company cash during each full calendar month (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

The following table sets forth information on our common stock buyback program for the quarter ended December 31, 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
October 2007	102,800	$12.16	1,176,275	$45,500,000
November 2007	107,100	11.66	1,283,365	44,250,000
December 2007	93,100	13.42	1,376,465	43,000,000

Total	303,000	12.37

Performance Graph

The following graph shows an annual comparison for the period covering December 31, 2002 through December 31, 2007 of cumulative total returns to shareholders of TradeStation Group, Inc., NASDAQ Composite Index and Index for NASDAQ Stocks (SIC 6210-6219 U.S. Companies) of U.S. security brokers, dealers, and flotation companies. In our 2006 annual report to shareholders, we used Index for NASDAQ Stock Market (U.S. Companies) instead of the NASDAQ Composite Index used in this graph. The Index for NASDAQ Stock Market (U.S. Companies) was retired and the company believes that the NASDAQ Composite Index is the most comparable Index to the retired Index. Shareholders are cautioned that this graph shows total returns to investors only as of the dates noted and may not be representative of the total returns for any other past or future period.

Total Returns Index for:	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
TradeStation Group, Inc.	100.00	615.28	488.19	859.72	954.86	986.81
NASDAQ Composite	100.00	149.66	164.53	168.45	187.69	204.59
NASDAQ Stocks (SIC 6210-6219 US companies) Security Brokers, Dealers and Flotation Companies	100.00	141.13	150.10	191.47	262.16	285.63

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Income Data presented below for the years ended December 31, 2007, 2006 and 2005, and the Consolidated Balance Sheet Data as of December 31, 2007 and 2006, have been derived from our Consolidated Financial Statements included on pages F-1 through F-34 of this report, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The Consolidated Statement of Income Data presented below for the years ended December 31, 2004 and 2003, and the Consolidated Balance Sheet Data as of December 31, 2005, 2004 and 2003, have been derived from audited financial statements not included in this report. See also Note 17 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly unaudited financial information for fiscal years 2007 and 2006.

	YEAR ENDED DECEMBER 31
	2007	2006	2005	2004	2003
	(In thousands, except per share data and footnotes)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
Brokerage commissions and fees	$99,945	$78,829	$65,953	$56,506	$48,128
Interest income	47,924	44,587	24,490	6,358	3,054
Brokerage interest expense	5,120	4,635	3,513	710	—

Net interest income	42,804	39,952	20,977	5,648	3,054
Subscription fees	7,948	8,584	8,120	8,125	7,033
Other	858	1,181	1,949	1,989	2,258

Net revenues	151,555	128,546	96,999	72,268	60,473

Expenses:
Employee compensation and benefits	34,179	29,379	23,027	20,324	18,186
Clearing and execution	32,262	26,107	20,097	18,885	17,895
Data centers and communications	8,186	6,453	5,714	5,905	5,183
Advertising	5,587	4,315	3,830	2,737	1,325
Professional services	3,270	3,411	2,987	2,414	730
Occupancy and equipment	2,802	2,549	2,641	2,470	2,394
Depreciation and amortization	4,009	2,508	1,771	1,979	2,256
Other	5,161	3,854	4,415	2,741	1,611

Total expenses	95,456	78,576	64,482	57,455	49,580

Income before income taxes	56,099	49,970	32,517	14,813	10,893
Income tax provision (benefit)	20,728	18,951	11,451	119	(731)

Net income	$35,371	$31,019	$21,066	$14,694	$11,624

Earnings per share:
Basic	$0.80	$0.70	$0.49	$0.35	$0.29
Diluted	0.78	0.67	0.48	0.33	0.27
Dividends declared per share	—	—	—	—	—
Weighted average shares outstanding:
Basic	44,246	44,591	42,728	41,658	40,467
Diluted	45,221	45,972	44,177	44,317	43,390

	DECEMBER 31
	2007	2006	2005	2004	2003
	(In thousands, except footnotes)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (1)	$103,699	$74,539	$75,102	$32,111	$30,485
Cash segregated in compliance with federal regulations (2)	475,969	417,501	426,062	347,095	532
Receivables from brokers, dealers, clearing organizations and clearing agents	23,426	34,867	36,033	19,404	527
Receivables from brokerage customers, net	93,932	77,022	58,133	56,985	—
Deposits with clearing organizations and clearing agents	23,964	20,180	11,243	14,498	—
Total assets	744,687	649,087	615,134	479,676	38,001
Capital lease obligations (3)	—	—	—	8	194
Shareholders’ equity	143,958	118,205	82,521	49,325	29,746

(1)	Includes restricted cash of $1.2 million, $1.4 million, $1.7 million, $1.9 million, and $2.2 million at December 31, 2007, 2006, 2005, 2004, and 2003, respectively. See Note 15 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash. Based upon the year-end calculation of cash segregated in compliance with federal regulations (see below), cash and cash equivalents may increase or decrease on the first or second business day subsequent to year end. On January 2, 2008, cash and cash equivalents decreased by $7.0 million. On January 3, 2007, cash and cash equivalents increased by $7.6 million. On January 4, 2006, $9.5 million of the $75.1 million of cash and cash equivalents was transferred to cash segregated in compliance with federal regulations. On January 4, 2005, cash and cash equivalents was increased by $4.0 million. See Note 2 below.
(2)	On the first or second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On January 2, 2008, the December 31, 2007 cash segregated in compliance with federal regulations of $476.0 million was increased by $7.0 million to $483.0 million. On January 3, 2007, the December 31, 2006 cash segregated in compliance with federal regulations of $417.5 million was decreased by $7.6 million to $409.9 million. On January 4, 2006, the $426.1 million of cash segregated in compliance with federal regulations as of December 31, 2005 was increased by $9.5 million to $435.6 million. On January 4, 2005, the December 31, 2004 cash segregated in compliance with federal regulations of $347.1 million was decreased by $4.0 million to $343.1 million.
(3)	Capital lease obligations, if any, are included in “accrued expenses” in the Consolidated Balance Sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report and the Risk Factors set forth in Item 1A of this report.

Overview

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., an online broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two established operating subsidiaries. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning electronic trading platform that enables traders to test and automate “rule-based” trading strategies (both technical and fundamental) across multiple asset classes, namely, equities, equity and index options, futures and forex. The company’s third subsidiary, TradeStation Europe Limited, a United Kingdom private company authorized and regulated by the UK FSA as an introducing broker, is in an early phase of operations. TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the NYSE, FINRA, SIPC, NFA, DTCC, OCC, AMEX, BOX, CBOE, CHX, ISE, NYSE ARCA and PHLX. TradeStation Securities’ business is also subject to the rules and requirements of the SEC, CFTC and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

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

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base and terminated Broadcort’s clearing services. Self-clearing has provided substantial cost savings and efficiencies. TradeStation Securities currently clears institutional account securities trades through Bear, Stearns Securities Corp. on a fully-disclosed basis, or provides order execution services on a DVP/RVP basis with the orders cleared and settled by the client’s prime brokerage firm. Futures trades are cleared through R.J. O’Brien & Associates on a fully-disclosed basis and, for certain institutional futures accounts, order execution services are provided on a “give-up” basis with the orders cleared and settled by the client’s prime brokerage firm. Forex trades, through July 15, 2005, were cleared through R.J. O’Brien Foreign Exchange and, subsequent to July 15, 2005, through GAIN Capital Group, Inc., each on a fully-disclosed basis (Bear, Stearns Securities Corp., Broadcort, R.J. O’Brien & Associates, R.J. O’Brien Foreign Exchange, and GAIN Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In an amendment dated as of October 1, 2007, TradeStation Securities and GAIN Capital extended their agreement to December 31, 2009, and GAIN agreed to make available to TradeStation’s forex customers the “inside” quotes and spreads generally made available to GAIN’s institutional customers that demand or seek the tightest inside spreads per currency pair, in exchange for TradeStation’s agreement to no longer share those spreads with GAIN Capital. On March 1, 2008, TradeStation and R.J. O’Brien extended their agreement to December 31, 2010. The extended term provides for the payment of higher fixed monthly clearing fees for all electronic futures contracts, and incremental per contract clearing fees if TradeStation’s futures volume reaches a certain level (far above its current volume), and continues to provide interest sharing on futures account cash balances substantially similar to the interest-sharing arrangement that had been in place.

Effective January 1, 2006, a brokerage account has been defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days. The effect of this modified account definition was a net positive adjustment of 511 accounts as of January 1, 2006 (i.e., a positive adjustment to the number of futures and forex accounts exceeded a negative adjustment to the number of equities accounts by 511). Periods prior to 2006 have not been and will not be restated to reflect the modification to the definition. As of December 31, 2007, TradeStation Securities had 36,736 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 5,234 accounts, or 17%, when compared to the 31,502 accounts as of January 1, 2007.

During the year ended December 31, 2007, TradeStation Securities’ brokerage customer account base averaged 79,928 daily average revenue trades (often called “DARTs”), an increase of 32% when compared to 60,706 during 2006. The following table presents certain brokerage metrics and account information:

	For the Years Ended December 31,			% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Daily average revenue trades (DARTs)	79,928	60,706	42,714	32%	42%
Client Trading Activity – Per Account
Trades	632	512	513	23%	0%
Net revenue per account	$4,154	$4,147	$4,129	0%	0%

				% Change
	As of			Dec 31, 2007 vs.	Dec 31, 2006 vs.
	Dec 31, 2007	Dec 31, 2006	Jan 1, 2006	Dec 31, 2006	Jan 1, 2006
Client Account Information
Total brokerage accounts	36,736	31,502	24,484	17%	29%
Average assets per account – equities	$79,169	$79,998	$85,196	(1)%	(6)%
Average assets per account – futures	$18,829	$19,034	$17,424	(1)%	9%

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge commissions based on share volume and number of contracts traded (and not by revenue trade used to calculate DARTs). For futures, we charge commissions on a per contract basis (so each futures revenue trade included to calculate DARTs represents a round-turn commissionable contract traded). It should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

TradeStation Technologies, the company’s other established operating subsidiary, owns all of our intellectual property. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee.

We also have a United Kingdom subsidiary, TradeStation Europe Limited, which is currently in an early phase of operations. In February 2006, TradeStation Europe became authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may solicit and introduce UK clients who are active, experienced traders to its US affiliate for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its European “passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Union.

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

Brokerage Commissions and Fees and Net Interest Income

Brokerage commissions and fees and net interest income are the key components of our results of operations and are comprised mainly of: (i) brokerage commissions and fees earned from securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation online trading platform; and (ii) net interest earned and paid from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents. Brokerage commission income and related clearing costs are recorded on a trade date basis as transactions occur. Platform fees are recorded on a monthly basis as services are provided. Interest revenue and interest expense are recorded as interest is earned or incurred.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. As required by FIN 48, we recognized the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial statements. As of January 1, 2007, we had a liability for unrecognized tax benefits of $560,000, which was increased to $638,000 during the 2007 year. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to our effective tax rate because the difference is temporary in nature. We do not anticipate any significant changes in uncertain tax positions over the next twelve months.

In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. As of December 31, 2007 and 2006, we had no valuation allowance on our deferred income tax assets. In December 2005, we reversed a valuation allowance of $926,500. The result of the $926,500 reversal was a reduction to the 2005 income tax provision recorded in the consolidated statement of income. The 2005 decision to reverse the valuation allowance was triggered by our continued profitability and the accelerated growth of our income before income taxes during the previous four years, as well as the expectation that we will continue to have income before income taxes in future years. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

See Note 11 of Notes to the Consolidated Financial Statements – INCOME TAXES for additional discussion of income taxes.

Uninsured Loss Reserves

Effective June 1, 2002, we decided to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. We recently reviewed this insurance with insurance agents and our view remains unchanged. Each quarter, we continue to evaluate our accruals, if any, for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements, as necessary. During 2005, we recorded approximately $300,000 of expenses primarily as a result of the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods. As of December 31, 2007, we had recorded $750,000 for a tentative settlement with FINRA regarding its investigation of our OATS reporting in prior periods, and such amount was paid in January 2008.

Results of Operations

For the three years ended December 31, 2007, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment primarily represents the operations of TradeStation Securities and, to a lesser extent, the operations of TradeSation Europe Limited. The software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in

2000. As a result, our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. For the years ended December 31, 2007, 2006 and 2005, the brokerage services segment accounted for approximately 94%, 92% and 89%, respectively, of our total consolidated net revenues. For the years ended December 31, 2007, 2006 and 2005, approximately 52%, 56% and 60%, respectively, of net revenue from the brokerage services segment was derived from equities and standardized equity option accounts. Conversely, for the years ended December 31, 2007, 2006, and 2005, approximately 48%, 44% and 40%, respectively, of net revenue from the brokerage services segment was derived from futures and forex accounts. Given the size of the percentage of revenue from the brokerage services segment, other than our discussion and table in Note 16 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. See also Note 17 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION, for quarterly unaudited financial information for fiscal years 2007 and 2006. The following table summarizes our consolidated statements of income data and presentation of that data as a dollar change and percentage of change from period to period:

	For the Years Ended December 31,			2007 vs. 2006 Variance		2006 vs. 2005 Variance
	2007	2006	2005	$	%	$	%
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$99,945	$78,829	$65,953	$21,116	27	$12,876	20
Interest income	47,924	44,587	24,490	3,337	7	20,097	82
Brokerage interest expense	5,120	4,635	3,513	485	10	1,122	32

Net interest income	42,804	39,952	20,977	2,852	7	18,975	90
Subscription fees	7,948	8,584	8,120	(636)	(7)	464	6
Other	858	1,181	1,949	(323)	(27)	(768)	(39)

Net revenues	151,555	128,546	96,999	23,009	18	31,547	33

Expenses:
Employee compensation and benefits	34,179	29,379	23,027	4,800	16	6,352	28
Clearing and execution	32,262	26,107	20,097	6,155	24	6,010	30
Data centers and communications	8,186	6,453	5,714	1,733	27	739	13
Advertising	5,587	4,315	3,830	1,272	29	485	13
Professional services	3,270	3,411	2,987	(141)	(4)	424	14
Occupancy and equipment	2,802	2,549	2,641	253	10	(92)	(3)
Depreciation and amortization	4,009	2,508	1,771	1,501	60	737	42
Other	5,161	3,854	4,415	1,307	34	(561)	(13)

Total expenses	95,456	78,576	64,482	16,880	21	14,094	22

Income before income taxes	56,099	49,970	32,517	6,129	12	17,453	54
Income tax provision	20,728	18,951	11,451	1,777	9	7,500	65

Net income	$35,371	$31,019	$21,066	$4,352	14	$9,953	47

Years Ended December 31, 2007 and 2006

Net revenues were $151.6 million for the year ended December 31, 2007, as compared to $128.5 million for the year ended December 31, 2006, an increase of $23.0 million, or 18%. The primary reasons for this growth were increases in brokerage commissions and fees of $21.1 million, or 27%, as a result of higher trade volume related mostly to growing our brokerage account base and higher market volatility in the second half of 2007, and an increase in net interest income of $2.9 million, or 7%, as a result of higher aggregate cash and margin balances, partially offset by a decrease in subscription fees and other revenues and decreases in the federal funds target rate of interest, which affected the rate of growth of our net interest income.

Net income was approximately $35.4 million for the year ended December 31, 2007, as compared to approximately $31.0 million for the year ended December 31, 2006, an increase of approximately $4.4 million, or 14%, due primarily to our 18% year-over-year increase in net revenues and a lower effective tax rate in 2007, partially offset by a 21% year-over-year increase in total expenses.

Income before income taxes was $56.1 million (37% of net revenues) for the year ended December 31, 2007, as compared to $50.0 million (39% of net revenues) for the year ended December 31, 2006, an increase of $6.1 million, or 12%. Our improvement in income before income taxes was due primarily to our increased brokerage commissions and fees of $21.1 million and increased net interest income of $2.9 million, partially offset by increased clearing and execution costs of $6.2 million and increased employee compensation and benefits of $4.8 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 39% to 37% due primarily to the increase in employee compensation and benefits, which resulted from merit increases and increased employee headcount, and in other fixed costs associated with the growth of the Company’s infrastructure.

During the year ended December 31, 2007, we recorded an income tax provision of $20.7 million, or 37% of our income before income taxes, as compared with $19.0 million, or 38% of our income before income taxes, during the year ended December 31, 2006.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform or other brokerage services. For the year ended December 31, 2007, brokerage commissions and fees were approximately $99.9 million, as compared to approximately $78.8 million for the year ended December 31, 2006. This $21.1 million, or 27%, increase was due primarily to increased brokerage commissions of $16.7 million from higher trading volume related primarily to growing our brokerage customer account base and increased market volatility in 2007 (generally, as market volatility increases our customer accounts’ trade volume increases) and, to a lesser extent, revenue received for providing order flow of equity option trades (which began in the first quarter of 2007) of $2.1 million, increased platform and other fees, related to account growth, of $1.2 million and exchange fee revenue of $1.2 million resulting from a change in classification as revenue, beginning July 1, 2007, of certain exchange fees previously recorded as an offset to expenses. This change in classification resulted from the company increasing its fees for certain exchange products in excess of the amount it is charged for such products by the vendors of those data service products. We continuously review and assess our pricing – both commissions and platform fees. Our brokerage commissions and fees in future periods will depend on a number of factors, including our ability to add new accounts and retain existing accounts, market volatility and other market conditions, success or failure of sales and marketing campaigns, and competitive price pressure.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. Most of our interest income is tied directly or indirectly to the federal funds target rate of interest. For the year ended December 31, 2007, interest income was $47.9 million as compared to $44.6 million for the year ended December 31, 2006. This $3.3 million, or 7%, increase was due primarily to account growth, partially offset by decreases in the federal funds target rate of interest. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest (which is driven by the target rate and the direction the markets believe the target rate will move) and, for futures accounts, it is based directly on the federal funds target rate of interest. Our weighted average interest rate will likely be substantially lower during the year ended December 31, 2008 as compared to our weighted average interest rate during the year ended December 31, 2007. On September 18, 2007, the federal funds target rate of interest was reduced by 50 basis points, and on each of October 31st and December 11th it was reduced by another 25 basis points. In 2008, the federal funds target rate of interest was further reduced by 75 basis points on January 22nd and by 50 basis points on January 30th to its current rate of 3.00%, and more rate cuts are expected. We estimate, based on the size and nature of our customer assets as of December 31, 2007 (and assuming for this purpose there is no increase or decrease in those customer assets), that each basis point increase or decrease in the federal funds target rate of interest impacts our annual net income by approximately $60,000. Interest income for future periods may be materially affected by further decreases, “no actions” or by unexpected increases of the federal funds target rate of interest and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. For the year ended December 31, 2007, brokerage interest expense was $5.1 million, as compared to $4.6 million for the year ended December 31, 2006. This $486,000, or 10%, increase was due primarily to account growth and, to a lesser extent, an increase in the interest rates offered to equities customers on the cash balances in their accounts. During 2007, the average annual credit interest rate paid to our equities customers was approximately 1.25%, as compared to 1.19% during 2006. Futures and forex customers are not paid interest on the cash balances in their accounts. As of December 31, 2007, our equities customers earned interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000. Factors that will affect brokerage interest expense in the future include: the growth (if any) and mix of growth of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in the federal funds target rate of interest or for other business reasons). As of January 2008, in response to the third and fourth quarter 2007 reductions in the federal funds target rate of interest, the interest rate we paid to our equities customers with account balances in excess of $10,000, for the portion in excess of $10,000, was reduced from 1.25% to 1.00% per annum.

Subscription Fees – Subscription fees are primarily comprised of monthly fees earned by our TradeStation Technologies subsidiary for providing streaming, real-time, Internet-based trading analysis software tools and data services to non-brokerage customers. Subscription fees were approximately $7.9 million for the year ended December 31, 2007, as compared to approximately $8.6 million for the year ended December 31, 2006, a decrease of $636,000 or 7%. This decrease in subscription fees was due to a decrease in the number of subscribers. The decrease was partially offset by a monthly price increase, effective May 1, 2006, of approximately $50 per subscription. The amount of subscription fees in the future will depend upon the number of subscription terminations each month and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Other – Other revenues consist primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform and, to a lesser extent, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. Other revenues were approximately $858,000 for the year ended December 31, 2007, as compared to approximately $1.2 million for the year ended December 31, 2006, a decrease of $323,000, or 27%. This decrease was due primarily to a $416,000 decrease in royalties and similar fees received from third parties, partially offset by an increase in training workshop revenue of $63,000. The decrease in royalties is the result of not having marketed legacy customer software products since 2000. As expected, royalties and similar fees from third parties have continued to decrease and reached a de minimus amount in 2007.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions, bonuses, stock-based compensation and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $34.2 million for the year ended December 31, 2007, as compared to $29.4 million for the year ended December 31, 2006, an increase of $4.8 million, or 16%. This increase was due primarily to increases in wages paid to employees of $2.7 million, stock-based compensation of $941,000, sales commissions of $665,000, and, to a lesser extent, increases in employee benefits of $479,000, recruitment and related expenses of $303,000 and payroll taxes of $196,000, partially offset by a decrease in bonus expense of $472,000. The increase in wages was due primarily to our annual salary merit increases (effective January 2007) and increased headcount. At December 31, 2007, there were 318 full-time equivalent employees as compared to 302 full-time equivalent employees, a 5% increase, at December 31, 2006. Employee compensation and benefits expenses are anticipated to increase during 2008 due to annual merit increases, planned additions to employee headcount to support the anticipated growth of our business, and the expected 100% acceleration of vesting of employee stock options granted prior to February 2007 to our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Growth Officer. The 100% acceleration of vesting is expected under a provision of their stock option agreements that is triggered if the aggregate beneficial ownership of William Cruz and Ralph Cruz, the company’s founders and Co-Chairmen of the Board, falls beneath 25% — which may occur as early as the 2008 second quarter, pursuant to 10b5-1 sales programs the Cruzes entered into in February 2008. If this event occurs, the net additional compensation and benefits expense from this acceleration would be approximately $1.2 million and $834,000 for the 2008 second quarter and for the year ending December 31, 2008, respectively. Of this amount, the expense associated with our Chief Executive Officer would be approximately $753,000 and $528,000 for the 2008 second quarter and for the year ending December 31, 2008, respectively.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $32.3 million for the year ended December 31, 2007, as compared to $26.1 million for the year ended December 31, 2006, an increase of $6.2 million or 24%, as a result of higher trade volume that resulted from the growth of accounts and higher market volatility. Clearing and execution costs as a percentage of brokerage commissions and fees, which will vary depending on the mix of business, decreased to 32% during 2007, as compared to 33% during 2006.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, Internet and other communications costs. Data centers and communications expenses were approximately $8.2 million for the year ended December 31, 2007, as compared to $6.5 million for the year ended December 31, 2006, an increase of $1.7 million, or 27%. The increase was primarily a result of a $637,000 increase in circuits to connect our server farms to data providers and electronic marketplaces, a $510,000 increase in rack space, power and bandwidth charges at our server farms, a $445,000 increase in exchange fees (net of certain recoveries), and a $140,000 increase in server maintenance and other telecommunication expenses. The increase in exchange fees was impacted by the classification as revenue, beginning July 1, 2007, of certain fees charged to customers, which were recorded as an offset to data centers and communications expense during the prior year. This change in classification resulted from the company increasing its fees for certain exchange products in excess of the amount it is charged for such products by the vendors of those data service products. We anticipate data centers and communications expenses to increase during 2008 due to the expansion of capacity recently made to our data server farms and as we grow our customer base.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits, and related postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the year ended December 31, 2007 were $5.6 million, as compared to $4.3 million for the year ended December 31, 2006, an increase of $1.3 million, or 29%, due primarily to increased media placement during 2007. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time, and the evolution of our sales force.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were $3.3 million for the year ended December 31, 2007, as compared to $3.4 million for the year ended December 31, 2006, a decrease of $140,000, or 4%, due primarily to $443,000 in reimbursed legal fees resulting from a May 2007 verdict in favor of the company and its directors and officers in a securities fraud litigation, and decreases in fees for accounting and tax professionals of $113,000, partially offset by an increase in legal fees and costs arising from other disputes and regulatory matters of $400,000. During the first quarter of 2008, we expect legal costs to increase as a result of a trial that concluded in February 2008. See Note 15 of the Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $2.8 million for the year ended December 31, 2007, as compared to $2.5 million for the year ended December 31, 2006, an increase of $254,000, or 10%, due primarily to our Chicago office (which opened in June 2006) and an increase in facility operating expenses for our Plantation, Florida office.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets. Depreciation and amortization expenses were $4.0 million for the year ended December 31, 2007, as compared to $2.5 million for the year ended December 31, 2006, an increase of $1.5 million, or 60%. This increase was due primarily to higher depreciation of fixed assets related to an increase in the amount of capital expenditures in 2006 and, to a lesser extent, during 2007. During 2006, we had capital expenditures of $8.1 million, the majority of which were made in the third and fourth quarters of 2006. During 2007, we had capital expenditures of $2.3 million. The capital expenditures in both periods were mostly computer hardware to support the growth of our data server farms and, to a lesser extent (in 2006), fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems. We expect depreciation expense to continue to increase based upon the level of capital we deem necessary to support the growth in our business and to enhance and improve the quality and reliability of our brokerage services.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to our users conference and training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $5.2 million for the year ended December 31, 2007, as compared to $3.9 million for the year ended December 31, 2006, an increase of $1.3 million, or 34%. This increase was due primarily to a $675,000 increase in a reserve for a regulatory matter, increases in software maintenance of $276,000, and increased customer debits and errors of $185,000. The increase in customer debits and errors was due primarily to the 2006 first quarter collection of $200,000 of a receivable from a brokerage customer, previously considered uncollectible and fully reserved.

Years Ended December 31, 2006 and 2005

Net revenues were $128.5 million for the year ended December 31, 2006, as compared to $97.0 million for the year ended December 31, 2005, an increase of $31.5 million, or 33%, due to an increase in net interest income of $19.0 million, or 90%, and an increase in brokerage commissions and fees of approximately $12.9 million, or 20%, partially offset by slight decreases in subscription fees and other revenues.

Net income was approximately $31.0 million for the year ended December 31, 2006, as compared to approximately $21.1 million for the year ended December 31, 2005, an increase of approximately $10.0 million, or 47%, due primarily to our 33% year-over-year increase in net revenues and the increase of our income before income taxes margin from 34% to 39%, partially offset by a higher effective tax rate in 2006.

Income before income taxes was $50.0 million (39% of net revenues) for the year ended December 31, 2006, as compared to $32.5 million (34% of net revenues) for the year ended December 31, 2005, an increase of $17.5 million, or 54%. Our improvement in income before income taxes was due primarily to our increase in net interest income of $19.0 million and our increases in brokerage commissions and fees of $12.9 million, partially offset by an increase in employee compensation and benefits of $6.4 million and increased clearing and execution costs of $6.0 million. The increase in our income before income taxes margin from 34% to 39% was due primarily to our increased net interest income, which has virtually no cost or expense associated with it.

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

Revenues

Brokerage Commissions and Fees – For the year ended December 31, 2006, brokerage commissions and fees were approximately $78.8 million, as compared to approximately $66.0 million for the year ended December 31, 2005. This $12.9 million, or 20%, increase was due primarily to increased brokerage commissions of $14.2 million from higher trading volume related mostly to growing our brokerage customer account base, partially offset by reduced futures commission pricing, and by a decrease in platform and other fees of $1.3 million as a result of reduced trading activity thresholds required to qualify for a waiver of our monthly platform fee.

Interest Income – For the year ended December 31, 2006, interest income was $44.6 million as compared to $24.5 million for the year ended December 31, 2005. This $20.1 million, or 82%, increase was due primarily to increased interest rates, a full year of a more favorable interest income-sharing arrangement with our futures clearing agent and increased base margin debit interest rates and increased balances from account growth. During 2005, the federal funds target rate of interest was increased eight times, from 2.25% to 4.25%. During the first half of 2006, the federal funds target rate of interest was increased by 25 basis points four times, from 4.25% to 5.25% (where it remained as of December 31, 2006). These increases resulted in increases in the amounts we earned on our clients’ cash account balances and the amounts we charged our customers for margin lending. During the year ended December 31, 2006, the weighted average federal funds target rate of interest was approximately 4.96%, an increase of 177 basis points, or 55%, as compared with the weighted average rate of 3.19% for the same period in 2005. Also, during the year ended December 31, 2006, the weighted average interest rate from income-sharing revenue earned from our futures clients was approximately 4.71%, an increase of 245 basis points, or 108%, as compared with the weighted average rate of 2.26% for the same period in 2005. During the year ended December 31, 2006, the weighted average base margin debit rate that we charged our customers was 8.19%, which was 79 basis points, or 11%, higher than the weighted average rate of 7.40% that we charged to our customers during the same period of 2005.

Brokerage Interest Expense – For the year ended December 31, 2006, brokerage interest expense was $4.6 million, as compared to $3.5 million for the year ended December 31, 2005. This $1.1 million, or 32%, increase was due primarily to account growth and increased interest rates. During 2006, the average annual credit interest rate paid to our customers was approximately 1.19%, as compared to 1.00% during 2005.

Subscription Fees – Subscription fees were approximately $8.6 million for the year ended December 31, 2006, as compared to approximately $8.1 million for the year ended December 31, 2005, an increase of $464,000 or 6%. This increase in subscription fees was due to a monthly price increase, effective May 1, 2006, of approximately $50 for each subscription. The increase in price was partially offset by a decrease in the number of subscribers.

Other – Other revenues were approximately $1.2 million for the year ended December 31, 2006, as compared to approximately $1.9 million for the year ended December 31, 2005, a decrease of $768,000, or 39%. This decrease was due primarily to a $539,000 decrease in royalties and similar fees received from third parties and a $312,000 decrease in revenue from our 2005 users conference (not held in 2006), partially offset by increased revenues from training workshops. The decrease in royalties is the result of not having marketed legacy customer software products since 2000.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $29.4 million for the year ended December 31, 2006, as compared to $23.0 million for the year ended December 31, 2005, an increase of $6.4 million, or 28%. This increase was due primarily to increases in wages paid to employees of $2.5 million, stock-based compensation of $1.8 million, sales commissions of $852,000, accrued bonus of $400,000, and, to a lesser extent, increases in employee benefits, recruitment and related expenses, and payroll taxes. The increase in wages was due primarily to our annual salary merit increases (effective January 2006) and increased headcount. During the year ended December 31, 2006, there was an average of 284 full-time equivalent employees as compared to 263 full-time equivalent employees during the year ended December 31, 2005. At December 31, 2006, there were 302 full-time equivalent employees as compared to 266 full-time equivalent employees at December 31, 2005.

Clearing and Execution – Clearing and execution expenses were approximately $26.1 million for the year ended December 31, 2006, as compared to $20.1 million for the year ended December 31, 2005, an increase of $6.0 million, or 30%, as a result of higher trade volume. Clearing and execution costs as a percentage of brokerage commissions and fees increased to 33% during 2006, as compared to 30% during 2005. This increase in clearing and execution expenses, as a percentage of brokerage commissions and fees, was due primarily to lower platform fees as a result of reduced trading activity thresholds that needed to be met to qualify for a waiver of the monthly platform fee, a new futures brokerage commission structure that rewards more active traders with lower pricing, and a change in mix (i.e., futures versus equities) to lower margin trades, partially offset by the benefits received from self-clearing of equity option trades for the entire twelve-month period in 2006 (as opposed to only three quarters in 2005) and the continued benefits of equities self-clearing and reduced clearing fee rates for futures.

Data Centers and Communications – Data centers and communications expenses were approximately $6.5 million for the year ended December 31, 2006, as compared to $5.7 million for the year ended December 31, 2005, an increase of $739,000, or 13%. This increase is due primarily to increases in bandwidth charges and rack space at our server farms of $370,000, increases in server maintenance related to our data server upgrades of $201,000, and, to a lesser extent, increased circuits to connect our data farms to data providers and electronic marketplaces and other communications costs.

Advertising – Advertising expenses for the year ended December 31, 2006 were $4.3 million, as compared to $3.8 million for the year ended December 31, 2005, an increase of $485,000, or 13%, due primarily to increased media placement during 2006.

Professional Services –Professional services expenses were $3.4 million for the year ended December 31, 2006, as compared to $3.0 million for the year ended December 31, 2005, an increase of $424,000, or 14%, due primarily to increased legal fees, accounting fees and increased use of consultants.

Occupancy and Equipment – Occupancy and equipment expenses were $2.5 million for the year ended December 31, 2006, as compared to $2.6 million for the year ended December 31, 2005, a decrease of $92,000, or 3%, due primarily to the reversal of most of the allowance established for a sub-tenant in default and partially offset by the increase in rent due for our new offices in Chicago and London.

Depreciation and Amortization – Depreciation and amortization expenses were $2.5 million for the year ended December 31, 2006, as compared to $1.8 million for the year ended December 31, 2005, an increase of $737,000, or 42%. This increase was due primarily to higher depreciation of fixed assets related to an increase in the amount of capital expenditures in 2006. During 2006, we had capital expenditures of $8.1 million, as compared to $1.9 million in 2005. The 2006 capital expenditures were mostly for computer hardware needed to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems.

Other – Other expenses were $3.9 million for the year ended December 31, 2006, as compared to $4.4 million for the year ended December 31, 2005, a decrease of $561,000, or 13%. This decrease was due primarily to $343,000 of expenses from our user conference held in 2005 (not held in 2006), a decrease of $232,000 related to settlements, a decrease in customer debits and errors of $209,000, and a decrease in insurance of $145,000, partially offset by increases in software maintenance of $157,000, travel and entertainment of $134,000, and a gain from an exchange membership (recorded in 2005) of $123,000. The decrease in customer debits and errors was due primarily to the collection, in 2006, of $200,000 of a receivable from a brokerage customer, previously considered uncollectible and fully reserved. The decrease in settlements was primarily related to expenses recorded in 2005 for the final resolution of two unreserved customer claims (one an arbitration award, one a settlement) initiated in prior periods.

Income Taxes

During the year ended December 31, 2007, we recorded an income tax provision of $20.7 million, or 37% of our income before income taxes, as compared with $19.0 million, or 38% of our income before income taxes, during the year ended December 31, 2006. The decrease in our annual effective income tax rate was due primarily to the impact of increased investments in federal tax free instruments and a reduction in our Florida state income allocation. In 2005, our effective income tax rate of approximately 38% was partially offset by a reversal of a $926,500 valuation allowance on our deferred income tax assets.

In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. The 2005 decision to reverse the $926,500 valuation allowance was triggered by our continued profitability and the accelerated growth of our income before income taxes during the previous four years, as well as the expectation that we will continue to have income before income taxes in future years. The result of the $926,500 reversal was a reduction to the 2005 income tax provision recorded in the consolidated statement of income. There was no valuation allowance on our deferred income taxes as of December 31, 2007 or 2006. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

As of December 31, 2007, for financial reporting purposes, the company had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.0 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

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

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $103.7 million, of which $1.2 million was restricted in support of a facility lease. On January 2, 2008, as a result of TradeStation Securities’ December 31, 2007 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $7.0 million of the $103.7 million of cash and cash equivalents shown on our consolidated balance sheet at December 31, 2007 was transferred to cash segregated in compliance with federal regulations. We had marketable securities of approximately $8.9 million at December 31, 2007, the majority of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. See Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Marketable Securities.

As of December 31, 2007, TradeStation Securities had: $476.0 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $93.9 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $23.4 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $589.7 million at December 31, 2007. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At December 31, 2007, TradeStation Securities had net capital of approximately $77.8 million (63.8% of aggregate debit items), which was approximately $75.4 million in excess of its required net capital of approximately $2.4 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of December 31, 2007, we had interest-bearing security deposits and short-term treasury bills totaling $24.0 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of December 31, 2007, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (related to back-office systems and telecommunications services) is as follows:

	Payments Due By Period
		Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations	Total	2008	2009-2010	2011-2012	After 2012
Operating lease obligations	$12,226,699	$3,423,141	$4,806,743	$3,996,815	$—
Purchase obligations	5,306,822	2,819,233	2,237,589	250,000	—

Total	$17,533,521	$6,242,374	$7,044,332	$4,246,815	$—

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of up to $3.2 million in 2008 (primarily for the purchase of computer hardware and software to support the growth of our data server farms and back-office systems to support our business). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our Board of Directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, $1,250,000 of company cash during each full calendar month (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the year ended December 31, 2007, we used $15.0 million to purchase 1,237,065 shares of our common stock at an average price of $12.12 per share. All shares purchased have been retired. See Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES – Share Repurchases.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Cash provided by operating activities totaled approximately $43.3 million, $13.9 million and $37.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, net cash provided by operating activities of $43.3 million was due primarily to net income adjusted for non-cash items, timing differences related to decreases in net brokerage customer assets (excluding deposits with clearing organizations) including timing differences related to funding cash segregated in compliance with federal regulations (on January 2, 2008, $7.0 million was transferred to cash segregated in compliance with federal regulations from cash and cash equivalents) and increases in accounts payable and accrued expenses, partially offset by increases in deposits with clearing organizations and other assets. During 2006, net cash provided by operating activities of $13.9 million was due primarily to net income adjusted for non-cash items, partially offset by timing differences related to an increase in net brokerage customer assets and liabilities (excluding deposits with clearing organizations) including timing differences related to funding cash segregated in compliance with federal regulations (on January 3, 2007, $7.6 million was transferred to cash and cash equivalents from cash segregated in compliance with federal regulations) and increases in deposits with clearing organizations and other assets. During 2005, net cash provided by operating activities of $37.9 million came primarily from net income as adjusted for non-cash items and, to a lesser extent, a decrease in net brokerage customer assets and liabilities (excluding deposits with clearing organizations) including timing differences related to funding cash segregated in compliance with federal regulations (on January 4, 2006, $9.5 million was transferred from cash and cash equivalents to cash segregated in compliance with federal regulations), a decrease in deposits with clearing organizations, and an increase in accounts payable and accrued expenses partially offset by increases in other assets.

Investing activities used cash of $1.6 million, $17.2 million and $1.5 million during the years ended December 31, 2007, 2006 and 2005 respectively. During the year ended December 31, 2007, investing activities were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms and back office systems to support our business) of $2.3 million, partially offset by proceeds from the redemption of marketable securities of $440,000 and, to a lesser extent, a decrease in restricted cash. During 2006, investing activities were primarily for the purchase of marketable securities of $10.3 million and for capital expenditures (mostly computer hardware to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems) of $8.1 million, partially offset by proceeds from the redemption of marketable securities of $1.0 million and to a lesser extent, a decrease in restricted cash. During 2005, investing activities used cash of $1.5 million primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms) of $1.9 million, partially offset by $148,000 of proceeds from an exchange membership transaction and a $239,000 decrease in restricted cash.

Financing activities used cash of $12.3 million for the year ended December 31, 2007, and provided cash of $2.9 million and $6.8 million during the years ended December 31, 2006 and 2005, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plan, and purchases under our employee stock purchase plan, provided cash of $1.5 million, $2.5 million and $6.8 million during 2007, 2006 and 2005, respectively. Excess tax benefits from stock-based compensation provided cash of $1.1 million and $2.3 million during the years ended December 31, 2007 and 2006, respectively. The repurchase and retirement of common stock used cash of $15.0 million and $2.0 million during the years ended December 31, 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

In the ordinary course of business, there are various contingencies which are not reflected in the consolidated financial statements. In addition to the operating leases and purchase commitments discussed above, these include customer activities involving the execution, settlement and financing of various customer securities and futures transactions. These customer activities may expose the company to off-balance sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

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

Recently Issued Accounting Standards

We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) in the year of adoption. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN

48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial statements. See Note 11 of Notes to Consolidated Financial Statements – INCOME TAXES for additional discussion of income taxes.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We believe that the adoption of SFAS No. 159, effective January 1, 2008, will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $476.0 million at December 31, 2007. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $589.7 million at December 31, 2007, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of December 31, 2007, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted primarily of Federal tax-exempt variable rate demand note securities (see Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Marketable Securities), and our security deposits consisted primarily of treasury bills and interest-bearing cash deposits.

We estimate, based on the size and nature of our customer assets as of December 31, 2007 (and assuming for these purposes that the size and nature does not change), that each basis point increase or decrease in interest rates, results in an annual impact of approximately $60,000 to our net income.

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

See pages F-2 through F-3 of the Consolidated Financial Statements for Management’s Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm, each of which are filed as part of this report and incorporated herein by reference.

There have been no changes in the company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about Directors and Executive Officers, Section 16(a) beneficial ownership reporting compliance, and corporate governance required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007 (“2008 Proxy Statement”).

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

The information required to be furnished pursuant to this item is incorporated by reference from our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from our 2008 Proxy Statement.

Equity Compensation Plan Information

The following sets forth information as of December 31, 2007 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
	(1)		(2)
Equity compensation plans approved by security holders	2,697,102	$ 7.90	4,461,785
Equity compensation plans not approved by security holders	—	—	—
Total (1)	2,697,102	$ 7.90	4,461,785

(1)	Includes outstanding options to purchase 2,951 shares of common stock at a weighted-average exercise price of $8.06 assumed in the 1999 acquisition of Window On Wall Street and options to purchase 71,773 shares of common stock at a weighted-average exercise price of $7.83 assumed in the 2000 acquisition of TradeStation Securities.
(2)	Includes 4,185,478, 60,000, and 216,307 shares of common stock available for issuance under the Incentive Stock Plan, Nonemployee Director Stock Option Plan and Employee Stock Purchase Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from our 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this item is incorporated by reference from our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements. The Financial Statements and notes thereto and the reports of the independent registered public accounting firm thereon set forth on pages F-1 through F-34 herein are filed as part of this report and incorporated herein by reference.

2.	Exhibits.

Exhibit Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Incentive Stock Plan ****#

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007 ****#

10.9	Form of Executive Officer Stock Option Agreement ****#

10.10	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni ****#

10.11	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman, Marc J. Stone, and Joseph Nikolson (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.12	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.13	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Joseph Nikolson, Marc J. Stone, David H. Fleischman and T. Keith Black) (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.14	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15	Lease Agreement, dated as of March 23, 2006, between The Goldman Sachs Group, Inc., Sublandlord, and TradeStation Group, Inc., Subtenant (without exhibits and schedules) ****

10.16	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.17	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.18	Addendum, dated July 31, 2007, to Lease Agreement between TradeStation Technologies, Inc. (Tenant) and Springcreek Place, Ltd. (Landlord) Dated June 12, 1996 and Amended on 10-12-98, 5-28-99 and 7-25-02 (filed herewith)

10.19	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.20	Form of Non-Competition and Non-Disclosure Agreement*

10.21	Form of Non-Competition Agreement +

10.22	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.23	Form of Indemnification Agreement +

21.1	List of Subsidiaries ****

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group, Inc. filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
****	Previously filed as part of Form 10-K of TradeStation Group, Inc. for the fiscal period ended December 31, 2006 filed with the Commission on March 9, 2007.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2008	TradeStation Group, Inc.

	By:	/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Salomon Sredni	Chief Executive Officer, President	March 13, 2008
Salomon Sredni	and Director (Principal Executive Officer)

/s/ David H. Fleischman	Chief Financial Officer, Vice President	March 13, 2008
David H. Fleischman	of Finance and Treasurer (Principal Financial Officer and Chief Accounting Officer)

/s/ William R. Cruz	Director	March 13, 2008
William R. Cruz

/s/ Ralph L. Cruz	Director	March 13, 2008
Ralph L. Cruz

/s/ Denise E. Dickins	Director	March 13, 2008
Denise E. Dickins

/s/ Michael W. Fipps	Director	March 13, 2008
Michael W. Fipps

/s/ Stephen C. Richards	Director	March 13, 2008
Stephen C. Richards

/s/ Charles F. Wright	Director	March 13, 2008
Charles F. Wright

TRADESTATION GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of TradeStation Group, Inc. and its subsidiaries (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment, at the reasonable assurance level, of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based upon the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment in accordance with the criteria in Internal Control-Integrated Framework issued by COSO, our management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2007.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been performed by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in these consolidated financial statements.

March 12, 2008

/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

/s/ David H. Fleischman
David H. Fleischman
Chief Financial Officer
Vice President of Finance and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TradeStation Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TradeStation Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of TradeStation Group, Inc. and subsidiaries and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 12, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 12, 2008.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS:
Cash and cash equivalents, including restricted cash of $1,194,641 and $1,433,569 at December 31, 2007 and 2006, respectively	$103,698,700	$74,539,256
Cash segregated in compliance with federal regulations	475,968,659	417,501,417
Marketable securities	8,882,297	9,322,297
Receivables from brokers, dealers, clearing organizations and clearing agents	23,426,192	34,866,825
Receivables from brokerage customers, net	93,932,498	77,021,893
Property and equipment, net	7,009,526	8,734,890
Deferred income taxes, net	2,539,807	1,970,047
Deposits with clearing organizations	23,964,136	20,180,361
Other assets	5,265,357	4,950,427

Total assets	$744,687,172	$649,087,413

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Payables to brokers, dealers and clearing organizations	$811,084	$4,444,956
Payables to brokerage customers	589,654,425	516,355,890
Accounts payable	2,412,353	2,846,669
Accrued expenses	7,851,329	7,235,023

Total liabilities	600,729,191	530,882,538

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 43,839,244 and 44,680,397 issued and outstanding at December 31, 2007 and 2006, respectively	438,392	446,804
Additional paid-in capital	62,579,093	72,188,245
Retained earnings	80,940,496	45,569,826

Total shareholders’ equity	143,957,981	118,204,875

Total liabilities and shareholders’ equity	$744,687,172	$649,087,413

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
REVENUES:
Brokerage commissions and fees	$99,944,836	$78,828,740	$65,953,165
Interest income	47,924,682	44,586,720	24,489,696
Brokerage interest expense	5,120,479	4,634,946	3,512,606

Net interest income	42,804,203	39,951,774	20,977,090
Subscription fees	7,948,132	8,583,761	8,120,296
Other	858,087	1,180,930	1,948,418

Net revenues	151,555,258	128,545,205	96,998,969

EXPENSES:
Employee compensation and benefits	34,179,022	29,379,209	23,027,397
Clearing and execution	32,261,964	26,107,369	20,096,813
Data centers and communications	8,186,036	6,452,997	5,713,811
Advertising	5,586,787	4,314,691	3,829,972
Professional services	3,270,664	3,410,888	2,987,593
Occupancy and equipment	2,802,375	2,548,575	2,641,146
Depreciation and amortization	4,008,676	2,507,916	1,770,930
Other	5,160,946	3,853,965	4,414,641

Total expenses	95,456,470	78,575,610	64,482,303

Income before income taxes	56,098,788	49,969,595	32,516,666
INCOME TAX PROVISION	20,728,118	18,950,719	11,451,096

Net income	$35,370,670	$31,018,876	$21,065,570

EARNINGS PER SHARE:
Basic	$0.80	$0.70	$0.49

Diluted	$0.78	$0.67	$0.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,245,875	44,591,437	42,728,461

Diluted	45,220,843	45,971,729	44,176,690

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock	Common Stock
		Shares	Amount
BALANCE, December 31, 2004	—	41,857,654	$418,577	$55,421,283	$(6,514,620)	$—	$49,325,240
Issuance of common stock from exercise of stock options and purchase plan	—	2,322,282	23,222	6,822,861	—	—	6,846,083
Tax benefit from stock option exercises	—	—	—	5,280,764	—	—	5,280,764
Other	—	—	—	—	—	3,067	3,067
Net income	—	—	—	—	21,065,570	—	21,065,570

BALANCE, December 31, 2005	—	44,179,936	441,799	67,524,908	14,550,950	3,067	82,520,724
Issuance of common stock from exercise of stock options and purchase plan	—	639,861	6,399	2,540,217	—	—	2,546,616
Stock-based compensation	—	—	—	1,803,381	—	—	1,803,381
Excess tax benefit from stock option exercises	—	—	—	2,317,489	—	—	2,317,489
Repurchase and retirement of common stock	—	(139,400)	(1,394)	(1,997,750)	—	—	(1,999,144)
Other	—	—	—	—	—	(3,067)	(3,067)
Net income	—	—	—	—	31,018,876	—	31,018,876

BALANCE, December 31, 2006	—	44,680,397	446,804	72,188,245	45,569,826	—	118,204,875
Issuance of common stock from exercise of stock options and purchase plan	—	395,912	3,959	1,512,153	—	—	1,516,112
Stock-based compensation	—	—	—	2,722,870	—	—	2,722,870
Excess tax benefit from stock option exercises	—	—	—	1,139,684	—	—	1,139,684
Repurchase and retirement of common stock	—	(1,237,065)	(12,371)	(14,983,859)	—	—	(14,996,230)
Net income	—	—	—	—	35,370,670	—	35,370,670

BALANCE, December 31, 2007	—	43,839,244	$438,392	$62,579,093	$80,940,496	$—	$143,957,981

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,370,670	$31,018,876	$21,065,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,008,676	2,507,916	1,770,930
Stock-based compensation expense	2,744,547	1,803,381	—
Tax benefit from stock option exercises	—	—	5,280,764
Deferred income tax (benefit) provision	(569,760)	180,171	689,782
Recovery of credit losses	—	(200,000)	—
Foreign currency exchange gain	—	(90,379)	—
Loss from disposal of fixed assets	—	64,612	—
Gain on investments in stock exchanges	—	(22,094)	(123,320)
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(58,467,242)	8,560,582	(78,967,402)
Receivables from brokers, dealers, clearing organizations and clearing agents	11,440,633	1,166,404	(16,629,127)
Receivables from brokerage customers	(16,910,605)	(18,663,562)	(1,148,121)
Deposits with clearing organizations	(3,783,775)	(8,937,177)	3,255,191
Other assets	(314,930)	(1,777,304)	(530,493)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(3,633,872)	3,655,132	(2,300,126)
Payables to brokerage customers	73,298,535	(7,540,082)	103,186,799
Accounts payable	(434,316)	430,397	211,427
Accrued expenses	594,629	1,723,870	2,139,301

Net cash provided by operating activities	43,343,190	13,880,743	37,901,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,283,312)	(8,095,399)	(1,904,985)
Decrease in restricted cash	238,928	238,928	238,929
Purchase of marketable securities	—	(10,300,000)	—
Proceeds from sale/maturity of marketable securities	440,000	1,000,000	—
Proceeds from exchange membership transactions	—	41,294	148,320
Purchase of investments in clearing organizations and stock exchanges	—	(41,497)	—

Net cash used in investing activities	(1,604,384)	(17,156,674)	(1,517,736)

CASH FLOWS FROM FINANCING ACTIVITIES			:
Proceeds from issuance of common stock	1,516,112	2,546,616	6,846,083
Excess tax benefit from stock option exercises	1,139,684	2,317,489	—
Repurchase and retirement of common stock	(14,996,230)	(1,999,144)	—
Repayment of capital lease obligations	—	—	(3,053)

Net cash (used in) provided by financing activities	(12,340,434)	2,864,961	6,843,030

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	87,312	3,067

NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS	29,398,372	(323,658)	43,229,536
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of year	73,105,687	73,429,345	30,199,809

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of year	$102,504,059	$73,105,687	$73,429,345

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,120.479	$4,634,946	$3,512,776

Cash paid for income taxes	$20,166,609	$16,668,670	$3,963,868

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc. (“TradeStation Securities”), an online securities broker-dealer and futures commission merchant, and TradeStation Technologies, Inc. (“TradeStation Technologies”), a trading technology company, are the Company’s two established operating subsidiaries. The Company’s third subsidiary, TradeStation Europe Limited, a United Kingdom private company, authorized and regulated by the UK Financial Services Authority (“FSA”) as an introducing broker, is in an early phase of operations.

TradeStation Securities offers TradeStation to the active trader and certain institutional trader markets. TradeStation is an electronic trading platform that enables customers to design, test and monitor their own custom trading strategies and then automate them with electronic order execution. The trading platform currently offers streaming real-time equities, equity options, futures and forex market data, manual or automated direct-access execution of equities, options and futures trades.

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and commenced omnibus clearing of its standardized equity option trades through Broadcort, a division of Merrill Lynch. Beginning on March 29, 2005, following issuance of its membership in the Options Clearing Corporation (“OCC”), TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling stock transactions with the National Securities Clearing Corporation (and, for options, with the OCC); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

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

TradeStation Securities is a member and subject to the rules and requirements of the Financial Industry Regulatory Authority (“FINRA”), New York Stock Exchange, Securities Investor Protection Corporation, National Futures Association, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), OCC, American Stock Exchange, Boston Options Exchange, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NYSE ARCA and Philadelphia Stock Exchange. TradeStation Securities’ business is also subject to rules and requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). The DTCC and the OCC, together with other organizations, if any, that perform similar clearing or depository roles for their members, are collectively referred to in this report as “clearing organizations.”

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

Cash and Cash Equivalents – The Company classifies all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held primarily at four major financial institutions. Cash and cash equivalents at December 31, 2007 and 2006 include restricted cash of $1.2 million and $1.4 million, respectively, supporting the lease on the Company’s corporate headquarters. Based upon the year-end calculation of cash segregated in compliance with federal regulations (see below), the cash and cash equivalents balance may increase or decrease on the first or second business day subsequent to year end. On January 2, 2008, cash and cash equivalents decreased by $7.0 million and on January 3, 2007, cash and cash equivalents increased by $7.6 million. See Cash Segregated In Compliance With Federal Regulations below, and Note 15 – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

Cash Segregated In Compliance With Federal Regulations – Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $476.0 million and $417.5 million as of December 31, 2007 and 2006, respectively, has been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On January 2, 2008, cash segregated in compliance with federal regulations increased by $7.0 million, from $476.0 million (the balance as of December 31, 2007) to $483.0 million. On January 3, 2007, cash segregated in compliance with federal regulations decreased by $7.6 million, from $417.5 million (the balance as of December 31, 2006) to $409.9 million.

Marketable Securities – Marketable securities of $8.9 million and $9.3 million, as of December 31, 2007 and 2006, respectively, consist primarily of variable rate demand note (“VRDN”) securities issued by various state agencies throughout Florida. The Company’s VRDN investments are federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from a major financial institution. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2021 through 2023), they are priced and traded as short-term instruments. The Company classifies these short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Instruments in Debt and Equity Securities. The investments are carried at cost or par value, which approximates the fair market value. As of December 31, 2007 and 2006, there were no realized or unrealized gains or losses related to the Company’s marketable securities.

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

Securities Borrowed and Loaned – Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender and require TradeStation Securities to provide the counterparty with collateral in the form of cash. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. As of December 31, 2007 and 2006, securities borrowed are carried at market value and are included in receivables from brokers, dealers, clearing organizations and clearing agents. TradeStation Securities does not lend securities to other broker-dealers. See Note 3 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

Receivables from Brokerage Customers, Net – TradeStation Securities performs periodic credit evaluations and provides allowances for potential credit losses based upon their assessment of specifically identified unsecured receivables and other factors. See Note 4 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred; betterments are capitalized and amortized over the lesser of their useful life or the remaining initial term of the lease. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 5—PROPERTY AND EQUIPMENT, NET.

Exchange Memberships – Exchange memberships, included in other assets, are recorded at cost and evaluated for impairment as circumstances may warrant. See Impairment of Long-Lived Assets below.

Impairment of Long-Lived Assets – The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if the carrying amount exceeds the sum of the undiscounted cash flows estimated to be generated by those assets. The amount of impairment loss is calculated as the amount by which the carrying value exceeds fair value. No impairment occurred during the years ended December 31, 2007, 2006 or 2005.

Related-Party Loans – Certain directors and executive officers of the Company maintain margin accounts with TradeStation Securities. There were no margin loans to directors or executive officers outstanding as of December 31, 2007 or 2006. Any margin loans made in these accounts are in the ordinary course of TradeStation Securities’ business on terms no more favorable than those available for comparable transactions in other brokerage accounts.

Software Development Costs – In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company’s technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company’s products and the general release of such software generally coincide, and, as a result, capitalized software development costs were not significant as of December 31, 2007 or 2006. During 2007, 2006 and 2005, software development costs incurred prior to reaching technological feasibility (comprised primarily of employee compensation and benefits) were approximately $5.6 million, $5.2 million and $4.5 million, respectively.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents; cash segregated in compliance with federal regulations; marketable securities; receivables from brokers, dealers, clearing organizations and clearing agents; receivables from brokerage customers; payables to brokers, dealers and clearing organizations; payables to brokerage customers and accounts payable approximate fair value as of December 31, 2007 and 2006 due to the short-term nature of these instruments.

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

Advertising – Advertising is expensed when the initial advertisement takes place. There were no advertising costs capitalized as of December 31, 2007 and 2006.

Operating Leases – Rental payments, free rent, and leasehold and other incentives are recognized on a straight-line basis over the life of a lease. Leasehold improvements are amortized over the shorter of their economic life or the initial lease term. See Note 15 – COMMITMENTS AND CONTINGENCIES – Operating Leases.

Stock-Based Compensation – As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prior to January 1, 2006, the Company accounted for its stock-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. During the year ended December 31, 2005, the Company recognized no compensation cost for employee stock options because options granted under the Company’s plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. See Note 9 – STOCK-BASED COMPENSATION for the pro forma effect on net income and earnings per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee transactions.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date of adoption, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., the portion of stock-based awards granted prior to the effective date of adoption that were not vested as of the effective date). Under this method of transition, results for prior periods are not restated. See Note 9 – STOCK-BASED COMPENSATION.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FASB Interpretation no. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. See Recently Issued Accounting Standards below and Note 11—INCOME TAXES.

Earnings Per Share – Earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock during the period. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and unvested restricted stock. See Note 12 – EARNINGS PER SHARE.

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

Segment Information – Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires segmentation if warranted by management’s approach to the Company’s business and the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. During each of the three years in the period ended December 31, 2007, management evaluated and operated its business as two segments: (i) brokerage services and (ii) software products and services. See Note 16—SEGMENT AND RELATED INFORMATION.

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

Recently Issued Accounting Standards

The Company adopted the provisions of FIN 48 effective January 1, 2007. In addition to clarifying accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) in the year of adoption. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial statements. See Note 11 – INCOME TAXES for additional discussion of income taxes.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company believes that the adoption of SFAS No. 159, effective January 1, 2008, will not have a material impact on its consolidated financial position, results of operations or cash flows.

(3) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of December 31, 2007 and 2006:

	2007	2006
Securities borrowed from broker-dealers	$21,936,200	$33,275,834
Fees and commissions receivable from clearing agents	1,462,474	1,505,136
Securities failed to deliver to broker-dealers and other	27,518	85,855

	$23,426,192	$34,866,825

(4) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $93.9 million at December 31, 2007 and approximately $77.0 million at December 31, 2006. During the first quarter of 2006, the Company collected $200,000 of a previously fully-reserved receivable. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. TradeStation Securities was charging a base margin debit interest rate of 8.25% per annum as of December 31, 2007 and 2006 on debit balances in brokerage customer accounts.

“Margin” requirements determine the amount of equity required to be held in an account for the purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of

FINRA, limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. By permitting customers to purchase and maintain securities positions on margin, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan to an amount that renders the margin loan unsecured. Under applicable securities laws and regulations, once a margin account has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain its equity in the account equal to at least 25% of the value of the securities in the account. However, TradeStation Securities’ current internal requirement is that the customer’s equity not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s equity to 35% of the value of the securities in the account (if not, TradeStation Securities will perform closing transactions to bring the customer account above the maintenance requirement). These requirements can be, and often are, raised as TradeStation Securities deems necessary for certain accounts, groups of accounts, securities or groups of securities. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities.

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31, 2007 and 2006:

	Estimated Useful Life In Years	2007	2006
Computers and software	3-5	$17,885,341	$15,812,040
Furniture and equipment	3-7	3,026,805	2,823,485
Leasehold improvements	5-10	1,103,888	1,097,197

		22,016,034	19,732,722
Accumulated depreciation and amortization		(15,006,508)	(10,997,832)

		$7,009,526	$8,734,890

Depreciation and amortization expense related to property and equipment was approximately $4.0 million, $2.5 million and $1.8 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

(6) DEPOSITS WITH CLEARING ORGANIZATIONS

As a self-clearing broker-dealer, TradeStation Securities is subject to clearing organization and other cash deposit requirements which are, and may continue to be, large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ trading activity. As of December 31, 2007 and 2006, TradeStation Securities had interest-bearing security deposits totaling approximately $24.0 million and $20.2 million, respectively, with clearing organizations for the self-clearing of stock trades and standardized equity option trades. The increase in deposits as of December 31, 2007, as compared to December 31, 2006, was related to increased deposit requirements for the self-clearing of standardized equity option trades. Deposits are recorded at market value.

(7) PAYABLES TO BROKERAGE CUSTOMERS

Payables to brokerage customers consist primarily of cash balances in brokerage customer accounts. At December 31, 2007 and 2006, payables to customers totaled $589.7 million and $516.4 million, respectively. These funds are the principal source of funding for margin lending. At December 31, 2007 and 2006, TradeStation Securities was paying interest at the rate of 1.25% per annum on cash balances in excess of $10,000 in brokerage customer accounts.

(8) SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. To date, no specific preferences or rights have been established with respect to any of these shares, nor have any of these shares been issued.

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $.01 per share. As of December 31, 2007 and 2006, 43,839,244 and 44,680,397 shares, respectively, were issued and outstanding.

Common Stock Buyback Plan

In October 2006, the Company’s Board of Directors authorized, and the Company announced, the use of up to $60 million of the Company’s available and unrestricted cash, over a four-year period, to repurchase shares of its common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, $1,250,000 of company cash during each full calendar month (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the year ended December 31, 2007, the Company used $15.0 million to purchase 1,237,065 shares of its common stock at an average price of $12.12 per share. Since commencement of this stock buyback plan on November 13, 2006 through December 31, 2007, the Company has used $17.0 million to purchase 1,376,465 shares of its common stock at an average price of $12.35 per share. All shares purchased have been retired.

Stock Option Plans

See Note 9 – STOCK-BASED COMPENSATION for discussion of stock plans and employee stock purchase plan.

(9) STOCK-BASED COMPENSATION

The Company believes that stock-based compensation is an integral way to provide incentives which will attract and retain highly-competent persons at all levels of the Company, as employees, as independent directors, and as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares.

Stock Plans

The Company has reserved 12 million shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan, as amended and restated (the “Incentive Stock Plan”). The Company’s Board of Directors authorized, and in June 2006 the Company’s shareholders approved, an increase in the number of shares to that 12 million number, as well as an extension of the expiration date of the Incentive Stock Plan to June 5, 2016. Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Through December 31, 2007, only stock options and restricted shares of common stock have been granted. The terms of each stock option and restricted share agreement are determined by the Compensation Committee of the Board of Directors. Options are generally granted by the Company at an exercise price equal to the fair value (as defined in the Incentive Stock Plan) at the date of grant, vest over a period of five years, and expire ten years after the grant date.

Certain stock options granted to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Growth Officer prior to February 2007 contain a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz, the Company’s founders and Co-Chairmen of the Board, falls beneath 25%. See Note 18 – SUBSEQUENT EVENTS for discussion of this provision.

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

In December 2006, the Company’s Board of Directors authorized an amendment to the Incentive Stock Plan to change the definition of fair market value to the closing price of the Company’s stock on the date of grant (or the closing price on the next trading date if shares were not traded on the date of grant).

At December 31, 2007, there were 4,185,478 shares available for future grants under the Incentive Stock Plan. In January 2008, the Company issued options to purchase an aggregate of 274,438 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $11.42 per share, which was the closing price of the Company’s common stock on the date the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted. In January 2008, the Company also issued 93,754 restricted shares of Company common stock to its executive officers. The restricted shares, which had a fair market value of approximately $1.1 million, were granted as a stock award under the Incentive Stock Plan and vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary with 100% acceleration upon retirement, death, disability and change in control of the Company. Any unvested shares at the time of termination of employment will be forfeited and returned to the Company.

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

The Company has reserved 350,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors. Options under this plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Director Plan) at the date of grant, vest over a period of three years, and expire five years after the grant date. Effective March 8, 2007, the Company’s Board of Directors authorized amendments to the Director Plan to change the definition of fair market value to the closing price of the Company’s stock on the date of grant (or the closing price on the next trading date if shares were not traded on the date of grant) and to amend the definition of change in control. At December 31, 2007, there were 60,000 shares available for future grants under the Director Plan.

See General Stock Option Information below for additional information about options outstanding as of December 31, 2007.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. Through December 31, 2005, the exercise price for the options for each six-month Purchase Plan period was 85% of the lower of the fair market value of the Company’s common stock on the first and last business day of the Purchase Plan period. Effective with the offering period beginning January 3, 2006, the Purchase Plan was amended so that the exercise price for the options for each six-month Purchase Plan period is equal to 85% of the fair market value of the Company’s common stock on the exercise date (i.e., the end of the six-month period). During the years ended December 31, 2007, 2006 and 2005, 10,775, 18,206 and 25,832 shares of common stock were issued under the plan at an average price of $9.91, $11.24 and $6.60, respectively. As of December 31, 2007, there were 224,864 shares available for future grants under the Purchase Plan.

Stock Compensation

In accordance with SFAS 123, the Company records compensation expense associated with stock options granted to non-employees. During the year ended December 31, 2007, compensation expense associated with stock option grants to a consultant was immaterial. There were no stock-based transactions with non-employees during the years ended December 31, 2006 or 2005; therefore, no such expense was recorded for these periods.

As permitted by SFAS 123, prior to January 1, 2006 the Company accounted for its stock-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. During the year ended December 31, 2005, the Company recognized no compensation cost for employee stock options because options granted under the Company’s plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee transactions.

2005
Net income, as reported	$21,065,570
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income taxes	(1,561,144)

Pro forma net income	$19,504,426

Earnings per share:
As reported:
Basic	$0.49

Diluted	$0.48

Pro forma:
Basic	$0.46

Diluted	$0.45

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the market price of the Company’s stock, exercise price of an award, expected term of award, volatility of the Company’s stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee options (which vest over a five-year period) and non-employee director options (which vest over a three-year period).

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

In accordance with SFAS 123R, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data to estimate pre-vesting option forfeitures are used, and stock-based compensation expense is recorded only for those awards that are expected to vest. Estimated forfeitures were not used in the Company’s expense calculation for pro forma footnote disclosures of periods prior to January 1, 2006. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	2007	2006	2005
Risk free interest rate	3-5%	4-5%	3-4%
Dividend yield	—	—	—
Volatility ranges	50-65%	60-75%	51-63%
Weighed-average volatility	63%	73%	62%
Weighted average life (years)	5.5	3.8 –5.8	4.0

The Company’s stock-based compensation expense resulting from the adoption of SFAS 123R is included in employee compensation and benefits in its consolidated statements of income for the years ended December 31, 2007 and 2006. Such stock-based compensation expense was $2.7 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. The $2.7 million of stock-based compensation recorded in 2007 included $411,000 related to restricted stock grants. The impact of adopting SFAS 123R resulted in a reduction of net income of $2.2 million, or $0.05 per basic and diluted earnings per share, and $1.4 million, or $0.03 per basic and diluted earnings per share, for the years ended December 31, 2007 and 2006, respectively.

In accordance with SFAS 123R, the Company’s stock-based compensation expense includes the cost related to its Purchase Plan. The amount of compensation expense for Purchase Plan transactions is the difference between the fair value of the stock to be purchased and the purchase price of the stock (i.e., the expense recorded is equal to the 15% discount). The stock-based compensation expense related to the Purchase Plan is recognized ratably over the six-month purchase period and the discount amount along with any payroll withholdings is recognized as a liability on the consolidated balance sheet until the related stock is issued. The Company recorded $40,000 and $36,000 of expense related to its Purchase Plan during the years ended December 31, 2007 and 2006, respectively, and such amounts are included in the stock-based compensation expense discussed above. As of December 31, 2007, the Company had a stock-based compensation liability of $22,000 associated with its Purchase Plan discounts. Such amount is recorded in accrued expenses in the accompanying consolidated balance sheet. The Company did not have a stock-based compensation liability as of December 31, 2006.

As of December 31, 2007, there was total unrecognized compensation cost of approximately $5.2 million and $2.5 million, adjusted for estimated forfeitures, related to non-vested stock options and restricted stock, respectively, granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a weighted average period of 3.2 years for stock options and 4.6 years for restricted stock.

General Stock Option Information

The following table sets forth the summary of option activity under all of the Company’s stock option programs for the years ended December 31, 2007, 2006 and 2005:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2004	4,904,363	$3.85	5.8
Granted	597,082	7.44
Canceled	(81,430)	5.12
Exercised	(2,296,450)	2.91

Outstanding, December 31, 2005	3,123,565	5.19	6.4
Granted	277,240	15.90
Canceled	(76,586)	6.51
Exercised	(621,655)	3.77

Outstanding, December 31, 2006	2,702,564	6.58	5.9
Granted	475,350	12.47
Canceled	(95,675)	10.35
Exercised	(385,137)	3.66

Outstanding, December 31, 2007	2,697,102	7.90	5.7	$17,631,547

Vested and expected to vest in the future	2,434,604	7.53	6.2	$16,449,690

Exercisable, December 31, 2007	1,623,239	5.72	4.2	$13,999,219

The average fair value of options granted, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Weighted average fair value of options granted	$7.45	$10.52	$3.75
Fair value of shares vested	1,816,315	1,561,275	1,566,334
Proceeds from stock options exercised	1,409,332	2,341,952	6,675,677
Tax benefits related to stock options exercised	1,247,039	2,442,792	5,280,764
Intrinsic value of stock options exercised	3,452,965	7,287,920	15,448,325

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the year ended December 31, 2007, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $1.1 million. During the year ended December 31, 2006, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $2.3 million. During the year ended December 31, 2005, the entire tax benefits disclosed above were realized through additional paid-in capital.

Upon the exercise of stock options, the Company issues new shares of common stock from its shares authorized and available for issuance. In October 2006, the Company announced a stock buyback plan. For further discussion, see Note 8 – SHAREHOLDERS’ EQUITY—Common Stock Buyback Plan.

A summary of changes in unvested options in the Company’s stock option plans for the year ended December 31, 2007 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2007	1,243,515	$4.76
Granted	475,350	7.45
Vested	(552,381)	3.29
Forfeited	(92,621)	5.86

Nonvested, December 31, 2007	1,073,863	6.61

General Restricted Stock Information

During the year ended December 31, 2007, the Company issued 245,870 restricted shares of common stock to eight employees (including six executive officers). The restricted shares, which had an aggregate fair market value and weighted average fair market value per share of approximately $3.0 million and $12.25, respectively, on the date of grant, were granted as awards under the Incentive Stock Plan. Of these shares, 162,307 vest ratably in annual increments over a five-year period and include 100% vesting acceleration upon death, disability and change in control of the Company. The remaining 83,563 shares vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary and include 100% vesting acceleration upon retirement, death, disability and change in control of the Company. All of the 245,870 restricted shares were outstanding as of December 31, 2007. There were no restricted shares issued by the Company prior to 2007.

(10) EMPLOYEE BENEFIT PLANS

The Company provides retirement benefits through a defined contribution 401(k) plan (the “401(k) Plan”) established during 1994. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation up to the annual limit set by the Internal Revenue Service. Employer matching contributions are discretionary, as defined in the 401(k) Plan, and are vested 20% for each year of service. Matching contributions accrued under this plan were approximately $482,000, $294,000 and $253,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(11) INCOME TAXES

The components of income tax provision for the years ended December 31, 2007, 2006, and 2005, are as follows:

	2007	2006	2005
Current income tax provision:
Federal	$18,649,547	$16,285,781	$9,562,274
State	2,648,331	2,484,767	1,199,040

	21,297,878	18,770,548	10,761,314

Deferred income tax (benefit) provision:
Federal	(484,470)	181,716	260,970
State	(85,290)	(1,545)	428,812

	(569,760)	180,171	689,782

Total income tax provision	$20,728,118	$18,950,719	$11,451,096

Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting purposes. The temporary differences that created deferred income tax assets (liabilities) are as follows as of December 31, 2007 and 2006:

	2007	2006
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$682,994	$873,744
Tax credit carryforwards	124,350	124,350
Deferred revenue and accrued liabilities	835,596	571,593
Reserves and allowances	40,720	32,712
Property and equipment depreciation	235,553	141,587
Stock-based compensation	596,789	189,531
Difference in revenue recognition and other	59,843	71,095

Subtotal deferred income tax assets	2,575,845	2,004,612
Foreign currency translation gain	(36,038)	(34,565)

Total deferred income tax assets, net	$2,539,807	$1,970,047

In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. In December 2005, the Company reversed $926,500 of valuation allowance on its deferred income tax assets. The 2005 decision to reverse the valuation allowance was triggered by the Company’s continued profitability and the accelerated growth of its income before income taxes during the previous four years, as well as the expectation that the Company will continue to have income before income taxes in future years. The result of this reversal was a reduction of $926,500 to the 2005 income tax provision recorded in the consolidated statement of income. There was no valuation allowance on the Company’s deferred income tax assets as of December 31, 2007 and 2006. On a periodic basis, management will continue to evaluate its remaining deferred income tax assets to determine if a valuation allowance is required.

As of December 31, 2007, for financial reporting purposes, the Company had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $2.0 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

The Company adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. As of January 1, 2007, the Company had a liability for unrecognized tax benefits of $560,000, which was increased to $638,000 during the year ended December 31, 2007. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

A reconciliation of the difference between the expected income tax provision using the statutory federal tax rate (35% in 2007, 2006 and 2005) and the Company’s actual income tax provision is as follows:

	2007	2006	2005
Income tax provision using statutory federal tax rate	$19,634,576	$17,489,358	$11,380,833
State income tax provision, net of federal income tax benefit	1,761,449	1,628,166	1,194,408
Change in valuation allowance	—	—	(926,500)
Other, net	(667,907)	(166,805)	(197,645)

Total income tax provision	$20,728,118	$18,950,719	$11,451,096

The Company is currently subject to income taxes in the U.S. federal jurisdiction, three states, and, since November 2005, in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal tax examinations prior to 2005 or state or local tax examinations by tax authorities for the years before 2003.

Any interest and penalties, if incurred in connection with any income tax examination, would be recognized as components of income tax expense.

(12) EARNINGS PER SHARE

Weighted average shares outstanding for the years ended December 31, 2007, 2006 and 2005 are calculated as follows:

	2007	2006	2005
Weighted average shares outstanding—basic	44,245,875	44,591,437	42,728,461
Impact of dilutive stock-based payments after applying the treasury stock method	974,968	1,380,292	1,448,229

Weighted average shares outstanding—diluted	45,220,843	45,971,729	44,176,690

During the years ended December 31, 2007, 2006 and 2005, stock options outstanding of approximately 717,000, 267,000, and 0, respectively, were excluded from the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive.

(13) COMPREHENSIVE INCOME

A reconciliation of net income to comprehensive income is as follows:

	2007	2006	2005
Net income	$35,370,670	$31,018,876	$21,065,570
Foreign currency translation	—	(3,067)	3,067

Comprehensive income	$35,370,670	$31,015,809	$21,068,637

(14) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At December 31, 2007, TradeStation Securities had net capital of approximately $77.8 million (63.8% of aggregate debit items), which was approximately $75.4 million in excess of its required net capital of approximately $2.4 million. At December 31, 2006, TradeStation Securities had net capital of approximately $56.1 million (47.4% of aggregate debit items), which was approximately $53.7 million in excess of its required net capital of approximately $2.4 million.

(15) COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company had restricted cash of $1.2 million and $1.4 million as of December 31, 2007 and 2006, respectively, in support of a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities with expirations ranging from February 2007 to July 2012. Future minimum lease payments as of December 31, 2007 under all operating leases are as follows:

2008	$3,423,141
2009	2,380,323
2010	2,426,420
2011	2,288,154
2012	1,708,661

$12,226,699

During 2007, 2006 and 2005, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $4.4 million, $3.8 million and $3.2 million, respectively.

Purchase Obligations

As of December 31, 2007, the Company had various purchase obligations through August 2012 of approximately $5.3 million as follows: $2.8 million during 2008; $1.6 million during 2009; $601,000 during 2010; and $150,000 during 2011, related primarily to telecommunications services, software maintenance and back office systems. The Company recorded $2.5 million, $1.9 million and $1.9 million of expense associated with these purchase obligations (included in the accompanying consolidated statements of income) for the years ended December 31, 2007, 2006, and 2005 respectively.

Litigation and Claims

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against TradeStation Group, certain of its directors and executive officers and certain family partnerships owned by the two former Co-Chief Executive Officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, on October 18, 2002, purchased 2,417,000 shares of Company common stock in a private transaction, filed a lawsuit against the Company and three of its executive officers, William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, on November 26, 2002, purchased 1,000,000 shares of Company common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William Cruz and Ralph Cruz, family partnerships owned and controlled by William Cruz and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. Mr. Tafazzoli’s claims related to his family partnership’s sale, on May 1, 2002, of 3,000,000 shares of Company common stock to family partnerships owned by William Cruz and Ralph Cruz, and Mr. zum Tobel’s claims related to his family partnership’s sale, on May 3, 2002, of 133,942 shares of Company common stock to Charles Wright. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits sought rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees.

The Gambino case was settled and, pursuant to the settlement agreement dated November 3, 2006, was dismissed with prejudice. The Gambino settlement was not material to the Company’s consolidated financial position, results of operations or cash flows in any period. In both the Allen and Tafazzoli/zum Tobel lawsuits, the cases went to trial and judge and jury verdicts (the Allen case in the 2007 second quarter and the Tafazzoli/zum Tobel case in the 2008 first quarter), which found in favor of the Company and all other defendants on all claims, i.e., finding no liability on the part of any of the defendants. The Allen case is currently on appeal and a notice of appeal will likely soon be filed by the plaintiffs in the Tafazzoli/zum Tobel case.

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al.. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The complaint alleges that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The complaint alleges that TradeStation Technologies, Inc. conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The complaint attempts to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. The complaint asserts actual damages of at least $32.0 million. The case is at a very early stage, but based upon a preliminary review of the facts by both outside counsel and the company, there does not appear to be any basis to impose liability on TradeStation Securities or TradeStation Technologies.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including a matter recently settled with FINRA’s Division of Enforcement relating to FINRA OATS reporting for payment by the Company of the sum of $750,000, and a pending matter with FINRA’s Division of Enforcement, which commenced in 2006, relating to short interest reporting during several months following conversion to self-clearing operations in September 2004, and one pending FINRA arbitration and one pending NFA arbitration, each incidental to, and part of the ordinary course of, its business. A reserve of $750,000 was included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007 for the FINRA OATS reporting matter and a settlement payment was made in January 2008 for the same amount. The pending FINRA regulatory matter could ultimately result in a censure, sanction, fine and other negative consequences.

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

(16) SEGMENT AND RELATED INFORMATION

For each of the three years in the period ended December 31, 2007, the Company operated in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	As of or for the Years Ended December 31,
	2007	2006	2005
Net revenues*:
Brokerage services
Revenues, excluding interest	$99,588,227	$79,215,779	$66,267,069
Interest income	46,480,468	43,120,122	23,937,452
Interest expense	(5,120,479)	(4,634,946)	(3,512,606)

	140,948,216	117,700,955	86,691,915
Software products and services
Revenues, excluding interest	45,938,093	38,104,121	30,633,185
Interest income	1,444,214	1,466,598	552,244

	47,382,307	39,570,719	31,185,429
Elimination of intercompany charges to brokerage services	(36,775,265)	(28,726,469)	(20,878,375)

	$151,555,258	$128,545,205	$96,998,969

	As of or for the Years Ended December 31,
	2007	2006	2005
Income before income taxes:
Brokerage services	$34,159,527	$31,497,590	$18,488,506
Software products and services	21,939,261	18,472,005	14,028,160

	$56,098,788	$49,969,595	$32,516,666

Income tax provision:
Brokerage services	$13,179,846	$12,257,163	$7,208,344
Software products and services	7,548,272	6,693,556	4,242,752

	$20,728,118	$18,950,719	$11,451,096

Identifiable assets:
Brokerage services	$699,150,725	$601,187,727	$575,763,557
Software products and services	45,536,447	47,899,686	39,370,388

	$744,687,172	$649,087,413	$615,133,945

Depreciation and amortization**:
Brokerage services	$949,274	$781,593	$702,316
Software products and services	3,059,402	1,726,323	1,068,614

	$4,008,676	$2,507,916	$1,770,930

Capital expenditures:
Brokerage services	$149,862	$862,992	$191,386
Software products and services	2,133,450	7,232,407	1,713,599

	$2,283,312	$8,095,399	$1,904,985

*	Revenues (all in U.S. dollars) derived from customers outside of the United States for the years ended December 31, 2007, 2006 and 2005 were approximately 12%, 11%, and less than 10%, respectively.
**	Depreciation expense for certain shared corporate assets held in software products and services is partially allocated to brokerage services.

(17) UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$35,330,623	$35,793,696	$40,260,916	$40,170,023	$151,555,258
Total expenses	22,132,395	22,826,308	25,147,071	25,350,696	95,456,470
Income before income taxes	13,198,228	12,967,388	15,113,845	14,819,327	56,098,788
Net income	8,195,357	8,132,855	9,723,406	9,319,052	35,370,670
Earnings per share:
Basic	$0.18	$0.18	$0.22	$0.21	$0.80
Diluted	0.18	0.18	0.22	0.21	0.78
Weighted average shares outstanding:
Basic	44,590,076	44,382,844	44,121,906	43,888,675	44,245,875
Diluted	45,708,564	45,424,242	44,949,865	44,797,586	45,220,843

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$29,384,679	$32,450,819	$32,216,018	$34,493,689	$128,545,205
Total expenses	17,925,577	19,849,363	19,919,682	20,880,988	78,575,610
Income before income taxes	11,459,102	12,601,456	12,296,336	13,612,701	49,969,595
Net income	6,951,871	7,643,576	7,836,142	8,587,287	31,018,876
Earnings per share:
Basic	$0.16	$0.17	$0.18	$0.19	$0.70
Diluted	0.15	0.17	0.17	0.19	0.67
Weighted average shares outstanding:
Basic	44,319,210	44,570,353	44,716,983	44,759,201	44,591,437
Diluted	45,922,914	45,916,057	45,993,658	46,054,285	45,971,729

(18)	SUBSEQUENT EVENTS

The Company issued a press release on February 21, 2008 announcing that separate family limited partnerships beneficially owned by each of William Cruz and Ralph Cruz, the Company’s non-executive Co-Chairmen, will be each entering into a Rule 10b5-1 plan to each sell up to 2,250,000 shares of the Company’s common stock over the period ending March 31, 2010. Under each of the two plans, no more than 750,000 shares (excluding privately negotiated sales, if any) may be sold during any calendar-quarterly period, subject to any Rule 144 volume limitations. Sales under each of the Rule 10b5-1 plans will not commence earlier than March 12, 2008.

Certain stock options granted prior to February 2007 to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Growth Officer contain a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz falls beneath 25%. Under the recently announced 10b5-1 plan, the aggregate beneficial ownership of William Cruz and Ralph Cruz may fall beneath 25% as early as the quarter ending June 30, 2008. If this is the case, the net additional compensation and benefits expense from this acceleration would be approximately $1.2 million and $834,000 for the quarter ending June 30, 2008 and for the year ending December 31, 2008, respectively. Of this amount, the expense associated with the Company’s Chief Executive Officer would be approximately $753,000 and $528,000 for the quarter ending June 30, 2008 and for the year ending December 31, 2008, respectively.

EXHIBIT INDEX

Exhibit Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Amended and Restated Incentive Stock Plan **** #

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007 **** #

10.9	Form of Executive Officer Stock Option Agreement **** #

10.10	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni **** #

10.11	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman, Marc J. Stone, and Joseph Nikolson (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

i

Exhibit Number	Description
10.12	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.13	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Joseph Nikolson, Marc J. Stone, David H. Fleischman and T. Keith Black) (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.14	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15	Lease Agreement, dated as of March 23, 2006, between The Goldman Sachs Group, Inc., Sublandlord and TradeStation Group, Inc., Subtenant (without exhibits and schedules) ****

10.16	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.17	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.18	Addendum, dated July 31, 2007, to Lease Agreement between TradeStation Technologies, Inc. (Tenant) and Springcreek Place, Ltd. (Landlord) Dated June 12, 1996 and Amended on 10-12-98, 5-28-99 and 7-25-02 (filed herewith)

10.19	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.20	Form of Non-Competition and Non-Disclosure Agreement*

10.21	Form of Non-Competition Agreement +

ii

10.22	Stock Purchase Agreement, dated as of November 26, 2002, between Andrew A. Allen Family Limited Partnership and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.25 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.23	Form of Indemnification Agreement +

21.1	List of Subsidiaries ****

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
****	Previously filed as part of Form 10-K of TradeStation Group, Inc. for the fiscal period ended December 31, 2006 filed with the Commission on March 9, 2007.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
#	Indicates a management contract or compensatory plan or arrangement.

iii