Form 10-Q
period 2008-03-31
TRADESTATION GROUP INC
filed 2008-05-09
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The registrant had 43,661,039 shares of common stock, $.01 par value, outstanding as of May 2, 2008

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $1,194,641 at March 31, 2008 and December 31, 2007	$105,452,865	$103,698,700
Cash segregated in compliance with federal regulations	505,156,324	475,968,659
Marketable securities	8,860,000	8,860,000
Receivables from brokers, dealers, clearing organizations and clearing agents	20,320,468	23,426,192
Receivables from brokerage customers	86,044,608	93,932,498
Property and equipment, net	6,916,273	7,009,526
Deferred income taxes, net	1,776,165	2,539,807
Deposits with clearing organizations	23,986,936	23,964,136
Other assets	4,771,121	5,287,654

Total assets	$763,284,760	$744,687,172

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Payables to brokers, dealers and clearing organizations	$89,646	$811,084
Payables to brokerage customers	599,887,209	589,654,425
Accounts payable	3,487,278	2,412,353
Accrued expenses	10,325,791	7,851,329

Total liabilities	613,789,924	600,729,191

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 43,556,845 and 43,839,244 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	435,568	438,392
Additional paid-in capital	59,863,123	62,579,093
Retained earnings	89,196,145	80,940,496

Total shareholders’ equity	149,494,836	143,957,981

Total liabilities and shareholders’ equity	$763,284,760	$744,687,172

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Brokerage commissions and fees	$30,524,838	$22,287,705

Interest income	9,276,857	11,965,727
Brokerage interest expense	1,224,421	1,193,786

Net interest income	8,052,436	10,771,941

Subscription fees and other	2,141,378	2,270,977

Net revenues	40,718,652	35,330,623

Expenses:
Employee compensation and benefits	9,218,940	8,451,017
Clearing and execution	9,525,805	7,122,914
Data centers and communications	2,391,320	1,673,999
Advertising	1,305,318	1,085,569
Professional services	1,629,322	1,158,827
Occupancy and equipment	752,673	696,627
Depreciation and amortization	949,615	998,929
Other	1,449,683	944,513

Total expenses	27,222,676	22,132,395

Income before income taxes	13,495,976	13,198,228

Income tax provision	5,240,327	5,002,871

Net income	$8,255,649	$8,195,357

Earnings per share:
Basic	$0.19	$0.18

Diluted	$0.19	$0.18

Weighted average shares outstanding:
Basic	43,707,699	44,590,076

Diluted	44,462,332	45,708,564

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,255,649	$8,195,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	949,615	998,929
Stock-based compensation expense	825,520	669,545
Deferred income tax provision	763,642	115,524
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(29,187,665)	(29,969,049)
Receivables from brokers, dealers, clearing organizations and clearing agents	3,105,724	(6,318,377)
Receivables from brokerage customers	7,887,890	6,265,679
Deposits with clearing organizations	(22,800)	(114,335)
Other assets	516,533	(977,987)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(721,438)	2,781,871
Payables to brokerage customers	10,232,784	38,649,437
Accounts payable	1,074,925	(316,193)
Accrued expenses	2,423,717	3,653,019

Net cash provided by operating activities	6,104,096	23,633,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(856,362)	(663,236)

Net cash used in investing activities	(856,362)	(663,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	245,706	443,583
Excess tax benefits from stock option exercises	9,738	343,860
Repurchase and retirement of common stock	(3,749,013)	(3,749,350)

Net cash used in financing activities	(3,493,569)	(2,961,907)

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	1,754,165	20,008,277

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	102,504,059	73,105,687

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$104,258,224	$93,113,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,224,421	$1,191,566

Cash paid for income taxes	$—	$—

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three months ended March 31, 2008 and 2007 are unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (“TradeStation Group” or the “Company”) is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., TradeStation Technologies, Inc., and TradeStation Europe Limited are TradeStation Group’s operating subsidiaries. TradeStation Securities is an online securities broker-dealer and futures commission merchant. TradeStation Technologies develops and offers strategy trading software tools and subscription services. TradeStation Europe Limited, a United Kingdom private company, is authorized and regulated by the UK Financial Services Authority (“FSA”) as an introducing brokerage firm.

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2008 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. To conform to the presentation as of March 31, 2008, the accompanying consolidated balance sheet as of December 31, 2007 includes a $22,000 reclassification from marketable securities to other assets.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 2008. The Company believes that the adoption of SFAS 161, effective January 1, 2009, will not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all business entities and to transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R revises in various areas and circumstances methods of accounting for the costs of acquisitions and other business combinations and various components thereof. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, for the Company, it will be effective for any acquisition or other business combination made on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company’s adoption of SFAS 159, effective January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended March 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. The Company’s adoption of SFAS 157, effective January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended March 31, 2008. See Note 10 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s marketable available-for-sale securities.

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

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended March 31,
	2008	2007
Risk free interest rate	3%	5%
Dividend yield	—	—
Volatility ranges	60 - 65%	60 - 65%
Weighted-average volatility	63%	63%
Weighted-average life (years)	5.5	4.9 – 6.0

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

During the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards and common stock issued at a discount under the Company’s employee stock purchase plan), of $826,000 ($645,000 net of tax) and $670,000 ($524,000 net of tax), respectively.

Stock-based Awards

During the three months ended March 31, 2008, the Company granted options to purchase an aggregate of 274,438 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $6.52 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at $11.42 per share, which was the closing price of the Company’s common stock on January 18, 2008, the date the options were granted. During the three months ended March 31, 2007, the Company granted options to purchase an aggregate of 372,350 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $7.68 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at $12.43 or $13.12 per share, which were the closing prices of the Company’s common stock on the respective dates the options were granted.

During the three months ended March 31, 2008, the Company issued 105,574 restricted shares of common stock. The restricted shares, which had a fair market value of approximately $1.1 million on the grant date, were granted as awards under the Company’s incentive stock plan, vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary, and include 100% automatic vesting acceleration upon retirement, death, disability and change in control of the Company. All of these restricted shares contain a provision whereby, if employment terminates prior to full vesting, the unvested shares will automatically be forfeited and the Company will reacquire the unvested shares for no consideration. The Company also issued 152,439 restricted shares of common stock to Salomon Sredni, the Chief Executive Officer, in connection with and at the time of his promotion to that position in February 2007. These restricted shares, which had a fair market value of $2.0 million on the grant date, were granted as a stock award under the Company’s incentive stock plan and vest ratably in annual increments over a five-year period. If Mr. Sredni’s employment terminates prior to full vesting (other than by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested shares for no consideration. The vesting automatically accelerates 100% in the event of Mr. Sredni’s death or disability or a change in control of the Company.

During the three months ended March 31, 2008 and 2007, stock options for 31,182 shares and 125,797 shares, respectively, of the Company’s common stock were exercised under the Company’s incentive stock plan.

During the three months ended March 31, 2008 and 2007, the Company issued 8,557 and 9,332 shares of common stock under the Company’s employee stock purchase plan at prices of $12.08 and $11.69 per share, respectively.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three months ended March 31, 2008 and 2007 are calculated as follows:

	For the Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding (basic)	43,707,699	44,590,076
Impact of dilutive stock-based payments after applying the treasury stock method	754,633	1,118,488

Weighted average shares outstanding (diluted)	44,462,332	45,708,564

Stock options and non-vested restricted shares of common stock outstanding for the three months ended March 31, 2008 and 2007, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, are as follows:

	For the Three Months Ended March 31,
	2008	2007
Stock options	1,013,692	666,295

Restricted shares of common stock (non-vested)	215,706	152,439

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive income was equal to net income for the three months ended March 31, 2008 and 2007.

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $505.2 million and $476.0 million as of March 31, 2008 and December 31, 2007, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the previous month-end calculation. On April 1, 2008, cash segregated in compliance with federal regulations decreased by $3.5 million, from $505.2 million (the balance as of March 31, 2008) to $501.7 million. Conversely, cash and cash equivalents increased by $3.5 million on April 1, 2008. On January 2, 2008, cash segregated in compliance with federal regulations increased by $7.0 million, from $476.0 million (the balance as of December 31, 2007) to $483.0 million. Conversely, cash and cash equivalents decreased by $7.0 million on January 2, 2008.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $86.0 million and $93.9 million at March 31, 2008 and December 31, 2007, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At March 31, 2008 and December 31, 2007, TradeStation Securities was charging a base margin debit interest rate of 7.75% and 8.25% per annum, respectively, on debit balances in brokerage customer accounts.

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

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Securities borrowed from broker-dealers	$17,256,781	$21,936,200
Fees and commissions receivable from clearing agents	3,007,087	1,462,474
Securities failed to deliver to broker-dealers and other	56,600	27,518

	$20,320,468	$23,426,192

Securities borrowed transactions require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of March 31, 2008 and December 31, 2007, TradeStation Securities serviced its institutional equities accounts through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were introduced to Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of March 31, 2008, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At March 31, 2008 and December 31, 2007, payables to customers totaled $599.9 million and $589.7 million, respectively. These funds are the principal source of funding for margin lending. At March 31, 2008 and December 31, 2007, TradeStation Securities was paying interest at the rate of .875% and 1.25% per annum, respectively, on cash balances in excess of $10,000 in brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At March 31, 2008, TradeStation Securities had net capital of approximately $83.0 million (73.8% of aggregate debit items), which was approximately $80.8 million in excess of its required net capital of approximately $2.2 million. At December 31, 2007, TradeStation Securities had net capital of approximately $77.8 million (63.8% of aggregate debit items), which was approximately $75.4 million in excess of its required net capital of approximately $2.4 million.

(10) FAIR VALUE MEASURES

The following table summarizes the basis used to measure marketable available-for-sale securities on a recurring basis in the Company’s consolidated balance sheets as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Balance	Observable Inputs (Level II)*	Balance	Observable Inputs (Level II)*
Marketable available-for-sale securities	$8,860,000	$8,860,000	$8,860,000	$8,860,000

*	Basis of Fair Value Measurement

There were no gains or losses (realized or unrealized) and no purchases, sales, issuances or settlements related to the Company’s marketable available-for-sale securities during the three months ended March 31, 2008.

(11) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of March 31, 2008 and December 31, 2007, the Company had $1.2 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease. In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including two data centers) with expirations ranging from December 2008 to July 2012.

Future minimum lease payments as of March 31, 2008 under all operating leases are as follows:

2008	$3,284,300
2009	3,030,003
2010	2,426,420
2011	2,288,154
2012	1,708,661
Thereafter	—

$12,737,538

During the three months ended March 31, 2008 and 2007, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.1 million and $1.0 million, respectively.

Purchase Obligations

As of March 31, 2008, the Company had various purchase obligations through August 2012 totaling approximately $5.5 million as follows: approximately $2.9 million, $1.8 million, $600,000, $150,000 and $100,000 during the remainder of 2008, 2009, 2010, 2011 and 2012, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

Three lawsuits were filed in 2003 by former principal owners of onlinetradinginc.com corp. (the predecessor of TradeStation Securities) against TradeStation Group, certain of its directors and executive officers and certain family partnerships owned by the two former Co-Chief Executive Officers. On July 25, 2003, Benedict S. Gambino, from whom the Company, on October 18, 2002, purchased 2,417,000 shares of Company common stock in a private transaction, filed a lawsuit against the Company and William R. Cruz, Ralph L. Cruz and Marc J. Stone, in the Circuit Court of Broward County, State of Florida. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. On August 18, 2003, Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen), from whom the Company, on November 26, 2002, purchased 1,000,000 shares of company common stock in a private transaction, filed a lawsuit against the same defendants in the same court. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud, breach of fiduciary duty, negligent misrepresentation and fraudulent inducement. On August 28, 2003, family partnerships owned and controlled by Farshid Tafazzoli and E. Steven zum Tobel filed a lawsuit against the Company, William Cruz and Ralph Cruz, family partnerships owned and controlled by William Cruz and Ralph Cruz, Mr. Stone, Charles Wright and David Fleischman in the Circuit Court of Miami-Dade County, State of Florida. The Tafazzoli claims related to that family partnership’s sale, on May 1, 2002, of 3,000,000 shares of company common stock to family partnerships owned by William Cruz and Ralph Cruz, and the zum Tobel claims related to that family partnership’s sale, on May 3, 2002, of 133,942 shares of company common stock to Charles Wright. This lawsuit’s allegations included violation of the Florida Securities and Investor Protection Act, common law fraud and breach of fiduciary duty. Each of the three lawsuits sought rescission of the share purchases and/or compensatory damages, plus interest, costs and attorneys’ fees.

The Gambino case was settled in the 2006 fourth quarter and, pursuant to the settlement agreement dated November 3, 2006, was dismissed with prejudice. The Gambino settlement was not material to the Company’s consolidated financial position, results of operations or cash flows in any period. Both the Allen and Tafazzoli/zum Tobel lawsuits went to trial (the Allen case in the 2007 second quarter and the Tafazzoli/zum Tobel case in the 2008 first quarter), and judge and jury verdicts found in favor of the Company and all other defendants on all claims, i.e., found no liability on the part of any of the defendants. Both cases are currently on appeal.

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The complaint alleges that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The complaint alleges that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The complaint attempts to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. The complaint asserts actual damages of at least $32.0 million. The case is at a very early stage, but based upon a preliminary review of the facts by both the Company’s outside legal counsel and the Company, there does not appear to be any basis to impose liability on TradeStation Securities or TradeStation Technologies.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including a matter recently settled with FINRA’s Division of Enforcement relating to FINRA OATS reporting for payment by the Company of the sum of $750,000 (which was accrued as of December 31, 2007 and paid during the first quarter of 2008), a pending matter with NYSE’s Division of Enforcement related to odd-lot trading which commenced in 2007, and a pending matter with FINRA’s Division of Enforcement, which commenced in 2006, relating to short interest reporting during several months following the Company’s conversion to self-clearing operations in September 2004, and one pending FINRA arbitration and one pending NFA arbitration, each incidental to, and part of the ordinary course of, its business. The pending FINRA and NYSE regulatory matters could ultimately result in censures, sanctions, fines and/or other negative consequences.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, in an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, approximately $2.1 million as of March 31, 2008). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and do not represent new hires or appointments, as each executive has been serving in his current positions for several years.

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

TradeStation Securities provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes that the possibility of TradeStation Securities being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

(12) INCOME TAXES

During the three months ended March 31, 2008, the Company recorded an income tax provision of $5.2 million based upon its current estimated annual effective income tax rate of approximately 39%. During the three months ended March 31, 2007, the Company recorded an income tax provision of $5.0 million based upon its then-estimated annual effective income tax rate of approximately 38%. The increase in the Company’s estimated annual effective income tax rate was due primarily to the absence of the research and development tax credit, currently not extended by Congress, during the three months ended March 31, 2008.

As of March 31, 2008, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $1.4 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

As of January 1, 2008, the Company had a liability for unrecognized tax benefits of $638,000, which was decreased to $492,000 during the three months ended March 31, 2008. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

The Company is currently subject to income taxes in the U.S. federal jurisdiction, three states, and the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal tax examinations prior to 2005, and state and local tax examinations by tax authorities for the years before 2003.

Any interest and penalties, if incurred in connection with any income tax examination, would be recognized as components of income tax expense.

(13) SEGMENT AND RELATED INFORMATION

TradeStation Group operates in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Brokerage services
Revenues, excluding interest	$30,238,347	$22,382,383
Interest income	9,014,755	11,608,981
Interest expense	(1,224,421)	(1,193,786)

	38,028,681	32,797,578
Software products and services
Revenues, excluding interest	13,061,077	10,759,187
Interest income	262,102	356,746

	13,323,179	11,115,933
Eliminations of intercompany charges to brokerage services segment	(10,633,208)	(8,582,888)

	$40,718,652	$35,330,623

Income before income taxes:
Brokerage services	$8,136,526	$8,580,569
Software products and services	5,359,450	4,617,659

	$13,495,976	$13,198,228

	As of March 31, 2008	As of December 31, 2007
Identifiable assets:
Brokerage services	$716,702,138	$699,150,725
Software products and services	46,582,622	45,536,447

	$763,284,760	$744,687,172

(14) STOCK BUY BACK PLAN

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

During the three months ended March 31, 2008, the Company used approximately $3.75 million to purchase 352,625 shares of its common stock at an average price of $10.63 per share. Since commencement of this stock buy back plan on November 13, 2006, through March 31, 2008, the Company has used approximately $20.7 million to purchase 1,729,090 shares of its common stock at an average price of $12.00 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

(15) SUBSEQUENT EVENTS

The Company issued a press release on February 21, 2008 announcing that separate family limited partnerships beneficially owned by each of William Cruz and Ralph Cruz, the Company’s non-executive Co-Chairmen, were each entering into a Rule 10b5-1 plan to each sell up to 2,250,000 shares of the Company’s common stock over the period ending March 31, 2010. Under each of the two plans, no more than 750,000 shares (excluding privately negotiated sales, if any) may be sold during any calendar-quarterly period, subject to any Rule 144 volume limitations. Sales under each of the Rule 10b5-1 plans commenced, by their terms, on March 17, 2008.

Certain stock options granted prior to February 2007 to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Growth Officer and certain options granted to certain non-employee directors prior to June 2007 contain a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz falls below 25%. As a result of sales under the foregoing 10b5-1 plans, the aggregate beneficial ownership of William Cruz and Ralph Cruz fell below 25% in April 2008. The additional compensation and benefits expense from this acceleration is expected to be approximately $1.3 million and $987,000 for the quarter ending June 30, 2008 and for the year ending December 31, 2008, respectively. Of this amount, the additional expense associated with the Company’s Chief Executive Officer is expected to be approximately $753,000 and $528,000 for the quarter ending June 30, 2008 and for the year ending December 31, 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained in this report and with the issues, uncertainties and risk factors related to our business and industry described in “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007 and “ITEM 1A. RISK FACTORS” of PART II of this report. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

Overview and Recent Developments

TradeStation Securities (Member NYSE, FINRA, SIPC, NSCC, DTC, OCC & NFA) is a licensed securities broker-dealer and a registered futures commission merchant, and also a member of the American Stock Exchange, Boston Options Exchange, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NASDAQ OMX, NYSE-Euronext, and Philadelphia Stock Exchange. TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees), and interest derived from customer balances and margin lending to customers.

As of March 31, 2008, TradeStation Securities had 38,657 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 1,921 accounts, or 5%, when compared to 36,736 accounts as of December 31, 2007, and a net increase of 5,609 accounts, or 17%, when compared to 33,048 accounts as of March 31, 2007. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has had less than a $200 balance and has had no activity within the past 180 days.

During the three months ended March 31, 2008, TradeStation Securities’ brokerage customer account base had 109,219 daily average revenue trades (often called “DARTs”), an increase of 56% , when compared to 70,187 DARTs during the three months ended March 31, 2007. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended March 31,		% Change
	2008	2007
Daily average revenue trades (DARTs)	109,219	70,187	56

Self-clearing Client Balances
Average client credit balances (millions)	$592	$535	11
Average client margin balances (millions)	$88	$73	21

Client Trading Activity – Per Account
Annualized trades	730	548	33
Annualized average revenue per account	$4,146	$4,195	(1)

	As of March 31,
	2008	2007	% Change
Client Account Information
Total brokerage accounts	38,657	33,048	17
Average assets per account – equities	$70,000	$79,000	(11)
Average assets per account – futures	$19,000	$19,000	0

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge commissions based on share volume and number of contracts traded (and not by revenue trade used to calculate DARTs). For futures and forex, we charge commissions on a per contract or per lot basis (so each futures or forex revenue trade included to calculate DARTs represents a round-turn commissionable contract or round turn-lot traded). It should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

With respect to the $9,000 decrease in “Average assets per account – equities,” we believe that the principal cause was the impact of recent market conditions and, to a lesser extent, the unwillingness of certain institutional trader brokerage clients to keep funds and assets with Bear, Stearns Securities Corp. (we use Bear, Stearns Securities Corp. as the clearing agent for most of our institutional equities accounts).

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

Our United Kingdom subsidiary, TradeStation Europe, is authorized by the United Kingdom’s FSA to act as an introducing brokerage firm in the United Kingdom. In February 2007, TradeStation Europe obtained its European “passport” pursuant to which TradeStation Europe is considered registered, via its FSA authorization, to conduct business throughout the European Union. TradeStation Europe’s operations currently consist of the solicitation and introduction of suitable European brokerage clients to its US affiliate (TradeStation Securities) for equities, options, futures and forex account services. As of March 31, 2008, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not considered by the company to be material to its consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The following areas are particularly subject to management’s judgments and estimates or are key components of our results of operations, and could materially affect our consolidated results of operations and financial position: Brokerage Commissions and Fees and Net Interest Income, Income Taxes, and Uninsured Loss Reserves. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

For the three months ended March 31, 2008 and 2007, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. For the three months ended March 31, 2008 and 2007, the brokerage services segment accounted for approximately 93% of our total consolidated net revenues. Given the size of that percentage, other than our discussion and table in Note 13 – SEGMENT AND RELATED INFORMATION in ITEM 1. FINANCIAL STATEMENTS of PART I of this report, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$30,525	$22,288	$8,237	37
Interest income	9,277	11,966	(2,689)	(22)
Brokerage interest expense	1,224	1,194	30	3

Net interest income	8,053	10,772	(2,719)	(25)
Subscription fees and other	2,141	2,271	(130)	(6)

Net revenues	40,719	35,331	5,388	15

Expenses:
Employee compensation and benefits	9,219	8,451	768	9
Clearing and execution	9,526	7,123	2,403	34
Data centers and communications	2,391	1,674	717	43
Advertising	1,305	1,086	219	20
Professional services	1,629	1,159	470	41
Occupancy and equipment	753	697	56	8
Depreciation and amortization	950	999	(49)	(5)
Other	1,450	944	506	54

Total expenses	27,223	22,133	5,090	23

Income before income taxes	13,496	13,198	298	2
Income tax provision	5,240	5,003	237	5

Net income	$8,256	$8,195	$61	1

Three Months Ended March 31, 2008 and 2007

Net revenues were $40.7 million for the three months ended March 31, 2008, as compared to $35.3 million for the three months ended March 31, 2007, an increase of $5.4 million, or 15%. The primary reasons for this growth were increased brokerage commissions and fees of approximately $8.2 million, or 37%, as a result of higher trade volume related mostly to increased market volatility and growing our brokerage account base, partially offset by decreased net interest income of $2.7 million, or 25%, as a result of lower interest rates, and by a reduction in subscription fees and other revenue of $130,000, or 6%.

Net income was approximately $8.3 million for the three months ended March 31, 2008, as compared to $8.2 million for the three months ended March 31, 2007, an increase of $61,000, or 1%, due primarily to our year-over-year increase in revenues, partially offset by our year-over-year increase in expenses.

Income before income taxes was $13.5 million (33% of net revenues) for the three months ended March 31, 2008, as compared to $13.2 million (37% of net revenues) for the three months ended March 31, 2007, an increase of $298,000, or 2%. Our $298,000 increase in income before income taxes was due primarily to our increased brokerage commissions and fees of $8.2 million, partially offset by our decreased net interest income of $2.7 million, increased clearing and execution costs of $2.4 million and, to a lesser extent, increases in employee compensation and benefits of $768,000, data centers and communications of $717,000, professional services of $470,000, advertising of $220,000, and other expenses (as described below) of $506,000. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 37% to 33% due primarily to the decrease in net interest income described above, the increase in employee compensation and benefits, which resulted from merit increases and increased employee headcount, and increases in other costs associated with the growth of the company’s infrastructure.

During the three months ended March 31, 2008, we recorded an income tax provision of $5.2 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended March 31, 2007, we recorded an income tax provision of $5.0 million based upon our then-estimated annual effective income tax rate of approximately 38%. The increase in our estimated annual effective income tax rate is due primarily to the absence of the research and development tax credit, currently not extended by Congress, during the three months ended March 31, 2008. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for equities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended March 31, 2008, brokerage commissions and fees were approximately $30.5 million, as compared to $22.3 million for the three months ended March 31, 2007. This $8.2 million, or 37%, increase was due primarily to increased brokerage commissions of $7.2 million from higher trading volume related mostly to higher market volatility during the 2008 first quarter (generally, as market volatility increases our customer accounts’ trade volume increases) and to growing our brokerage customer account base and, to a lesser extent, exchange fee revenue of $621,000 (resulting from a change in classification as revenue, beginning July 1, 2007, of certain exchange fees previously recorded as an offset to expenses), and to increases in platform fees of $526,000. We continuously review and assess our pricing, which includes commissions and platform and other fees, and we may adjust such fees from time to time in response to competitive pressures if and when they arise.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. For the three months ended March 31, 2008, interest income was $9.3 million, as compared to $12.0 million for the three months ended March 31, 2007. This $2.7 million, or 22%, decrease was due primarily to the decrease in interest rates. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest and, for futures accounts, the federal funds target rate of interest. The federal funds daily effective rate of interest is tied to the federal funds target rate of interest and the direction the markets believe the target rate of interest will move in the future. We estimate, based on the size and nature of our customer assets as of March 31, 2008, that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $61,000. On January 22, 2008, January 30, 2008, March 18, 2008, and on April 30, 2008, the federal funds target rate of interest decreased by 75 basis points, 50 basis points, 75 basis points, and 25 basis points, respectively. Interest income for future periods may be materially affected by further decreases, increases or “no actions” regarding the federal funds target rate of interest and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. For the three months ended March 31, 2008 and March 31, 2007, brokerage interest expense was approximately $1.2 million. The small increase in brokerage interest expense of $30,000 was due primarily to increased account growth partially offset by the decrease in interest rates. During the three months ended March 31, 2008, the average annual credit interest rate paid to our equities customers was 1.04%, as compared to 1.25% during the three months ended March 31, 2007. As of March 31, 2008 and through the date of the filing of this report, our equities customers earned interest at the rate of .875% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers continue to earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth (if any) and mix of growth of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and, future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in the federal funds target rate of interest or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues are comprised primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. For the three months ended March 31, 2008, subscription fees and other revenues were approximately $2.1 million, as compared to $2.3 million during the three months ended March 31, 2007. This $130,000, or 6%, decrease in subscription fees and other revenues was due primarily to a decrease in the number of subscribers. The amount of subscription fees in the future will depend upon the number of subscription terminations each month and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses consist primarily of employee salaries, sales commissions and bonuses, stock-based compensation, and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $9.2 million for the three months ended March 31, 2008, as compared to $8.5 million for the three months ended March 31, 2007, an increase of approximately $768,000, or 9%. This increase was due to increases in wages paid to employees of $615,000, stock-based compensation of $156,000, sales commissions of $141,000 and payroll taxes of $74,000, partially offset by decreases in employee benefits of $158,000, bonuses of $39,000, and personnel related and other of $21,000. The increase in wages was due to increased headcount and annual merit increases. During the three months ended March 31, 2008, there was an average of 320 full-time equivalent employees, as compared to 309 full-time equivalent employees during the three months ended March 31, 2007. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2008 as a result of planned additions to employee headcount primarily in product development and to support our business operations and as a result of an acceleration of vesting of certain options granted to certain of our officers and directors. We estimate that the additional compensation and benefits expense resulting from this acceleration of vesting will be approximately $1.3 million and $987,000 for the quarter ending June 30, 2008 and for the year ending December 31, 2008, respectively. See Note 15 – SUBSEQUENT EVENTS in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion regarding this acceleration of vesting.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $9.5 million for the three months ended March 31, 2008, as compared to $7.1 million for the three months ended March 31, 2007, an increase of approximately $2.4 million, or 34%, as a result of higher trade volume by our customers that resulted from the growth of accounts and higher market volatility. Clearing and execution costs as a percentage of brokerage commissions and fees, which will vary depending on the mix of business, were 31% during the three months ended March 31, 2008 and 32% during the three months ended March 31, 2007.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $2.4 million for the three months ended March 31, 2008, as compared to $1.7 million for the three months ended March 31, 2007, an increase of $717,000, or 43%. This increase was due primarily to a $562,000 increase in exchange fees, a $94,000 increase in circuit costs to connect our server farms to data providers and electronic marketplaces and a $72,000 increase in co-location costs. The increase in exchange fees resulted from the classification as revenue, beginning July 1, 2007, of certain fees charged to customers, which were recorded as an offset to data centers and communications expense during the three months ended March 31, 2007.

Advertising – Advertising expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits and related postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended March 31, 2008 were $1.3 million, as compared to $1.1 million for the three months ended March 31, 2007, an increase of $219,000, or 20%, due primarily to increased media placement. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time, and the evolution of our sales force.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $1.6 million for the three months ended March 31, 2008, as compared to $1.2 million for the three months ended March 31, 2007, an increase of $470,000, or 41%, due primarily to increased legal fees of $385,000 and consulting expenses of $64,000. See Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for a discussion regarding the legal matters that generated this increase.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $753,000 for the three months ended March 31, 2008, as compared to $697,000 for the three months ended March 31, 2007, an increase of $56,000, or 8%, due primarily to increased maintenance costs.

Depreciation and Amortization – Depreciation and amortization expenses consist of depreciation on property and equipment. Depreciation and amortization expenses were $950,000 for the three months ended March 31, 2008, as compared to $999,000 for the three months ended March 31, 2007, a decrease of $49,000 or 5%. We expect that depreciation expense will increase in the future based upon the level of capital expenditures we deem necessary to support the growth of our business and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.4 million for the three months ended March 31, 2008, as compared to $944,000 for the three months ended March 31, 2007, an increase of $506,000, or 54%. The variance was primarily a result of increased settlements of $169,000, customer debits and errors of $105,000 and our decision in the 2007 first quarter to retain or cancel $120,000 in amounts potentially owed to a third party pursuant to our contractual rights against that third party.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. For information regarding the risks related to the variability of quarterly results, see “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007 and “ITEM 1A. RISK FACTORS” of PART II of this report.

Income Taxes

During the three months ended March 31, 2008, we recorded an income tax provision of $5.2 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended March 31, 2007, we recorded an income tax provision of $5.0 million based upon our then estimated annual effective income tax rate of approximately 38%. The increase in our estimated annual effective income tax rate was due primarily to the absence of the research and development credit, currently not extended by Congress, during the three months ended March 31, 2008.

As of March 31, 2008, for financial reporting purposes, we estimate that we have available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $1.4 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

We adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial position, results of operations or cash flows.

See Note 12 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of approximately $105.5 million, of which $1.2 million was restricted in support of a facility lease. On April 1, 2008, as a result of TradeStation Securities’ March 31, 2008 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $3.5 million was transferred from cash segregated in compliance with federal regulations to cash and cash equivalents. We had marketable securities of approximately $8.9 million at March 31, 2008, the majority of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent.

As of March 31, 2008, TradeStation Securities had: $505.2 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $86.0 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $20.3 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $599.9 million at March 31, 2008. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At March 31, 2008, TradeStation Securities had net capital of approximately $83.0 million (73.8% of aggregate debit items), which was approximately $80.8 million in excess of its required net capital of approximately $2.2 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of March 31, 2008, we had interest-bearing security deposits and short-term treasury bills totaling $24.0 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of March 31, 2008, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows:

Contractual Obligations	Payments Due By Period
	Total	2008	2009 - 2010	2011 - 2012
Operating lease obligations	$12,737,538	$3,284,300	$5,456,423	$3,996,815
Purchase obligations	5,535,841	2,898,100	2,387,741	250,000

Total	$18,273,379	$6,182,400	$7,844,164	$4,246,815

We have no operating lease obligations or minimum purchase obligations extending beyond 2012.

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of approximately $3.0 million for the remainder of 2008. These capital expenditures are primarily for the purchase of computer hardware and to support the growth of our data server farms and back-office systems to support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy back plan, $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended March 31, 2008, we used approximately $3.75 million to purchase 352,625 shares of our common stock at an average price of $10.63 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $6.1 million during the three months ended March 31, 2008, as compared to net cash provided by operating activities of $23.6 million during the three months ended March 31, 2007. Net cash provided by operating activities during the three months ended March 31, 2008 of $6.1 million was due primarily to net income as adjusted for non-cash items, increases in payables to brokerage customers, accounts payable and accrued expenses, and decreases in receivables from brokers, dealers, clearing organizations and clearing agents, receivables from brokerage customers and other assets, partially offset by an increase in cash segregated in compliance with federal regulations and, to a lesser extent, a decrease in payables to brokers, dealers and clearing organizations. Net cash provided by operating activities during the three months ended March 31, 2007 of $23.6 million was due primarily to timing differences related to a decrease in net brokerage customer assets and liabilities including timing differences related to funding cash segregated in compliance with federal regulations ($1.8 million transferred to cash segregated in compliance with federal regulations from cash and cash equivalents on April 3, 2007, as opposed to $7.6 million transferred to cash and cash equivalents from cash segregated in compliance with federal regulations on January 3, 2007), net income and adjustments for non-cash items, and an increase in accrued expenses, partially offset by an increase in other assets.

Investing activities used cash of $857,000 and $663,000 during the three months ended March 31, 2008 and 2007, respectively. Net cash used in investing activities during the three months ended March 31, 2008 and 2007 was primarily for capital expenditures consisting of computer hardware to support the growth of our data server farms.

Financing activities used cash of $3.5 million during the three months ended March 31, 2008 and used cash of $3.0 million during the three months ended March 31, 2007. Net cash used in financing activities during the three months ended March 31, 2008 of $3.5 million was due primarily to approximately $3.7 million used for the repurchase of company shares, partially offset by $246,000 of proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans. Net cash used in financing activities during the three months ended March 31, 2007 of $3.0 million was due primarily to approximately $3.7 million used for the repurchase of company shares, partially offset by proceeds from the issuance of common stock of approximately $444,000 related to the exercise of stock options from our incentive stock plans and excess tax benefits from the exercise of stock options of approximately $344,000.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 2008. We believe that the adoption of SFAS No. 161, effective January 1, 2009, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, , which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141R applies to all business entities and to transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141R revises in various areas and circumstances methods of accounting for the costs of acquisitions and other business combinations and various components thereof. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, for us, it will be effective for any acquisition or other business combination made on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Our adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2008.

In September 2006, the FASB issued Statement SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. Our adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2008.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $505.2 million at March 31, 2008. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $599.9 million at March 31, 2008, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of March 31, 2008, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted primarily of federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America, and our security deposits consisted primarily of treasury bills and interest-bearing cash deposits.

We estimate, based on the size and nature of our customer assets as of March 31, 2008 (and assuming for these purposes that the size and nature does not change), that each basis point increase or decrease in interest rates results in an annual impact of approximately $61,000 to our net income.

TradeStation Securities seeks to manage risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees in ITEM 1. FINANCIAL STATEMENTS of PART I of this report.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that, with respect to the 2003 lawsuit brought by family partnerships owned and controlled by Farshid Tafazzoli and E. Steven zum Tobel against us, two of our executive officers, two former executive officers, family partnerships owned and controlled by the two former executive officers, and one of our independent directors, judge and jury verdicts rendered in the first quarter of 2008 found in favor of all defendants on all claims, i.e., found no liability on the part of any of the defendants. This case is currently on appeal. Also see Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for more detail about this lawsuit.

ITEM 1A.	RISK FACTORS

Subject to the item discussed below, there have been no material changes in risk factors during the first quarter of 2008 from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in PART I of this report and the item discussed below, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K. The following is an update to the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2007 due to events or conditions during 2008:

Attrition of Customer Accounts and Failure to Increase the Rate of Growth of Gross New Account Additions Could Materially Adversely Affect Our Operating Results.

Our attrition and net account growth improved in the 2008 first quarter (as compared to the 2007 year, generally) and we expect to maintain that level of improvement in the 2008 second quarter. However, because we consider an account to be inactive and exclude it when counting total brokerage accounts only when it has less than a $200 balance and has had no activity for 180 consecutive days, our current indications are that customer account attrition may well be higher, and net account growth may well be lower, in the third quarter of 2008. While there is no way to know for certain the reasons for these current indications concerning future net account growth, we believe the principal causes are recent market conditions and, possibly, the reaction of some of our customers to system outages that occurred in December 2007 and January 2008. If we are not able to maintain or increase our recent, improved rate of quarterly net customer account additions (which involves both trying to increase gross account additions and reduce attrition) despite our continuing efforts to improve sales, marketing and customer service and retention methods and practices, our recurring revenues and results of operations will be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following table sets forth information on our common stock buy-back program for the quarter ended March 31, 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January 2008	100,800	$12.40	1,477,265	$41,750,000
February 2008	119,200	10.48	1,596,465	40,500,000
March 2008	132,625	9.42	1,729,090	39,250,000

Total	352,625	10.63

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

10.1	Form of Executive Officer Restricted Stock Agreement. #

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

May 9, 2008	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer,
Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer and as Principal Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Form of Executive Officer Restricted Stock Agreement. #

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

#	Indicates a management contract or compensatory plan or arrangement.