Form 10-Q
period 2008-06-30
TRADESTATION GROUP INC
filed 2008-08-07
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The registrant had 43,479,035 shares of common stock, $.01 par value, outstanding as of July 29, 2008

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $1,194,641 at June 30, 2008 and December 31, 2007	$126,655,706	$103,698,700
Cash segregated in compliance with federal regulations	517,293,517	475,968,659
Marketable securities	8,860,000	8,860,000
Receivables from brokers, dealers, clearing organizations and clearing agents	22,444,379	23,426,192
Receivables from brokerage customers	97,829,271	93,932,498
Property and equipment, net	6,648,291	7,009,526
Deferred income taxes, net	2,127,032	2,539,807
Deposits with clearing organizations	24,979,936	23,964,136
Other assets	5,831,872	5,287,654

Total assets	$812,670,004	$744,687,172

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$71,504	$811,084
Payables to brokerage customers	648,282,847	589,654,425
Accounts payable	3,308,540	2,412,353
Accrued expenses	6,732,379	7,851,329

Total liabilities	658,395,270	600,729,191

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 43,239,150 and 43,839,244 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	432,391	438,392
Additional paid-in capital	58,559,220	62,579,093
Retained earnings	95,283,123	80,940,496

Total shareholders’ equity	154,274,734	143,957,981

Total liabilities and shareholders’ equity	$812,670,004	$744,687,172

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Brokerage commissions and fees	$28,227,501	$22,718,953	$58,752,339	$45,006,658

Interest income	7,061,046	12,151,328	16,337,903	24,117,055
Brokerage interest expense	846,639	1,223,225	2,071,060	2,417,011

Net interest income	6,214,407	10,928,103	14,266,843	21,700,044

Subscription fees and other	2,117,909	2,146,640	4,259,287	4,417,617

Net revenues	36,559,817	35,793,696	77,278,469	71,124,319

EXPENSES:
Employee compensation and benefits	10,826,681	8,771,032	20,045,621	17,222,049
Clearing and execution	8,509,871	7,534,991	18,035,676	14,657,905
Data centers and communications	2,368,979	1,479,811	4,760,299	3,153,810
Advertising	1,482,949	1,569,333	2,788,267	2,654,902
Professional services	158,584	204,170	1,787,906	1,362,997
Occupancy and equipment	754,917	689,070	1,507,590	1,385,697
Depreciation and amortization	1,082,005	1,007,647	2,031,620	2,006,576
Other	1,351,645	1,570,254	2,801,328	2,514,767

Total expenses	26,535,631	22,826,308	53,758,307	44,958,703

Income before income taxes	10,024,186	12,967,388	23,520,162	26,165,616

INCOME TAX PROVISION	3,937,208	4,834,533	9,177,535	9,837,404

Net income	$6,086,978	$8,132,855	$14,342,627	$16,328,212

EARNINGS PER SHARE:
Basic	$0.14	$0.18	$0.33	$0.37

Diluted	$0.14	$0.18	$0.32	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,389,483	44,382,844	43,548,591	44,486,460

Diluted	44,143,095	45,424,242	44,302,714	45,566,403

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,342,627	$16,328,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,031,620	2,006,576
Stock-based compensation expense	2,854,945	1,336,436
Deferred income tax (benefit) provision	412,775	(174,800)
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(41,324,858)	4,070,188
Receivables from brokers, dealers, clearing organizations and clearing agents	981,813	5,065,832
Receivables from brokerage customers	(3,896,773)	(18,420,163)
Prepaid income taxes	(902,266)	(1,085,606)
Deposits with clearing organizations	(1,015,800)	(122,615)
Other assets	351,756	(1,317,587)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(739,580)	(2,700,970)
Payables to brokerage customers	58,628,422	8,827,151
Accounts payable	896,187	(566,247)
Accrued expenses	(1,181,173)	(426,022)

Net cash provided by operating activities	31,439,695	12,820,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,664,093)	(1,341,207)

Net cash used in investing activities	(1,664,093)	(1,341,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	509,226	797,759
Excess tax benefits from stock option exercises	171,125	468,161
Repurchase and retirement of common stock	(7,498,947)	(7,497,919)

Net cash used in financing activities	(6,818,596)	(6,231,999)

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	22,957,006	5,247,179

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	102,504,059	73,105,687

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$125,461,065	$78,352,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,062,127	$2,410,455

Cash paid for income taxes	$9,883,655	$10,995,000

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three and six months ended June 30, 2008 and 2007 are unaudited)

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

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2008 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. To conform to the presentation as of June 30, 2008, the accompanying consolidated balance sheet as of December 31, 2007 includes a $22,000 reclassification from marketable securities to other assets.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS 161, effective January 1, 2009, will not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all business entities and to transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R revises in various areas and circumstances methods of accounting for the costs of business combinations and various components thereof. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, for the Company, it will be effective for any business combination made on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company’s adoption of SFAS 159, effective January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows during the six months ended June 30, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. The Company’s adoption of SFAS 157, effective January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows during the six months ended June 30, 2008. See Note 10 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s marketable available-for-sale securities.

(2) STOCK-BASED COMPENSATION

Stock Compensation

The Company records stock-based compensation expense for employee services based upon the grant-date fair value of those awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the market price of the stock, exercise price of an award, expected term of award, assumed volatility of the stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee officer options and other employee options (both of which vest over a five-year period) and also for non-employee director options (which vest over a three-year period).

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3%	5%	3%	5%
Dividend yield	—	—	—	—
Volatility ranges	50 - 60%	50%	50 - 65%	50 - 65%
Weighted-average volatility	56%	50%	61%	62%
Weighted-average life (years)	4.4	3.6	5.2	3.6 - 6.0

In accordance with SFAS 123R, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data to estimate pre-vesting option forfeitures are used, and stock-based compensation expense is recorded, only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

During the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, common stock issued at a discount under the Company’s employee stock purchase plan), of $2.0 million ($1.7 million net of tax) and $667,000 ($533,000 net of tax), respectively. During the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards and common stock issued at a discount under the Company’s employee stock purchase plan), of $2.9 million ($2.4 million net of tax) and $1.3 million ($1.1 million net of tax), respectively.

Vesting Acceleration of Certain Options

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

Certain stock options granted prior to February 2007 to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Growth Officer and certain options granted prior to June 2007 to certain non-employee directors contain a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz falls below 25%. As a result of sales under the foregoing 10b5-1 plans, the aggregate beneficial ownership of William Cruz and Ralph Cruz fell below 25% in April 2008. The additional compensation expense from this acceleration during the three and six months ended June 30, 2008 was $1.2 million, of which $753,000 was associated with the Company’s Chief Executive Officer. This additional compensation expense of $1.2 million is included in the $2.9 million total stock-based compensation expense for the six months ended June 30, 2008.

Stock-based Awards

During the three months ended June 30, 2008, the Company granted options to purchase an aggregate of 78,000 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $5.23 per share. Such options vest ratably in annual increments over a three- to five-year period and are exercisable at prices ranging from $9.18 to $10.20, which were the closing prices of the Company’s common stock on the dates the options were granted. During the six months ended June 30, 2008, the Company granted options to purchase an aggregate of 352,438 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $6.24 per share. Such options vest ratably in annual increments over a three to five-year period and are exercisable at prices ranging from $9.18 to $11.42 per share, which were the closing prices of the Company’s stock on the dates the options were granted. During the three and six months ended June 30, 2007, the Company granted options to purchase an aggregate of 28,000 and 400,350 shares of common stock, respectively, with weighted-average grant-date Black-Scholes fair values of $5.10 and $7.50 per share, respectively.

There were no issuances of restricted stock during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company issued 105,574 restricted shares of common stock. The restricted shares, which had a fair market value of approximately $1.2 million on the grant date, were granted as awards under the Company’s incentive stock plan, vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary, and include 100% automatic vesting acceleration upon retirement, death, disability and change in control of the Company. All of these restricted shares contain a provision whereby, if employment terminates prior to full vesting, the unvested shares will automatically be forfeited and the Company will reacquire the unvested shares for no consideration. In connection with and at the time of his promotion to Chief Executive Officer in February 2007, the Company also issued 152,439 restricted shares of common stock to Salomon Sredni. These restricted shares, which had a fair market value of $2.0 million on the grant date, were granted as a stock award under the Company’s incentive stock plan and vest ratably in annual increments over a five-year period. If Mr. Sredni’s employment terminates prior to full vesting (other than by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested shares for no consideration. The vesting automatically accelerates 100% in the event of Mr. Sredni’s death or disability or a change in control of the Company.

During the three and six-month periods ended June 30, 2008, stock options to purchase 65,965 shares and 97,147 shares, respectively, of the Company’s common stock were exercised under the Company’s incentive stock plan. During the three and six-month periods ended June 30, 2007, stock options to purchase 55,353 shares and 181,150 shares, respectively, of the Company’s common stock were exercised under the Company’s incentive stock plan.

During the six-months ended June 30, 2008 and 2007, the Company issued 8,557 and 10,775 shares of common stock under the Company’s employee stock purchase plan at prices of $12.08 and $9.91 per share, respectively.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three and six months ended June 30, 2008 and 2007 are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding (basic)	43,389,483	44,382,844	43,548,591	44,486,460
Impact of dilutive stock-based payments after applying the treasury stock method	753,612	1,041,398	754,123	1,079,943

Weighted average shares outstanding (diluted)	44,143,095	45,424,242	44,302,714	45,566,403

Stock options and non-vested restricted shares of common stock outstanding for the three and six months ended June 30, 2008 and 2007, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	1,144,900	684,963	1,079,296	675,629

Restricted stock	227,526	—	221,616	—

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive income was equal to net income for the three and six months ended June 30, 2008 and 2007.

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $517.3 million and $476.0 million as of June 30, 2008 and December 31, 2007, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A., or one of its banking affiliates, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the previous month-end calculation. On July 2, 2008, cash segregated in compliance with federal regulations increased by $14.5 million, from $517.3 million (the balance as of June 30, 2008) to $531.8 million. Conversely, cash and cash equivalents decreased by $14.5 million on July 2, 2008. On January 2, 2008, cash segregated in compliance with federal regulations increased by $7.0 million, from $476.0 million (the balance as of December 31, 2007) to $483.0 million. Conversely, cash and cash equivalents decreased by $7.0 million on January 2, 2008.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $97.8 million and $93.9 million at June 30, 2008 and December 31, 2007, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At June 30, 2008 and December 31, 2007, TradeStation Securities was charging a base margin debit interest rate of 7.75% and 8.25% per annum, respectively, on debit balances in brokerage customer accounts.

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

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Securities borrowed from broker-dealers	$20,296,516	$21,936,200
Fees and commissions receivable from clearing agents	1,622,758	1,462,474
Securities failed to deliver to broker-dealers and other	525,105	27,518

	$22,444,379	$23,426,192

Securities borrowed transactions require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of June 30, 2008 and December 31, 2007, TradeStation Securities serviced its institutional equities accounts primarily through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were introduced to Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of June 30, 2008, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At June 30, 2008 and December 31, 2007, payables to customers totaled $648.3 million and $589.7 million, respectively. These funds are the principal source of funding for margin lending. At June 30, 2008 and December 31, 2007, TradeStation Securities was paying interest at the rate of .50% and 1.25% per annum, respectively, on cash balances in excess of $10,000 in brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At June 30, 2008, TradeStation Securities had net capital of approximately $84.7 million (64.6% of aggregate debit items), which was approximately $82.1 million in excess of its required net capital of approximately $2.6 million. At December 31, 2007, TradeStation Securities had net capital of approximately $77.8 million (63.8% of aggregate debit items), which was approximately $75.4 million in excess of its required net capital of approximately $2.4 million.

(10) FAIR VALUE MEASURES

The following table summarizes the basis used to measure marketable available-for-sale securities on a recurring basis in the Company’s consolidated balance sheets as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Balance	Observable Inputs (Level II)*	Balance	Observable Inputs (Level II)*
Marketable available-for-sale securities	$8,860,000	$8,860,000	$8,860,000	$8,860,000

*	Basis of Fair Value Measurement

There were no gains or losses (realized or unrealized) and no purchases, sales, issuances or settlements related to the Company’s marketable available-for-sale securities during the six months ended June 30, 2008.

(11) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of June 30, 2008 and December 31, 2007, the Company had $1.2 million of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease. In addition to its corporate headquarters, the Company has five non-cancelable operating leases for facilities (including two data centers) with expirations ranging from December 2008 to July 2012.

Future minimum lease payments as of June 30, 2008 under all operating leases are as follows:

2008	$2,065,669
2009	3,067,263
2010	2,426,420
2011	2,288,154
2012	1,708,661
Thereafter	—

$11,556,167

During the three months ended June 30, 2008 and 2007, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.3 million and $1.1 million, respectively. During the six months ended June 30, 2008 and 2007, total rent expense was approximately $2.4 million and $2.1 million, respectively.

Purchase Obligations

As of June 30, 2008, the Company had various purchase obligations through August 2012 totaling approximately $5.3 million as follows: approximately $2.1 million, $2.2 million, $701,000, $150,000 and $100,000 during the remainder of 2008, 2009, 2010, 2011 and 2012, respectively, related primarily to back office systems and telecommunications services.

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

The Gambino case was settled in the 2006 fourth quarter and, pursuant to the settlement agreement dated November 3, 2006, was dismissed with prejudice. The Gambino settlement was not material to the Company’s consolidated financial position, results of operations or cash flows in any period. Both the Allen and Tafazzoli/zum Tobel lawsuits went to trial (the Allen case in the 2007 second quarter and the Tafazzoli/zum Tobel case in the 2008 first quarter), and judicial rulings and jury verdicts found in favor of the Company and all other defendants on all claims, i.e., found no liability on the part of any of the defendants. Both cases were appealed. The Tafazzoli/zum Tobel case was settled in the 2008 second quarter and, pursuant to the settlement agreement dated June 9, 2008, the appeal was dismissed with prejudice in exchange for the Company agreeing not to pursue recovery of attorneys’ fees. The Allen case was settled in the 2008 third quarter and, pursuant to the settlement agreement dated July 23, 2008, the appeal was dismissed with prejudice in exchange for a payment from Allen to the Company and the Company’s agreement not to pursue recovery of attorneys’ fees.

The Company also reached, with respect to all three litigations, a final settlement with its primary director and officer liability insurance carrier for a final payment to the Company of $625,000 (plus payment of reasonable legal fees and costs incurred but not yet reimbursed relating to the Allen litigation through the effective date of the settlement agreement with the insurance carrier). The $625,000 settlement with the Company’s insurance carrier was recorded as a recovery of previously-expensed professional services in the accompanying consolidated statements of income for the three and six months ended June 30, 2008.

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants included Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. OBrien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs have filed a Second Amended Complaint that contains similar factual allegations and attempts to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserts actual damages of at least $17.0 million. The case is at a very early stage, but based upon a preliminary review, there does not appear to be any basis to impose liability on TradeStation Securities or TradeStation Technologies.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings, including a pending matter with NYSE’s Division of Enforcement related to odd-lot trading, which commenced in 2007, a pending matter with NYSE’s Division of Market Surveillance related to partial-round-lot trading, which commenced in July 2008, and a pending NFA arbitration in which the claimant seeks damages of $500,000. The pending NYSE regulatory matters could ultimately result in censures, sanctions, fines and/or other negative consequences.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, in an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, approximately $2.1 million as of June 30, 2008). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and do not represent new hires or appointments, as each executive has been serving in his current positions for several years.

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

(12) INCOME TAXES

During the three and six months ended June 30, 2008, the Company recorded an income tax provision of $3.9 million and $9.2 million, respectively, based upon its current estimated annual effective income tax rate of approximately 39%. During the three and six months ended June 30, 2007, the Company recorded an income tax provision of $4.8 million and $9.8 million, respectively, based upon its then-estimated annual effective income tax rate of approximately 38%. The increase in the Company’s estimated annual effective income tax rate was due primarily to the absence of the research and development tax credit, currently not extended by Congress, during the six months ended June 30, 2008.

As of June 30, 2008, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $1.4 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

As of January 1, 2008, the Company had a liability for unrecognized tax benefits of $638,000, which was decreased to $492,000 during the six months ended June 30, 2008. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Brokerage services
Revenues, excluding interest	$27,983,772	$22,838,084	$58,222,119	$45,220,467
Interest income	6,877,298	11,797,601	15,892,053	23,406,582
Interest expense	(846,639)	(1,223,225)	(2,071,060)	(2,417,011)

	34,014,431	33,412,460	72,043,112	66,210,038
Software products and services
Revenues, excluding interest	13,633,104	10,940,849	26,694,181	21,700,036
Interest income	183,748	353,727	445,850	710,473

	13,816,852	11,294,576	27,140,031	22,410,509
Elimination of intercompany charges to brokerage services segment	(11,271,466)	(8,913,340)	(21,904,674)	(17,496,228)

	$36,559,817	$35,793,696	$77,278,469	$71,124,319

Income before income taxes:
Brokerage services	$4,045,524	$6,933,980	$12,182,050	$15,514,549
Software products and services	5,978,662	6,033,408	11,338,112	10,651,067

	$10,024,186	$12,967,388	$23,520,162	$26,165,616

			As of June 30, 2008	As of December 31, 2007
Identifiable assets:
Brokerage services			$770,738,019	$699,150,725
Software products and services			41,931,985	45,536,447

			$812,670,004	$744,687,172

(14) STOCK BUYBACK PLAN

In October 2006, the Company’s Board of Directors authorized, and the Company announced, the use of up to $60 million of the Company’s available and unrestricted cash, over a four-year period, to repurchase shares of its common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, $1.25 million of Company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase Company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the three months ended June 30, 2008, the Company used approximately $3.75 million to purchase 383,660 shares of its common stock at an average price of $9.77 per share. During the six months ended June 30, 2008, the Company used approximately $7.5 million to purchase 736,285 shares of its common stock at an average price of $10.18 per share. Since commencement of this stock buyback plan on November 13, 2006, through June 30, 2008, the Company has used approximately $24.5 million to purchase 2,112,750 shares of its common stock at an average price of $11.59 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained in this report and with the issues, uncertainties and risk factors related to our business and industry described in “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007, “ITEM 1A. RISK FACTORS” of PART II of the Quarterly Report on Form 10-Q of TradeStation Group for the quarter ended March 31, 2008 and “ITEM 1A. RISK FACTORS” of PART II of this report. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

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

As of June 30, 2008, TradeStation Securities had 40,769 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 2,112 accounts, or 5%, when compared to 38,657 accounts as of March 31, 2008, and a net increase of 6,681 accounts, or 20%, when compared to 34,088 accounts as of June 30, 2007. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has had less than a $200 balance and has had no activity within the past 180 days.

During the three and six months ended June 30, 2008, TradeStation Securities’ brokerage customer account base had 91,121 and 99,953 daily average revenue trades (often called “DARTs”), an increase of 28% and 41%, when compared to 71,117 and 70,659 DARTs, respectively, during the three and six months ended June 30, 2007. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Daily average revenue trades (DARTs)	91,121	71,117	28	99,953	70,659	41

Self-clearing Client Balances
Average client credit balances (millions)	$623	$544	15	$607	$540	12
Average client margin balances (millions)	$92	$76	21	$90	$74	22

Client Trading Activity – Per Account
Annualized trades	577	534	8	650	545	19
Annualized average net revenue per account	$3,435	$3,985	(14)	$3,726	4,117	(9)

	As of June 30
	2008	2007	% Change
Client Account Information
Total brokerage accounts	40,769	34,088	20
Average assets per account – equities	$71,000	$76,000	(7)
Average assets per account – futures	$20,000	$20,000	0

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge commissions based mostly on share volume (and, recently, if the customer chooses, per trade, regardless of the number of shares traded) and number of options contracts traded. For futures and forex, we charge commissions on a per contract or per lot basis (so each futures or forex revenue trade included to calculate DARTs represents a round-turn commissionable contract or round turn-lot traded). It should be noted that all DARTs are not equal. The revenue and profit margin we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

Our United Kingdom subsidiary, TradeStation Europe, is authorized by the United Kingdom’s FSA to act as an introducing brokerage firm in the United Kingdom. In February 2007, TradeStation Europe obtained its European “passport” pursuant to which TradeStation Europe is considered registered, via its FSA authorization, to conduct business throughout the European Union. TradeStation Europe’s operations currently consist of the solicitation and introduction of suitable European brokerage clients to its US affiliate (TradeStation Securities) for equities, options, futures and forex account services. As of June 30, 2008, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not considered by the company to be material to its consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The following areas are particularly subject to management’s judgments and estimates or are key components of our results of operations, and could materially affect our consolidated results of operations and financial position: Brokerage Commissions and Fees, Net Interest Income, Income Taxes, and Uninsured Loss Reserves. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

For the three and six months ended June 30, 2008 and 2007, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation

Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. Our primary source of consolidated revenue is the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. For the three and six months ended June 30, 2008 and 2007, the brokerage services segment accounted for approximately 93% of our total consolidated net revenues. Given the size of that percentage, other than our discussion and table in Note 13 – SEGMENT AND RELATED INFORMATION in ITEM 1. FINANCIAL STATEMENTS of PART I of this report, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$28,228	$22,719	$5,509	24	$58,752	$45,007	$13,745	31

Interest income	7,061	12,151	(5,090)	(42)	16,338	24,117	(7,779)	(32)
Brokerage interest expense	847	1,223	(376)	(31)	2,071	2,417	(346)	(14)

Net interest income	6,214	10,928	(4,714)	(43)	14,267	21,700	(7,433)	(34)

Subscriptions and other	2,118	2,147	(29)	(1)	4,259	4,417	(158)	(4)

Net revenues	36,560	35,794	766	2	77,278	71,124	6,154	9

Expenses:
Employee compensation and benefits	10,827	8,771	2,056	23	20,046	17,222	2,824	16
Clearing and execution	8,510	7,535	975	13	18,036	14,658	3,378	23
Data centers and communications	2,369	1,480	889	60	4,760	3,154	1,606	51
Advertising	1,483	1,569	(86)	(5)	2,788	2,655	133	5
Professional services	159	204	(45)	(22)	1,788	1,363	425	31
Occupancy and equipment	755	689	66	10	1,507	1,386	121	9
Depreciation and amortization	1,082	1,008	74	7	2,032	2,006	26	1
Other	1,351	1,570	(219)	(14)	2,801	2,515	286	11

Total expenses	26,536	22,826	3,710	16	53,758	44,959	8,799	20

Income before income taxes	10,024	12,968	(2,944)	(23)	23,520	26,165	(2,645)	(10)

Income tax provision	3,937	4,835	(898)	(19)	9,177	9,837	(660)	(7)

Net income	$6,087	$8,133	$(2,046)	(25)	$14,343	$16,328	$(1,985)	(12)

Three Months Ended June 30, 2008 and 2007

Net revenues were $36.6 million for the three months ended June 30, 2008, as compared to $35.8 million for the three months ended June 30, 2007, an increase of $766,000, or 2%. The primary reasons for this growth were an increase in brokerage commissions and fees of approximately $5.5 million, or 24%, as a result of higher trade volume related mostly to increased market volatility and growing our brokerage account base, partially offset by a decrease in net interest income of $4.7 million, or 43%, as a result of lower interest rates, partially offset by higher aggregate account balances as a result of net account growth.

Net income was $6.1 million for the three months ended June 30, 2008, as compared to $8.1 million for the three months ended June 30, 2007, a decrease of $2.0 million, or 25%, due primarily to a decrease in net interest income of $4.7 million, our year-over-year increase in expenses of $3.7 million, partially offset by our year-over-year increase in brokerage commissions and fees of $5.5 million.

Income before income taxes was $10.0 million (27% of net revenues) for the three months ended June 30, 2008, as compared to $13.0 million (36% of net revenues) for the three months ended June 30, 2007, a decrease of $2.9 million, or 23%. Our $2.9 million decrease in income before income taxes was due primarily to a decrease in net interest income of $4.7 million, and increases in employee compensation and benefits (which includes stock-based compensation) of $2.1 million, clearing and execution costs of $975,000, and data centers and communications costs of $889,000, partially offset by an increase in brokerage commissions and fees of $5.5 million and a decrease in other expenses (as described below) of $219,000. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 36% to 27% due primarily to the decrease in net interest income described above, the increase in employee compensation and benefits, which resulted from merit increases and increased employee headcount, and increases in other costs associated with the growth of the company’s infrastructure.

During the three months ended June 30, 2008, we recorded an income tax provision of $3.9 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended June 30, 2007, we recorded an income tax provision of $4.8 million based upon our then-estimated annual effective income tax rate of approximately 38%. The increase in our estimated annual effective income tax rate is due primarily to the absence of the research and development tax credit, which has currently not been extended by Congress, during the six months ended June 30, 2008. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees consist mainly of commissions for equities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended June 30, 2008, brokerage commissions and fees were approximately $28.2 million, as compared to $22.7 million for the three months ended June 30, 2007. This $5.5 million, or 24%, increase was due primarily to an increase in brokerage commissions of $4.2 million resulting from higher trading volume related mostly to higher market volatility during the 2008 second quarter (generally, as market volatility increases our customer accounts’ trade volume increases) and to growing our brokerage customer account base and, to a lesser extent, increases in exchange fee revenue of $664,000 (resulting primarily from a change in classification as revenue, beginning July 1, 2007, of certain exchange fees previously recorded as an offset to expenses), and platform fees of $638,000. We continuously review and assess our pricing, which includes commissions and platform and other fees, and we may adjust such fees from time to time in response to competitive pressures if and when they arise. In July 2008, we introduced a flat-fee commission plan (before this, we offered only per-share commission pricing) targeted at individual equities traders who trade higher share volumes per trade. There can be no assurance that the new flat-fee commission plan will attract new clients or result in an increase in brokerage commissions and fees.

Interest Income – Interest income is composed of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. For the three months ended June 30, 2008, interest income was $7.1 million, as compared to $12.2 million for the three months ended June 30, 2007. This $5.1 million, or 42%, decrease was due primarily to lower interest rates, partially offset by higher aggregate account balances as a result of net account growth. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest and, for futures accounts, the federal funds target rate of interest. The federal funds daily effective rate of interest is tied to the federal funds target rate of interest and the direction the markets believe the target rate of interest will move in the future. We estimate, based on the size and nature of our customer assets as of June 30, 2008, that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $65,000. On April 30, 2008, the federal funds target rate of interest decreased by 25 basis points. The average federal funds target rate of interest was 2.08% and 5.25% during the three months ended June 30, 2008 and 2007, respectively. Interest income for future periods may be materially affected by further decreases, increases or “no actions” regarding the federal funds target rate of interest and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense is composed of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. For the three months ended

June 30, 2008 and June 30, 2007, brokerage interest expense was approximately $847,000 and $1.2 million, respectively. The decrease in brokerage interest expense of $376,000 was due primarily to lower interest rates offered to brokerage customers, partially offset by higher aggregate account balances as a result of net account growth. During the three months ended June 30, 2008, the average annual credit interest rate paid to our equities customers on the portion, if any, of their balances in excess of $10,000, was 0.69%, as compared to 1.25% during the three months ended June 30, 2007. As of June 30, 2008 and through the date of the filing of this report, our equities customers earned interest at the rate of .50% per annum on the portion, if any, of their cash balances in excess of $10,000. Futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth (if any) and mix of growth of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our customers (as a result of changes in the federal funds target rate of interest or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues are composed primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take full advantage of functions and features of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. For the three months ended June 30, 2008 and June 30, 2007, subscription fees and other revenues were approximately $2.1 million. The $29,000, or 1%, decrease in subscription fees and other revenues was due primarily to a decrease in the number of subscribers. The amount of subscription fees in the future will depend upon the number of subscription terminations each month and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses consist primarily of employee salaries, sales commissions and bonuses, stock-based compensation, and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $10.8 million for the three months ended June 30, 2008, as compared to $8.8 million for the three months ended June 30, 2007, an increase of approximately $2.1 million, or 23%. This increase was due to increases in stock-based compensation of $1.4 million, wages paid to employees of $639,000, sales commissions of $230,000 and payroll taxes of $59,000, partially offset by decreases in personnel related and other expenses of $182,000, employee benefits of $28,000, and bonuses of $24,000. The increase in stock-based compensation is due primarily to $1.2 million of expense relating to accelerated vesting of certain officer and director stock options that occurred as a result of the collective beneficial ownership of the company by the company’s co-founders falling below 25%. See Note 2 – STOCK-BASED COMPENSATION –Vesting Acceleration of Certain Options in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion regarding this acceleration of vesting. The increase in wages was due to increased headcount and annual merit increases. During the three months ended June 30, 2008, there was an average of 331 full-time equivalent employees, as compared to 315 full-time equivalent employees during the three months ended June 30, 2007. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2008 as a result of planned additions to employee headcount primarily in product development and to support our business operations.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $8.5 million for the three months ended June 30, 2008, as compared to $7.5 million for the three months ended June 30, 2007, an increase of approximately $975,000, or 13%, as a result of higher trade volume by our customers that resulted from the growth of accounts and higher market volatility. Clearing and execution costs as a percentage of brokerage commissions and fees, which will vary depending on the mix of business, were 30% during the three months ended June 30, 2008 and 33% during the three months ended June 30, 2007.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $2.4 million for the three months ended June 30, 2008, as compared to $1.5 million for the three months ended June 30, 2007, an increase of $889,000, or 60%. This increase was due primarily to a $691,000 increase in exchange fees and a $182,000 increase in co-location costs. The increase in exchange fees resulted primarily from the classification as revenue, beginning July 1, 2007, of certain fees charged to customers, which were recorded as an offset to data centers and communications expense during the three months ended June 30, 2007.

Advertising – Advertising expenses are composed of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits and related postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended June 30, 2008 were $1.5 million, as compared to $1.6 million for the three months ended June 30, 2007, a decrease of $86,000, or 5%, due primarily to decreased media placement. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time, the release of new products, features and functions, and the evolution of our sales force.

Professional Services – Professional services expenses are composed of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $159,000 for the three months ended June 30, 2008, as compared to $204,000 for the three months ended June 30, 2007, a decrease of $45,000, or 22%, due to decreases in legal fees of $107,000 and accounting and tax fees of $48,000, partially offset by increases in consulting expenses of $109,000. Professional services expenses for the three months ended June 30, 2008 include a $625,000 recovery of previously-expensed legal fees as a result of a final settlement with our primary director and officer liability insurance carrier pertaining to the Taffazoli/zum Tobel litigation. Professional services expenses for the three months ended June 30, 2007 include a $723,000 recovery of previously-expensed legal fees in connection with the Andrew Allen litigation. See Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for more details about the Andrew Allen and Tafazzoli/zum Tobel litigation.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $755,000 for the three months ended June 30, 2008, as compared to $689,000 for the three months ended June 30, 2007, an increase of $66,000, or 10%, due primarily to increases in maintenance costs and rent.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment. Depreciation and amortization expenses were $1.1 million for the three months ended June 30, 2008, as compared to $1.0 million for the three months ended June 30, 2007, an increase of $74,000 or 7%. Depreciation expense may increase in the future based upon the level of capital expenditures we deem necessary to support the growth of our business and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.4 million for the three months ended June 30, 2008, as compared to $1.6 million for the three months ended June 30, 2007, a decrease of $219,000, or 14%. The variance was a result primarily of a $450,000 reserve for a regulatory matter during the second quarter of 2007, partially offset by a $70,000 reserve for FINRA short interest reporting and short sale affirmation enforcement proceedings, increased customer debits and errors of $51,000, training and workshops of $46,000, travel and entertainment of $43,000, and supplies of $40,000 during the second quarter of 2008.

Six Months Ended June 30, 2008 and 2007

Net revenues were $77.3 million for the six months ended June 30, 2008, as compared to $71.1 million for the six months ended June 30, 2007, an increase of $6.2 million, or 9%. The primary reasons for this growth were increased brokerage commissions and fees of approximately $13.7 million, or 31%, as a result of higher trade volume related mostly to growing our brokerage account base and higher market volatility, partially offset by a decrease in net interest income of $7.4 million, or 34%, as a result of decreases in interest rates, partially offset by higher aggregate account balances as a result of net account growth.

Net income was approximately $14.3 million for the six months ended June 30, 2008, as compared to $16.3 million for the six months ended June 30, 2007, a decrease of $2.0 million, or 12%, due primarily to a decrease in net interest income of $7.4 million, and our year-over-year increase in expenses of $8.8 million, partially offset by our year-over-year increase in brokerage commissions and fees of $13.7 million.

Income before income taxes was $23.5 million (30% of net revenues) for the six months ended June 30, 2008, as compared to $26.2 million (37% of net revenues) for the six months ended June 30, 2007, a decrease of $2.6 million, or 10%. The $2.6 million decrease in income before income taxes was due primarily to a decrease in net interest income of $7.4 million, and increases in clearing and execution costs of $3.4 million, employee compensation and benefits (which includes stock-based compensation) of $2.8 million, data centers and communications costs of $1.6 million, professional fees of $425,000 and, to a lesser extent, increases in other expenses, partially offset by an increase in brokerage commissions and fees of $13.7 million.

During the six months ended June 30, 2008, we recorded an income tax provision of $9.2 million based upon our current estimated annual effective income tax rate of approximately 39%. During the six months ended June 30, 2007, we recorded an income tax provision of $9.8 million based upon our then-estimated annual effective income tax rate of approximately 38%. The increase in our estimated annual effective income tax rate is due primarily to the absence of the research and development tax credit, which has currently not been extended by Congress, during the six months ended June 30, 2008. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – For the six months ended June 30, 2008, brokerage commissions and fees were approximately $58.8 million, as compared to $45.0 million for the six months ended June 30, 2007. This $13.7 million, or 31%, increase was due to increased brokerage commissions of $11.4 million from higher trading volume related mostly to growing our brokerage customer account base and higher market volatility, exchange fee revenue of $1.3 million (resulting primarily from a change in classification as revenue, beginning July 1, 2007, of certain exchange fees previously recorded as an offset to expenses), and increased platform fees of $1.2 million related to account growth.

Interest Income – For the six months ended June 30, 2008, interest income was $16.3 million, as compared to approximately $24.1 million for the six months ended June 30, 2007. This $7.8 million, or 32%, decrease was due primarily to lower interest rates, partially offset by higher aggregate account balances as a result of net account growth. During the first half of 2008, the federal funds target rate of interest was decreased four times, from 4.25% to 2.00% (where it remains as of June 30, 2008 and through the date of the filing of this report). The average federal funds target rate of interest was 2.65% and 5.25% during the six months ended June 30, 2008 and 2007, respectively. These decreases resulted in decreases in the amounts we earned on our clients’ cash account balances and the amounts we charged our clients for margin lending. We estimate, based on the size and nature of our customer assets as of June 30, 2008, that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $65,000. Interest income for future periods may be materially affected by further decreases, increases or “no actions” regarding the federal funds target rate of interest and the extent, if any, by which our customer cash account balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – For the six months ended June 30, 2008, brokerage interest expense was $2.1 million, as compared to $2.4 million for the six months ended June 30, 2007. This $346,000, or 14%, decrease was due primarily to lower interest rates offered to brokerage customers, partially offset by higher aggregate account balances as a result of net account growth. During the six months ended June 30, 2008, the average annual credit interest rate paid to our equities customers on credit balances in excess of $10,000, decreased 31% to approximately .86%, as compared to approximately 1.25% during the six months ended June 30, 2007. As of June 30, 2008 and through the date of this report, our equities customers earned interest at the rate of 0.50% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earned no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues were approximately $4.3 million during the six months ended June 30, 2008, as compared to $4.4 million during the six months ended June 30, 2007, a decrease of approximately $158,000, or 4%, due primarily to a decrease in subscription fees of $144,000 and a decrease in royalties, commissions and other revenue of $14,000. The decrease in subscription fees was due primarily to a decrease in the number of subscribers. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $20.0 million for the six months ended June 30, 2008 as compared to $17.2 million for the six months ended June 30, 2007, an increase of $2.8 million, or 16%. This increase was due primarily to increases in stock-based compensation of $1.5 million, wages paid to employees of $1.3 million, and sales commissions of $371,000. The increase in stock-based compensation is due primarily to $1.2 million of expense relating to accelerated vesting of certain officer and director stock options that occurred as a result of the collective beneficial ownership of the company by the company’s co-founders falling below 25%. See Note 2 – STOCK-BASED COMPENSATION –Vesting Acceleration of Certain Options in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion regarding this acceleration of vesting. The increase in wages was due to annual merit increases and increased headcount. During the six months ended June 30, 2008, there was an average of 329 full-time equivalent employees, as compared to 307 full-time equivalent employees during the six months ended June 30, 2007. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2008 as a result of planned additions to employee headcount to support our business operations.

Clearing and Execution – Clearing and execution expenses were approximately $18.0 million for the six months ended June 30, 2008, as compared to $14.7 million for the six months ended June 30, 2007, an increase of approximately $3.4 million, or 23%, as a result of higher trade volume by our customers that resulted from the growth of accounts and higher market volatility. Clearing and execution costs as a percentage of brokerage commissions and fees were 31% and 33%, during the six months ended June 30, 2008 and 2007, respectively.

Data Centers and Communications – Data centers and communications expenses were approximately $4.8 million for the six months ended June 30, 2008, as compared to $3.2 million for the six months ended June 30, 2007, an increase of $1.6 million, or 51%. The increase was due primarily to increases in exchange fees of $1.3 million, co-location costs of $254,000, and circuits to connect our server farms to data providers and electronic marketplaces of $101,000. The increase in exchange fees resulted primarily from the classification as revenue, beginning July 1, 2007, of certain fees charged to customers, which were recorded as an offset to data centers and communications expense during the six months ended June 30, 2007.

Advertising – Advertising expenses for the six months ended June 30, 2008 were $2.8 million, as compared to $2.7 million for the six months ended June 30, 2007, an increase of $133,000, or 5%, due primarily to an increase in agency fees of $196,000 partially offset by media placement of $68,000. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time, and the evolution of our sales force.

Professional Services – Professional services expenses for the six months ended June 30, 2008 were $1.8 million, as compared to $1.4 million for the six months ended June 30, 2007, an increase of $425,000, or 31%. The increase is due primarily to increases in legal expenses of $279,000 and consulting expenses of $173,000. Professional services expenses for the six months ended June 30, 2008 include an offset to expenses of $625,000 as a result of a final settlement with our primary director and officer liability insurance carrier pertaining to the Taffazoli/zum Tobel litigation. Professional services expenses for the six months ended June 30, 2007 include an offset to expenses of $723,000 for a reimbursement of legal fees in connection with the Andrew Allen litigation. See Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for more details about the Andrew Allen case and the Tafazzoli/zum Tobel case.

Occupancy and Equipment – Occupancy and equipment expenses were $1.5 million for the six months ended June 30, 2008, as compared to $1.4 million for the six months ended June 30, 2007, an increase of $121,000, or 9%, due primarily to increased rent and maintenance costs.

Depreciation and Amortization – Depreciation and amortization expenses were $2.0 million for both the six months ended June 30, 2008 and June 30, 2007, an increase of $26,000, or 1%. Depreciation expense may continue to increase based upon the level of capital expenditures we deem necessary to support the growth of our business and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses were $2.8 million for the six months ended June 30, 2008, as compared to $2.5 million for the six months ended June 30, 2007, an increase of $286,000, or 11%. This increase was due primarily to increases in settlements for legal matters of $159,000, customer debits and errors of $156,000, supplies and postage of $96,000, travel and entertainment of $72,000, and a reserve for FINRA short interest reporting and short sale affirmation of $70,000, partially offset by a $450,000 reserve, during the second quarter of 2007, for a regulatory matter relating to NASD OATS reporting , which itself was partially offset during the second quarter of 2007 by our decision to retain and cancel approximately $120,000 potentially owed to a third party pursuant to our contractual rights against that third party.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. For information regarding the risks related to the variability of quarterly results, see “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007 and “ITEM 1A. RISK FACTORS” of PART II of the Quarterly Report on Form 10-Q of TradeStation Group for the quarter ended March 31, 2008 and “ITEM 1A. RISK FACTORS” of PART II of this report.

Income Taxes

During the three months ended June 30, 2008, we recorded an income tax provision of $3.9 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended June 30, 2007, we recorded an income tax provision of $4.8 million based upon our then estimated annual effective income tax rate of approximately 38%. The increase in our estimated annual effective income tax rate was due primarily to the absence of the research and development credit, which has currently not been extended by Congress, during the three months ended June 30, 2008.

As of June 30, 2008, for financial reporting purposes, we estimate that we have available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $1.4 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

We adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial position, results of operations or cash flows.

See Note 12 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of approximately $126.7 million, of which $1.2 million was restricted in support of a facility lease. On July 2, 2008, as a result of TradeStation Securities’ June 30, 2008 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $14.5 million was transferred from cash and cash equivalents to cash segregated in compliance with federal regulations. We had marketable securities of approximately $8.9 million at June 30, 2008, all of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent.

As of June 30, 2008, TradeStation Securities had: $517.3 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $97.8 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $22.4 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $648.3 million at June 30, 2008. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At June 30, 2008, TradeStation Securities had net capital of approximately $84.7 million (64.6% of aggregate debit items), which was approximately $82.1 million in excess of its net capital requirement of approximately $2.6 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of June 30, 2008, we had interest-bearing security deposits and short-term treasury bills totaling $25.0 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of June 30, 2008, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows:

	Payments Due By Period
	Total	2008	2009 - 2010	2011 - 2012
Contractual Obligations
Operating lease obligations	$11,556,167	$2,065,669	$5,493,683	$3,996,815
Purchase obligations	5,250,543	2,142,247	2,858,296	250,000

Total	$16,806,710	$4,207,916	$8,351,979	$4,246,815

We have no operating lease obligations or minimum purchase obligations extending beyond 2012.

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of approximately $2.5 million for the remainder of 2008. These capital expenditures are primarily for the purchase of computer hardware and to support the growth of our data server farms and back-office systems to support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended June 30, 2008, we used approximately $3.75 million to purchase 383,660 shares of our common stock at an average price of $9.77 per share. During the six months ended June 30, 2008, we used approximately $7.5 million to purchase 736,285 shares of our common stock at an average price of $10.18 per share. Since commencement of this stock buyback plan on November 13, 2006, through June 30, 2008, we used approximately $24.5 million to purchase 2,112,750 shares of our common stock at an average price of $11.59 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $31.4 million during the six months ended June 30, 2008, as compared to net cash provided by operating activities of $12.8 million during the six months ended June 30, 2007. Net cash provided by operating activities during the six months ended June 30, 2008 of $31.4 million was due primarily to: net income as adjusted for non-cash items; increases in payables to brokerage customers and in accounts payable; decreases in receivables from brokers, dealers, clearing organizations and clearing agents, and in other assets. This was partially offset by increases in cash segregated in compliance with federal regulations, receivables from brokerage customers, prepaid income taxes, and deposits with clearing organizations, and by decreases in payables to brokers, dealers and clearing organizations and accrued expenses. Net cash provided by operating activities during the six months ended June 30, 2007 of $12.8 million was due primarily to net income and adjustments for non-cash items, partially offset by timing differences related to a net increase in net brokerage customer assets and liabilities including timing differences related to funding cash segregated in compliance with federal regulations ($3.2 million transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on July 2, 2007, as opposed to $7.6 million transferred to cash and cash equivalents from cash segregated in compliance with federal regulations on January 3, 2007), increase in other assets, and a decrease in accrued expenses and accounts payable.

Investing activities used cash of $1.7 million and $1.3 million during the six months ended June 30, 2008 and 2007, respectively. Net cash used in investing activities during the six months ended June 30, 2008 and 2007 was primarily for capital expenditures consisting of computer hardware to support the growth of our data server farms.

Financing activities used cash of $6.8 million during the six months ended June 30, 2008 and used cash of $6.2 million during the six months ended June 30, 2007. Net cash used in financing activities during the six months ended June 30, 2008 of $6.8 million was due primarily to approximately $7.5 million used for the repurchase of company shares, partially offset by $509,000 of proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans (and, to a lesser extent, common stock issued at a discount under the company’s employee stock purchase plan) and $171,000 related to excess tax benefits from stock option exercises under our incentive stock plans. Net cash used in financing activities during the six months ended June 30, 2007 of $6.2 million was due primarily to $7.5 million used for the repurchase of our shares of common stock, partially offset by $798,000 of proceeds from the issuance of common stock from the exercise of stock options (and, to a lesser extent, common stock issued at a discount under our employee stock purchase plan), and $468,000 of excess tax benefits from the exercise of stock options under our incentive stock plans.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We believe that the adoption of SFAS No. 161, effective January 1, 2009, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141R applies to all business entities and to transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141R revises in various areas and circumstances methods of accounting for the costs of business combinations and various components thereof. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, for us, it will be effective for any business combination made on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Our adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows during the six months ended June 30, 2008.

In September 2006, the FASB issued Statement SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. Our adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows during the six months ended June 30, 2008.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $517.3 million at June 30, 2008. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $648.3 million at June 30, 2008, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of June 30, 2008, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted primarily of federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America, and our security deposits consisted primarily of treasury bills and interest-bearing cash deposits.

We estimate, based on the size and nature of our customer assets as of June 30, 2008 (and assuming for these purposes that the size and nature does not change), that each basis point increase or decrease in interest rates results in an annual impact of approximately $65,000 to our net income.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We disclosed in both our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 that, with respect to the 2003 lawsuit brought by family partnerships owned and controlled by Farshid Tafazzoli and E. Steven zum Tobel against us, two of our executive officers, two former executive officers, family partnerships owned and controlled by the two former executive officers, and one of our independent directors, and the 2003 lawsuit brought by Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen) against us and three former executive officers, judicial rulings and jury verdicts found in favor of all defendants on all claims, i.e., found no liability on the part of any of the defendants and that both cases were on appeal. The Tafazzoli/zum Tobel case was settled in the 2008 second quarter and, pursuant to the settlement agreement dated June 9, 2008, the appeal was dismissed with prejudice in exchange for our agreeing not to pursue recovery of attorneys’ fees. The Allen case was settled in the 2008 third quarter and, pursuant to the settlement agreement dated July 23, 2008, the appeal was dismissed with prejudice in exchange for a payment from Allen to us and our agreeing not to pursue recovery of attorneys’ fees.

We also reached, with respect to all three litigations, a final settlement with our primary director and officer liability insurance carrier for a final payment to us of $625,000 (plus payment of reasonable legal fees and costs incurred but not yet reimbursed relating to the Allen case through the effective date of the settlement agreement with the insurance carrier). The $625,000 settlement with our insurance carrier was recorded as a recovery of professional services in the accompanying consolidated statements of income for the three and six months ended June 30, 2008.

Also see Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for more detail about these lawsuits and other proceedings.

ITEM 1A.	RISK FACTORS

Subject to the items discussed below, there have been no material changes in risk factors during the second quarter of 2008 from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007 and “ITEM 1A. RISK FACTORS” of PART II of the Quarterly Report on Form 10-Q of TradeStation Group for the quarter ended March 31, 2008. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in PART I of this report and the items discussed below, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. The following is an update to the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 due to events or conditions during 2008:

Attrition of Customer Accounts and Failure to Maintain or Increase the Rate of Growth of Gross New Account Additions Could Materially Adversely Affect Our Operating Results

We consider an account to be inactive (and exclude it when counting total brokerage accounts) when it has less than a $200 balance and has had no activity for 180 consecutive days. Using this method, our current indications are that customer account attrition will be significantly higher, and net account growth may well be significantly lower, in the third quarter of 2008. It is also possible that our account attrition may be higher, and that net account growth may be lower, in the 2008 fourth quarter. While there is no way to know for certain the specific reasons for these current indications concerning net account growth (which is determined by the number, if any, that gross new account additions in a quarter exceed our customer account attrition in that quarter), we believe that the principal contributing factors include recent market conditions, recent turnover in our sales department, and reaction by some of our customers to system outages that occurred in December 2007 and January 2008, and there may be other reasons or factors. Our failure or inability to address the underlying issues or causes relating to increased attrition and a decrease in net account growth will likely result in decreased net revenues and net income.

Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, effective, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors or other sources (who obtain the data directly from the exchanges or, for forex, from inter-bank markets), the electronic order book systems of ECNs, other liquidity providers and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearance and of the clearance agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customers’ forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearance and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times, or upon increases by the exchanges or other market centers of the volume or capacity of data sent to our systems, could cause one or more of these systems to operate too slowly or fail. Outages and other system failures may also be caused by natural disasters and other events and circumstances beyond our control. Also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify the negative consequences of any such difficulties, outages, errors or failures. Any major system failure or outage (or series of frequent failures or outages), regardless of the cause, could result in the issuance of large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences.

We have had technical difficulties, outages, errors or failures in our electronic and software products, services and systems relating to market data, which do or may affect trading strategy signals and order placement triggers, some of which have occurred as recently as August 2008, July 2008 (on at least two occasions), January 2008 and December 2007. These difficulties, outages, errors or failures may cause severe negative consequences to our business. With respect to the August 2008 technical difficulties, outages, errors and failures, which we experienced with respect to our connections to certain exchanges (and which affected customer orders) and the July 2008 technical difficulties, outages, errors and failures, which we experienced with respect to our market data services (and which affected customer orders relating to them), our failure or inability to address the underlying issues or causes relating to such problems, to adequately correct them and ensure they do not repeat (particularly as the volume of market data received from the exchanges requires increased, improved or different hardware and/or software capacity, technology or company domain know-how), or otherwise to ensure the market data stability, speed and accuracy of the trading platform’s market data services, could materially negatively affect our reputation in the online trader market, causing increased attrition and a decrease in new accounts, and decreased net revenues and net income.

Additionally, as a general matter not applicable only to our company, the integrity of these types of systems may be attacked by persons sometimes referred to as “hackers” who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, “cyberterrorism,” should it occur, may significantly affect people’s willingness to use Internet-based services, particularly ones that involve their personal or company’s assets. See “Our Systems And Our Customers’ Accounts May From Time To Time Be Vulnerable To Security Risks That Could Disrupt Operations, Harm Our Reputation And Expose Us To Potential Liability” in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007.

During a system outage or failure, our brokerage may be able to take orders by telephone; however, only associates with appropriate licenses, knowledge and experience can accept telephone orders and, given the relatively small size of our trade desk in relation to the number of customers we have and trades we process, an adequate number of associates likely would not be available to take customer calls in the event of a system outage or failure. System delays, errors, outages and failures, depending upon how serious and how often they occur, could have a material adverse effect on our business, financial condition, results of operations and prospects. See “The Nature Of Our Business Results In Potential Liability To Customers” in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007.

Our Recently-launched Flat-fee Commission Offering May Not Result in Significant Account Growth or Revenue Growth

In July 2008, we introduced a flat-fee commission plan (before this, we offered only per-share commission pricing) targeted at individual equities traders who trade higher share volumes per trade. There can be no assurance that the flat-fee commission plan will attract those traders. If they do not see value in our flat-fee commission offering, and we do not attract such new clients, our net account growth and future revenues will fall short of current expectations. In addition, if a significant number of our existing customers who engage in higher volume trades switch from our per-share to our flat-fee commission plan, it is likely that there will be a decrease in net brokerage commissions and fees generated by such customers.

Recent Regulations That Limit Our Ability to Allow Traders to “Short Sell” Securities Could Result in Fewer Trades by Many of Our Customers

In July 2008, the U.S. Securities and Exchange Commission (“SEC”) adopted an emergency rule to limit short selling in the stocks of certain financial companies. The expiration of this rule was recently extended to August 12, 2008. Short sales constitute a significant portion of the transactions engaged in by active traders. If the SEC extends the duration of this rule, broadens its scope to limit short sales on the stock of additional companies, or takes any other action to curtail short sales, such action might negatively impact the number of trades in which our clients engage and, consequently, negatively impact our net revenues.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Share Repurchases

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

The following table sets forth information on our common stock buy-back program for the quarter ended June 30, 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
April 2008	138,885	$9.00	1,867,975	$38,000,000
May 2008	125,225	9.98	1,993,200	36,750,000
June 2008	119,550	10.46	2,112,750	35,500,000

Total	383,660	9.77

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Meeting

On June 12, 2008, TradeStation Group held its 2008 Annual Meeting of Shareholders (the “Annual Meeting”).

(b) Election of Board of Directors

At the Annual Meeting, an election was held for the Board of Directors of TradeStation Group. All seven nominees to the Board of Directors were elected (all of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

	For Election		Abstentions
Nominee for Director	Number	Percentage	Number	Percentage
Ralph L. Cruz	35,740,454	95.4%	1,707,326	4.6%
William R. Cruz	36,551,545	97.6%	896,235	2.4%
Denise Dickins	36,600,095	97.7%	847,685	2.3%
Michael W. Fipps	35,757,974	95.5%	1,689,806	4.5%
Stephen C. Richards	36,612,453	97.8%	835,327	2.2%
Salomon Sredni	36,538,892	97.6%	908,888	2.4%
Charles F. Wright	36,612,653	97.8%	835,127	2.2%

(c) Other Voting Matters

At the Annual Meeting, a proposal was submitted to the shareholders to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for TradeStation Group for the fiscal year ending December 31, 2008. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention
37,370,455	49,269	28,055
99.8%	0.1%	0.1%

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

August 7, 2008	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer, Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer and as Principal Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.