Form 10-Q
period 2008-09-30
TRADESTATION GROUP INC
filed 2008-11-06
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The registrant had 43,145,171 shares of common stock, $.01 par value, outstanding as of October 31, 2008

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $955,713 at September 30, 2008 and $1,194,641 at December 31, 2007	$102,186,808	$103,698,700
Cash segregated in compliance with federal regulations	590,444,866	475,968,659
Marketable securities	8,660,000	8,860,000
Receivables from brokers, dealers, clearing organizations and clearing agents	14,603,057	23,426,192
Receivables from brokerage customers	75,828,056	93,932,498
Property and equipment, net	6,290,073	7,009,526
Deferred income taxes, net	2,731,549	2,539,807
Deposits with clearing organizations	32,167,486	23,964,136
Other assets	4,781,169	5,287,654

Total assets	$837,693,064	$744,687,172

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Payables to brokers, dealers and clearing organizations	$545,143	$811,084
Payables to brokerage customers	664,722,538	589,654,425
Accounts payable	3,160,034	2,412,353
Accrued expenses	8,849,975	7,851,329

Total liabilities	677,277,690	600,729,191

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 42,958,937 and 43,839,244 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	429,589	438,392
Additional paid-in capital	56,023,941	62,579,093
Retained earnings	103,961,844	80,940,496

Total shareholders’ equity	160,415,374	143,957,981

Total liabilities and shareholders’ equity	$837,693,064	$744,687,172

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Brokerage commissions and fees	$33,455,104	$27,333,980	$92,207,443	$72,340,638

Interest income	6,966,950	12,094,616	23,304,853	36,211,671
Brokerage interest expense	682,331	1,301,379	2,753,391	3,718,390

Net interest income	6,284,619	10,793,237	20,551,462	32,493,281

Subscription fees and other	2,030,362	2,133,699	6,289,649	6,551,316

Net revenues	41,770,085	40,260,916	119,048,554	111,385,235

EXPENSES:
Employee compensation and benefits	9,852,436	8,652,294	29,898,057	25,874,343
Clearing and execution	10,159,048	9,111,644	28,194,724	23,769,549
Data centers and communications	2,170,304	2,213,286	6,930,603	5,367,096
Advertising	1,534,485	1,500,750	4,322,752	4,155,652
Professional services	642,988	867,388	2,430,894	2,230,385
Occupancy and equipment	774,456	699,866	2,282,046	2,085,563
Depreciation and amortization	1,076,006	991,211	3,107,626	2,997,787
Other	1,553,323	1,110,632	4,354,651	3,625,399

Total expenses	27,763,046	25,147,071	81,521,353	70,105,774

Income before income taxes	14,007,039	15,113,845	37,527,201	41,279,461

INCOME TAX PROVISION	5,328,318	5,390,439	14,505,853	15,227,843

Net income	$8,678,721	$9,723,406	$23,021,348	$26,051,618

EARNINGS PER SHARE:
Basic	$0.20	$0.22	$0.53	$0.59

Diluted	$0.20	$0.22	$0.52	$0.57

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	43,098,707	44,121,906	43,398,630	44,364,942

Diluted	43,875,506	44,949,865	44,160,311	45,360,890

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,021,348	$26,051,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,107,626	2,997,787
Stock-based compensation expense	3,463,716	2,032,100
Deferred income tax benefit	(191,742)	(495,277)
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(114,476,207)	(33,352,463)
Receivables from brokers, dealers, clearing organizations and clearing agents	8,823,135	6,293,202
Receivables from brokerage customers	18,104,442	(13,346,508)
Deposits with clearing organizations	(8,203,350)	(2,153,575)
Other assets	481,317	(843,058)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(265,941)	(3,852,547)
Payables to brokerage customers	75,068,113	35,329,356
Accounts payable	747,681	(83,848)
Accrued expenses	924,037	919,112

Net cash provided by operating activities	10,604,175	19,495,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,363,005)	(1,773,243)
Proceeds from sale/maturity of marketable securities	200,000	300,000
Decrease in restricted cash	238,928	238,928

Net cash used in investing activities	(1,924,077)	(1,234,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(11,248,930)	(11,247,570)
Proceeds from issuance of common stock	1,051,940	1,034,813
Excess tax benefits from stock option exercises	243,928	617,334

Net cash used in financing activities	(9,953,062)	(9,595,423)

NET (DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(1,272,964)	8,666,161
UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	102,504,059	73,105,687

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$101,231,095	$81,771,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,724,333	$3,709,733

Cash paid for income taxes	$14,121,429	$15,077,720

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three and nine months ended September 30, 2008 and 2007 are unaudited)

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

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of September 30, 2008 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period. To conform to the presentation as of September 30, 2008, the accompanying consolidated balance sheet as of December 31, 2007 includes a $22,000 reclassification from marketable securities to other assets.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company’s adoption of SFAS 159, effective January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements. See Note 10 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s marketable available-for-sale securities.

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

No options to purchase shares of common stock were granted during the three months ended September 30, 2008. The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Risk free interest rate	n.a.	5%	3%	4-5%
Dividend yield	n.a.	—	—	—
Volatility ranges	n.a.	65%	50 - 65%	50 - 65%
Weighted-average volatility	n.a.	65%	61%	62%
Weighted-average life (years)	n.a.	6.0	5.2	5.5

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

During the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards and common stock issued at a discount under the Company’s employee stock purchase plan), of $609,000 ($483,000 net of tax) and $707,000 ($589,000 net of tax), respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options and acceleration of vesting discussed below (and, to a lesser extent, restricted stock awards and common stock issued at a discount under the Company’s employee stock purchase plan), of $3.5 million ($2.8 million net of tax) and $2.0 million ($1.6 million net of tax), respectively.

Vesting Acceleration of Certain Options

Certain stock options granted prior to February 2007 to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Growth Officer and certain options granted prior to June 2007 to certain non-employee directors contain a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz, the Company’s non-executive Co-Chairmen, falls below 25%. As a result of the aggregate beneficial ownership of William Cruz and Ralph Cruz falling below 25% in April 2008, the Company recorded compensation expense associated with the accelerated vesting of these options. The additional compensation expense from this acceleration during the nine months ended September 30, 2008 was $1.0 million, of which $639,000 was associated with the Company’s Chief Executive Officer. This additional compensation expense of $1.0 million is included in the $3.5 million total stock-based compensation expense for the nine months ended September 30, 2008.

Stock-based Awards

The Company did not grant any options to purchase common stock during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company granted options to purchase an aggregate of 352,438 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $6.24 per share. Such options vest ratably in annual increments over a three- to five-year period and are exercisable at prices ranging from $9.18 to $11.42 per share, which were the respective closing prices of the Company’s stock on the respective dates the options were granted. During the three and nine months ended September 30, 2007, the Company granted options to purchase an aggregate of 35,000 and 435,350 shares of common stock, respectively, with weighted-average grant-date Black-Scholes fair values of $7.22 and $7.45 per share, respectively.

There were no issuances of restricted stock during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company issued 105,574 restricted shares of common stock. The restricted shares, which had a fair market value of approximately $1.2 million on the grant date, were granted as awards under the Company’s incentive stock plan, vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary, and include 100% automatic vesting acceleration upon retirement, death, disability or change in control of the Company. All of these restricted shares contain a provision whereby, if employment terminates prior to full vesting, the unvested shares will automatically be forfeited and the Company will reacquire the unvested shares for no consideration. In connection with and at the time of his promotion to Chief Executive Officer in February 2007, the Company also issued 152,439 restricted shares of common stock to Salomon Sredni. These restricted shares, which had a fair market value of $2.0 million on the grant date, were granted as a stock award under the Company’s incentive stock plan and vest ratably in annual increments over a five-year period. If Mr. Sredni’s employment terminates prior to full vesting (other than by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested shares for no consideration. The vesting automatically accelerates 100% in the event of Mr. Sredni’s death or disability or a change in control of the Company.

During the three- and nine-month periods ended September 30, 2008, stock options to purchase 74,941 shares and 172,088 shares, respectively, of the Company’s common stock were exercised under the Company’s incentive stock plan. During the three- and nine-month periods ended September 30, 2007, stock options to purchase 53,913 shares and 235,063 shares, respectively, of the Company’s common stock were exercised under the Company’s incentive stock plan.

During the nine months ended September 30, 2008 and 2007, the Company issued 20,985 and 10,775 shares of common stock under the Company’s employee stock purchase plan at prices of $10.04 and $9.91 per share, respectively.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three and nine months ended September 30, 2008 and 2007 are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding (basic)	43,098,707	44,121,906	43,398,630	44,364,942
Impact of dilutive stock-based payments after applying the treasury stock method	776,799	827,959	761,681	995,948

Weighted average shares outstanding (diluted)	43,875,506	44,949,865	44,160,311	45,360,890

Stock options and non-vested restricted shares of common stock outstanding for the three and nine months ended September 30, 2008 and 2007, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	1,028,285	778,856	1,062,292	710,038

Restricted stock	121,952	9,868	188,395	3,289

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive income was equal to net income for the three and nine months ended September 30, 2008 and 2007.

(5) CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $590.4 million and $476.0 million as of September 30, 2008 and December 31, 2007, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A., or one of its banking affiliates, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the previous month-end calculation. On October 1, 2008, cash segregated in compliance with federal regulations decreased by $15.4 million, from $590.4 million (the balance as of September 30, 2008) to $575.0 million. Conversely, cash and cash equivalents increased by $15.4 million on October 1, 2008. On January 2, 2008, cash segregated in compliance with federal regulations increased by $7.0 million, from $476.0 million (the balance as of December 31, 2007) to $483.0 million. Conversely, cash and cash equivalents decreased by $7.0 million on January 2, 2008.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $75.8 million and $93.9 million at September 30, 2008 and December 31, 2007, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At September 30, 2008 and December 31, 2007, TradeStation Securities was charging a base margin debit interest rate of 7.75% and 8.25% per annum, respectively, on debit balances in brokerage customer accounts.

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

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Securities borrowed from broker-dealers	$12,011,900	$21,936,200
Fees and commissions receivable from clearing agents	2,460,287	1,462,474
Securities failed to deliver to broker-dealers and other and other	130,870	27,518

	$14,603,057	$23,426,192

Securities borrowed transactions require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of September 30, 2008 and December 31, 2007, TradeStation Securities serviced its institutional equities accounts primarily through Bear, Stearns Securities Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were introduced to Gain Capital Group, Inc., all on a fully-disclosed basis (Bear, Stearns Securities Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of September 30, 2008, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At September 30, 2008 and December 31, 2007, payables to customers totaled $664.7 million and $589.7 million, respectively. These funds are the principal source of funding for margin lending. At September 30, 2008 and December 31, 2007, TradeStation Securities was paying interest at the rate of .50% and 1.25% per annum, respectively, on cash balances in excess of $10,000 in brokerage customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At September 30, 2008, TradeStation Securities had net capital of approximately $89.4 million (85.3% of aggregate debit items), which was approximately $87.3 million in excess of its required net capital of approximately $2.1 million. At December 31, 2007, TradeStation Securities had net capital of approximately $77.8 million (63.8% of aggregate debit items), which was approximately $75.4 million in excess of its required net capital of approximately $2.4 million.

(10) FAIR VALUE MEASURES

The following table summarizes the basis used to measure marketable available-for-sale securities on a recurring basis in the Company’s consolidated balance sheets as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Balance	Observable Inputs (Level II)*	Balance	Observable Inputs (Level II)*
Marketable available- for-sale securities	$8,660,000	$8,660,000	$8,860,000	$8,860,000

*	Basis of Fair Value Measurement

The Company sold $200,000 of its marketable available-for-sale securities during the three and nine months ended September 30, 2008. There were no gains or losses (realized or unrealized) and no purchases or issuances related to the Company’s marketable available-for-sale securities during the three and nine months ended September 30, 2008.

(11) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of September 30, 2008 and December 31, 2007, the Company had $956,000 and $1.2 million of restricted cash, respectively, supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease. In addition to its corporate headquarters, the Company has five non- cancelable operating leases for facilities (including two data centers) with expirations ranging from December 2008 to July 2012.

Future minimum lease payments as of September 30, 2008 under all operating leases are as follows:

2008	$1,176,033
2009	3,586,404
2010	2,426,420
2011	2,288,154
2012	1,708,661
Thereafter	—

$11,185,672

During the three months ended September 30, 2008 and 2007, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.2 million and $1.1 million, respectively. During the nine months ended September 30, 2008 and 2007, total rent expense was approximately $3.6 million and $3.2 million, respectively.

Purchase Obligations

As of September 30, 2008, the Company had various purchase obligations through August 2012 totaling approximately $4.8 million as follows: approximately $1.2 million, $2.7 million, $701,000, $150,000 and $100,000 during the remainder of 2008, 2009, 2010, 2011 and 2012, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants included Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. OBrien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $17.0 million. On June 9, 2008, TradeStation Technologies filed a Motion to Dismiss the Second Amended Complaint and, on October 10, 2008, the court granted TradeStation Technologies’ Motion to Dismiss.

On or about September 23, 2008, TradeStation Securities was served with a complaint filed in the Superior Court of Fulton County Georgia styled Freeman et al. v. Vision Financial, LP et. al. Other named defendants include MF Global, Inc. f/k/a Man Financial, Inc., Anthony M. Ramunno, Jr., individually and d/b/a Renaissance Asset Management, RAM I, LLC, Renaissance Asset Management, LLC and William S. Wilkinson. The complaint alleged the following claims under Georgia common law: (i) fraud and conspiracy to defraud; (ii) constructive fraud and negligent misrepresentation; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; and (v) negligence. The plaintiffs allege that they placed funds with Mr. Ramunno and his hedge fund companies who in turn opened brokerage accounts with TradeStation Securities and the other broker dealers. None of the plaintiffs held accounts with, were known to, or had any contractual or business relationship with, any TradeStation entity at any time relevant to the allegations. The complaint asserts actual damages of about $1.5 million. The case is in its very early stages, and TradeStation intends to defend the case vigorously.

TradeStation Securities has been contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients, and trading securities on behalf of those Canadian residents, without TradeStation being registered in Canada. The Company is cooperating with Canadian authorities and expects this matter to continue into 2009. Currently, to the Company’s knowledge, no formal investigation has been commenced.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings. The pending regulatory and other matters could ultimately result in censures, sanctions, fines, damage awards, settlement payments and/or other negative consequences.

While no assurances can be given, the Company does not believe that the ultimate outcome of any of the above legal matters or claims will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, in an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, approximately $2.1 million as of September 30, 2008). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and did not represent new hires or appointments, as each executive had been serving in his current positions for several years at the time the Company entered into the agreements.

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

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. However, in the current economic climate and market conditions, these risks likely have increased. For further discussion, see Note 6 – RECEIVABLES FROM BROKERAGE CUSTOMERS.

TradeStation Securities borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. TradeStation Securities deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, TradeStation Securities may be exposed to the risk of selling the securities at prevailing market prices. TradeStation Securities seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by requiring additional collateral as needed. However, in the current economic climate and market conditions, including higher market volatility, these risks likely have increased.

The customers’ financing and securities settlement activities may require TradeStation Securities and its clearing agents to pledge customer securities as collateral in support of various secured financing sources, which may include bank loans. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, TradeStation Securities may be exposed to the risk of needing to acquire the securities at prevailing market prices in order to satisfy its obligations. TradeStation Securities seeks to manage this risk by monitoring the market value of securities pledged on a daily basis. However, in the current economic climate and market conditions, including higher market volatility, these risks likely have increased.

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

(12) INCOME TAXES

During the three and nine months ended September 30, 2008, the Company recorded an income tax provision of $5.3 million and $14.5 million, respectively, based upon its current estimated annual effective income tax rate of approximately 39%. During the three and nine months ended September 30, 2007, the Company recorded an income tax provision of $5.4 million and $15.2 million, respectively, based upon its then-estimated annual effective income tax rate of approximately 37%. The increase in the Company’s estimated annual effective income tax rate was due primarily to a decrease in the amount of interest income not subject to federal income taxes.

As of September 30, 2008, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $1.4 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

As of January 1, 2008, the Company had a liability for unrecognized tax benefits of $638,000, which was decreased to $492,000 during the nine months ended September 30, 2008. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Brokerage services
Revenues, excluding interest	$33,186,857	$26,951,975	$91,408,976	$72,172,442
Interest income	6,769,451	11,751,473	22,661,504	35,158,055
Interest expense	(682,331)	(1,301,379)	(2,753,391)	(3,718,390)

	39,273,977	37,402,069	111,317,089	103,612,107
Software products and services
Revenues, excluding interest	13,884,833	11,825,823	40,579,014	33,525,859
Interest income	197,499	343,143	643,349	1,053,616

	14,082,332	12,168,966	41,222,363	34,579,475
Elimination of intercompany charges to brokerage services segment	(11,586,224)	(9,310,119)	(33,490,898)	(26,806,347)

	$41,770,085	$40,260,916	$119,048,554	$111,385,235

Income before income taxes:
Brokerage services	$7,069,320	$9,509,724	$19,251,370	$25,024,273
Software products and services	6,937,719	5,604,121	18,275,831	16,255,188

	$14,007,039	$15,113,845	$37,527,201	$41,279,461

			As of September 30, 2008	As of December 31, 2007
Identifiable assets:
Brokerage services			$782,846,965	$699,150,725
Software products and services			54,846,099	45,536,447

			$837,693,064	$744,687,172

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

During the three months ended September 30, 2008, the Company used approximately $3.75 million to purchase 369,555 shares of its common stock at an average price of $10.15 per share. During the nine months ended September 30, 2008, the Company used approximately $11.2 million to purchase 1,105,840 shares of its common stock at an average price of $10.17 per share. Since commencement of this stock buyback plan on November 13, 2006, through September 30, 2008, the Company has used approximately $28.2 million to purchase 2,482,305 shares of its common stock at an average price of $11.38 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

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

Overview and Recent Developments

TradeStation Securities (Member NYSE-Euronext, FINRA, SIPC, NSCC, DTC, OCC & NFA) is a licensed securities broker-dealer and a registered futures commission merchant, and also a member of the Boston Options Exchange, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, and NASDAQ OMX. TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees), and interest derived from customer balances and margin lending to customers.

As of September 30, 2008, TradeStation Securities had 41,417 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 648 accounts, or 2%, when compared to 40,769 accounts as of June 30, 2008, and a net increase of 6,346 accounts, or 18%, when compared to 35,071 accounts as of September 30, 2007. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has had less than a $200 balance and has had no activity within the past 180 days.

During the three and nine months ended September 30, 2008, TradeStation Securities’ brokerage customer account base had, respectively, 108,507 and 102,834 daily average revenue trades (often called “DARTs”), an increase of 23% and 35%, when compared to 87,937 and 76,449 DARTs, respectively, during the three and nine months ended September 30, 2007. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Daily average revenue trades (DARTs)	108,507	87,937	23	102,834	76,449	35

Self-clearing Client Balances
Average client credit balances (millions)	$650	$549	18	$622	$543	15
Average client margin balances (millions)	$88	$85	4	$89	$78	14

Client Trading Activity – Per Account
Annualized trades	667	640	4	656	576	14
Annualized average net revenue per account	$3,776	$4,356	(13)	$3,749	$4,183	(10)

	As of September 30,		% Change
	2008	2007
Client Account Information
Total brokerage accounts	41,417	35,071	18
Average assets per account – equities	$66,000	$79,000	(16)
Average assets per account – futures	$20,000	$19,000	5

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge commissions based mostly on share volume (and, recently, if the customer chooses, per trade, regardless of the number of shares traded) and number of options contracts traded. For futures and forex, we charge commissions on a per contract or per lot basis. It should be noted that all DARTs are not equal. The revenue and profit margin we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

Our United Kingdom subsidiary, TradeStation Europe, is authorized by the United Kingdom’s FSA to act as an introducing brokerage firm in the United Kingdom. In February 2007, TradeStation Europe obtained its European “passport” pursuant to which TradeStation Europe is considered registered, via its FSA authorization, to conduct business throughout the European Union. TradeStation Europe’s operations currently consist of the solicitation and introduction of suitable European brokerage clients to its US affiliate (TradeStation Securities) for equities, options, futures and forex account services. As of September 30, 2008, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not considered by the company to be material to its consolidated financial statements.

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

Results of Operations

For the three and nine months ended September 30, 2008 and 2007, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. Our primary source of consolidated revenue is the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. For the three and nine months ended September 30, 2008, the brokerage services segment accounted for approximately 94% of our total consolidated net revenues and for the three and nine months ended September 30, 2007, the brokerage services segment accounted for approximately 93% of our total consolidated net revenues. Given the size of that percentage, other than our discussion and table in Note 13 – SEGMENT AND RELATED INFORMATION in ITEM 1. FINANCIAL STATEMENTS of PART I of this report, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	Change		2008	2007	Change
			$	%			$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$33,455	$27,334	$6,121	22	$92,207	$72,341	$19,866	27

Interest income	6,967	12,094	(5,127)	(42)	23,305	36,211	(12,906)	(36)
Brokerage interest expense	682	1,301	(619)	(48)	2,753	3,718	(965)	(26)

Net interest income	6,285	10,793	(4,508)	(42)	20,552	32,493	(11,941)	(37)

Subscription fees and other	2,030	2,134	(104)	(5)	6,290	6,551	(261)	(4)

Net revenues	41,770	40,261	1,509	4	119,049	111,385	7,664	7

Expenses:
Employee compensation and benefits	9,852	8,652	1,200	14	29,898	25,874	4,024	16
Clearing and execution	10,159	9,112	1,047	11	28,195	23,770	4,425	19
Data centers and communications	2,170	2,213	(43)	(2)	6,930	5,367	1,563	29
Advertising	1,535	1,501	34	2	4,323	4,156	167	4
Professional services	643	867	(224)	(26)	2,431	2,230	201	9
Occupancy and equipment	775	700	75	11	2,282	2,086	196	9
Depreciation and amortization	1,076	991	85	9	3,108	2,998	110	4
Other	1,553	1,111	442	40	4,355	3,624	731	20

Total expenses	27,763	25,147	2,616	10	81,522	70,105	11,417	16

Income before income taxes	14,007	15,114	(1,107)	(7)	37,527	41,280	(3,753)	(9)

Income tax provision	5,328	5,390	(62)	(1)	14,506	15,228	(722)	(5)

Net income	$8,679	$9,724	$(1,045)	(11)	$23,021	$26,052	$(3,031)	(12)

Three Months Ended September 30, 2008 and 2007

Net revenues were $41.8 million for the three months ended September 30, 2008, as compared to $40.3 million for the three months ended September 30, 2007, an increase of $1.5 million, or 4%. The primary reason for this growth was an increase in brokerage commissions and fees of approximately $6.1 million, or 22%, as a result of higher trade volume related mostly to increased market volatility and growing our brokerage account base, partially offset by a decrease in net interest income of $4.5 million, or 42%, as a result of lower interest rates.

Net income was $8.7 million for the three months ended September 30, 2008, as compared to $9.7 million for the three months ended September 30, 2007, a decrease of $1.0 million, or 11%, due primarily to a decrease in net interest income of $4.5 million and our year-over-year increase in expenses of $2.6 million, partially offset by our year-over-year increase in brokerage commissions and fees of $6.1 million.

Income before income taxes was $14.0 million (34% of net revenues) for the three months ended September 30, 2008, as compared to $15.1 million (38% of net revenues) for the three months ended September 30, 2007, a decrease of $1.1 million, or 7%. Our $1.1 million decrease in income before income taxes was due primarily to a decrease in net interest income of $4.5 million, and increases in employee compensation and benefits of $1.2 million, clearing and execution costs of $1.0 million, and other expenses (as described below) of $442,000, partially offset by an increase in brokerage commissions and fees of $6.1 million and a decrease in professional services expenses of $224,000. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 38% to 34%, due primarily to: the decrease in net interest income described above (net interest income has no cost associated with it and therefore flows directly to net income); an increase in employee compensation and benefits, which resulted from merit increases and increased employee headcount; and increases in other costs associated with the growth of the company’s infrastructure.

During the three months ended September 30, 2008, we recorded an income tax provision of $5.3 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended September 30, 2007, we recorded an income tax provision of $5.4 million based upon our then-estimated annual effective income tax rate of approximately 37%. The increase in our estimated annual effective income tax rate was due primarily to a decrease in the amount of interest income not subject to federal income taxes. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees consist mainly of commissions for equities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended September 30, 2008, brokerage commissions and fees were approximately $33.5 million, as compared to $27.3 million for the three months ended September 30, 2007. This $6.1 million, or 22%, increase was due primarily to an increase in brokerage commissions of $5.2 million resulting from higher trading volume related mostly to higher market volatility during the 2008 third quarter (generally, as market volatility increases our customer accounts’ trade volume increases) and to growing our brokerage customer account base and, to a lesser extent, increases in platform fees of $956,000. We continuously review and assess our pricing, which includes commissions and platform and other fees, and we may adjust such fees from time to time in response to competitive pressures, or as part of marketing or other strategic initiatives, if and when they arise. In July 2008, we introduced a flat-fee commission plan (before this, we offered only per-share commission pricing) targeted at individual equities traders who trade higher share volumes per trade. There can be no assurance that the new flat-fee commission plan will attract new clients or result in an increase in brokerage commissions and fees.

Interest Income – Interest income is composed of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. For the three months ended September 30, 2008, interest income was $7.0 million, as compared to $12.1 million for the three months ended September 30, 2007. This $5.1 million, or 42%, decrease was due primarily to lower interest rates. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest and, for futures accounts, the federal funds target rate of interest. The federal funds daily effective rate of interest is tied to the federal funds target rate of interest and the direction the markets believe the target rate of interest will move in the future. Recently, there have been wide variations between the target rate and the daily effective rate. We estimate, based on the size and nature of our customer assets as of September 30, 2008, that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $69,000. The average federal funds target rate of interest was 2.00% and 5.18% during the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the federal funds target rate of interest was 2.00%. On October 8th, the federal funds target rate of interest decreased by 50 basis points to 1.50%. On October 29th, the federal funds target rate of interest decreased by 50 basis points to 1.00%, where it remains through the date of the filing of this report. Interest income for future periods may be materially affected by further decreases, increases or “no actions” regarding the federal funds target rate of interest and the extent, if any, by which our customer cash account balances and/or margin lending balances increase or decrease, the difference between the average daily effective and the target rates of interest, and any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense is composed of amounts paid or payable to equity brokerage customers based on credit balances maintained in their accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. For the three months ended September 30, 2008 and September 30, 2007, brokerage interest expense was approximately $682,000 and $1.3 million, respectively. The decrease in brokerage interest expense of $619,000 was due primarily to lower interest rates offered to brokerage customers. During the three months ended September 30, 2008, the average annual credit interest rate paid to our equities customers on the portion, if any, of their balances in excess of $10,000, was 0.50%, as compared to 1.25% during the three months ended September 30, 2007. As of September 30, 2008 and through the date of the filing of this report, our equities customers earned interest at the rate of .50% per annum on the portion, if any, of their cash balances in excess of $10,000. Futures and forex customers earn no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth (if any) and mix of growth of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our customers (as a result of changes in the federal funds target rate of interest or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues are composed primarily of monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take full advantage of functions and features of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. For the three months ended September 30, 2008, subscription fees and other revenues were approximately $2.0 million as compared to $2.1 million for the three months ended September 30, 2007. The amount of subscription fees in the future will depend upon the number of subscription terminations each month and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses consist primarily of employee salaries, sales commissions and bonuses, stock-based compensation, and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $9.9 million for the three months ended September 30, 2008, as compared to $8.7 million for the three months ended September 30, 2007, an increase of approximately $1.2 million, or 14%. This increase was due to increases in wages paid to employees of $729,000, sales commissions of $235,000, personnel related and other expenses of $130,000, bonuses of $92,000, payroll taxes of $57,000, and employee benefits of $43,000, partially offset by decreases in stock-based compensation of $98,000. The increase in wages was due to increased headcount and annual merit increases. During the three months ended September 30, 2008, there was an average of 341 full-time equivalent employees, as compared to 315 full-time equivalent employees during the three months ended September 30, 2007. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2008 as a result of planned additions to employee headcount, primarily in product development.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $10.2 million for the three months ended September 30, 2008, as compared to $9.1 million for the three months ended September 30, 2007, an increase of approximately $1.0 million, or 11%, as a result of higher trade volume by our customers that resulted from the growth in accounts and higher market volatility. Clearing and execution costs as a percentage of brokerage commissions and fees, which will vary depending on the mix of business, were 30% during the three months ended September 30, 2008 and 33% during the three months ended September 30, 2007.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, internet and other communications costs. Data centers and communications expenses were $2.2 million for the three months ended September 30, 2008 and September 30, 2007.

Advertising – Advertising expenses are composed of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits and related postage; brochures; and other promotional items, including exhibit costs for industry events. Advertising expenses for the three months ended September 30, 2008 and September 30, 2007 were $1.5 million. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time, the release of new products, features and functions, and the evolution of our sales force.

Professional Services – Professional services expenses are composed of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $643,000 for the three months ended September 30, 2008, as compared to $867,000 for the three months ended September 30, 2007, a decrease of $224,000, or 26%, due to decreases in legal fees of $405,000 and accounting and tax fees of $47,000, partially offset by an increase in consulting expenses of $228,000. The decrease in legal fees was due primarily to legal expenses during the three months ended September 30, 2007 for litigation that went to trial in the 2008 first quarter (in which the company prevailed) and to the settlement in the 2008 second quarter of the appeal made by the other party to the litigation (there were no legal expenses related to this litigation during the three months ended September 30, 2008).

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $775,000 for the three months ended September 30, 2008, as compared to $700,000 for the three months ended September 30, 2007, an increase of $75,000, or 11%, due primarily to increases in maintenance costs and rent.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment. Depreciation and amortization expenses were $1.1 million for the three months ended September 30, 2008, as compared to $991,000 for the three months ended September 30, 2007, an increase of $85,000 or 9%. Depreciation expense may increase in the future based upon the level of capital expenditures we deem necessary to support the growth of our business (assuming that growth continues) and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.6 million for the three months ended September 30, 2008, as compared to $1.1 million for the three months ended September 30, 2007, an increase of $442,000, or 40%. The variance was a result primarily of increased customer debits and errors of $422,000 and regulatory fees and expenses of $69,000, partially offset by a $130,000 gain resulting from the acquisition of the Philadelphia Stock Exchange and TradeStation Securities’ associated membership by the NASDAQ OMX.

Nine Months Ended September 30, 2008 and 2007

Net revenues were $119.0 million for the nine months ended September 30, 2008, as compared to $111.4 million for the nine months ended September 30, 2007, an increase of $7.7 million, or 7%. The primary reasons for this growth were increased brokerage commissions and fees of approximately $19.9 million, or 27%, as a result of higher trade volume related mostly to growing our brokerage account base and higher market volatility, partially offset by a decrease in net interest income of $11.9 million, or 37%, primarily as a result of decreases in interest rates.

Net income was approximately $23.0 million for the nine months ended September 30, 2008, as compared to $26.1 million for the nine months ended September 30, 2007, a decrease of $3.0 million, or 12%, due primarily to a decrease in net interest income of $11.9 million, and our year-over-year increase in expenses of $11.4 million, partially offset by our year-over-year increase in brokerage commissions and fees of $19.9 million.

Income before income taxes was $37.5 million (32% of net revenues) for the nine months ended September 30, 2008, as compared to $41.3 million (37% of net revenues) for the nine months ended September 30, 2007, a decrease of $3.8 million, or 9%. The $3.8 million decrease in income before income taxes was due primarily to a decrease in net interest income of $11.9 million, and increases in clearing and execution costs of $4.4 million, employee compensation and benefits (which includes stock-based compensation) of $4.0 million, data centers and communications costs of $1.6 million, customer debits and errors of $578,000 and, to a lesser extent, other expenses, partially offset by an increase in brokerage commissions and fees of $19.9 million and a decrease in penalties and fines of $417,000. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 37% to 32%, due primarily to the decrease in net interest income described above (net interest income has no cost associated with it and therefore flows directly to net income), the increase in employee compensation and benefits, which resulted from merit increases and increased employee headcount, and increases in other costs associated with the growth of the company’s infrastructure.

During the nine months ended September 30, 2008, we recorded an income tax provision of $14.5 million based upon our current estimated annual effective income tax rate of approximately 39%. During the nine months ended September 30, 2007, we recorded an income tax provision of $15.2 million based upon our then-estimated annual effective income tax rate of approximately 37%. The increase in our estimated annual effective income tax rate is due primarily to a decrease in the amount of interest income not subject to federal income taxes. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – For the nine months ended September 30, 2008, brokerage commissions and fees were approximately $92.2 million, as compared to $72.3 million for the nine months ended September 30, 2007. This $19.9 million, or 27%, increase was due primarily to increases in brokerage commissions of $16.7 million from higher trading volume related mostly to growing our brokerage customer account base and higher market volatility, exchange fee revenue of $1.4 million (resulting primarily from a change in classification as revenue, beginning July 1, 2007, of certain exchange fees previously recorded as an offset to expenses), and platform fees of $2.1 million as a result of account growth.

Interest Income – For the nine months ended September 30, 2008, interest income was $23.3 million, as compared to approximately $36.2 million for the nine months ended September 30, 2007. This $12.9 million, or 36%, decrease was due primarily to lower interest rates. During the first half of 2008, the federal funds target rate of interest was decreased four times, from 4.25% to 2.00%, where it remained as of September 30, 2008. On October 8th, the federal funds target rate of interest decreased by 50 basis points to 1.50%. On October 29th, the federal funds target rate of interest decreased by 50 basis points to 1.00%, where it remains through the date of the filing of this report. The average federal funds target rate of interest was 2.43% and 5.23% during the nine months ended September 30, 2008 and 2007, respectively. As a result of these decreases, we earned less on our clients’ cash account balances and the amounts we charged our clients for margin lending. We estimate, based on the size and nature of our customer assets as of September 30, 2008, that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $69,000. Interest income for future periods may be materially affected by further decreases, increases or “no actions” regarding the federal funds target rate of interest and the extent, if any, by which our customer cash account balances and/or our margin lending balances increase or decrease, the difference between the average daily effective and the target rates of interest, and any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – For the nine months ended September 30, 2008, brokerage interest expense was $2.8 million, as compared to $3.7 million for the nine months ended September 30, 2007. This $965,000, or 26%, decrease was due primarily to lower interest rates offered to brokerage customers. During the nine months ended September 30, 2008, the average annual credit interest rate paid to our equities customers on credit balances in excess of $10,000 decreased 41% to approximately .74%, as compared to approximately 1.25% during the nine months ended September 30, 2007. As of September 30, 2008 and through the date of this report, our equities customers earned interest at the rate of 0.50% per annum on the portion, if any, of their cash balances in excess of $10,000, and futures and forex customers earned no interest on their cash balances. Factors that will affect brokerage interest expense in the future include: the growth, and mix of growth, of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers.

Subscription Fees and Other – Subscription fees and other revenues were approximately $6.3 million during the nine months ended September 30, 2008, as compared to $6.6 million during the nine months ended September 30, 2007, a decrease of approximately $261,000, or 4%, due to a decrease in subscription fees of $178,000 and a decrease in royalties, commissions and other revenue of $83,000. The decrease in subscription fees was due primarily to a decrease in the number of subscribers. Subscription services and legacy customer software products have not been marketed since 2000, so it is likely that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $29.9 million for the nine months ended September 30, 2008 as compared to $25.9 million for the nine months ended September 30, 2007, an increase of $4.0 million, or 16%, resulting primarily from increases in wages paid to employees of $2.0 million, stock-based compensation of $1.4 million, and sales commissions of $606,000. The increase in wages was due to annual merit increases and increased headcount. During the nine months ended September 30, 2008, there was an average of 330 full-time equivalent employees, as compared to 313 full-time equivalent employees during the nine months ended September 30, 2007. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2008 as a result of planned additions to employee headcount for product development. The increase in stock-based compensation is due primarily to $1.0 million of expense relating to accelerated vesting of certain officer and director stock options that occurred as a result of the collective beneficial ownership of the company by the company’s co-founders falling below 25%. See Note 2 – STOCK-BASED COMPENSATION –Vesting Acceleration of Certain Options in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion regarding this acceleration of vesting.

Clearing and Execution – Clearing and execution expenses were approximately $28.2 million for the nine months ended September 30, 2008, as compared to $23.8 million for the nine months ended September 30, 2007, an increase of approximately $4.4 million, or 19%, as a result of higher trade volume by our customers that resulted from the growth in accounts and higher market volatility. Clearing and execution costs as a percentage of brokerage commissions and fees were 31% and 33% during the nine months ended September 30, 2008 and 2007, respectively.

Data Centers and Communications – Data centers and communications expenses were approximately $6.9 million for the nine months ended September 30, 2008, as compared to $5.4 million for the nine months ended September 30, 2007, an increase of $1.6 million, or 29%. The increase was due primarily to increases in exchange fees of $1.2 million and co-location costs of $309,000. The increase in exchange fees resulted primarily from the classification as revenue, beginning July 1, 2007, of certain fees charged to customers which were recorded as an offset to data centers and communications expense during the six months ended June 30, 2007.

Advertising – Advertising expenses for the nine months ended September 30, 2008 were $4.3 million, as compared to $4.2 million for the nine months ended September 30, 2007, an increase of $167,000, or 4%. Our advertising expenses in future quarters may vary significantly as a result of several factors. Those factors include the success of current and future sales and marketing campaigns and strategies, departmental, third-party service and other structural or strategy changes that may occur over time and from time to time, and the evolution of our sales force.

Professional Services – Professional services expenses for the nine months ended September 30, 2008 were $2.4 million, as compared to $2.2 million for the nine months ended September 30, 2007, an increase of $201,000, or 9%. The increase is due to increases in consulting expenses of $401,000, partially offset by decreases in legal expenses of $126,000 and accounting and tax service expenses of $74,000. Professional services expenses for the nine months ended September 30, 2008 include a $625,000 recovery of previously-expensed legal fees as a result of a final settlement with our primary director and officer liability insurance carrier pertaining to litigation that went to trial in the 2008 first quarter (in which the company prevailed) and to the settlement in the 2008 second quarter of the appeal made by the other party to the litigation. Professional services expenses for the nine months ended September 30, 2007 include the recognition of approximately $443,000 of reimbursable legal fees and costs expensed prior to 2007 in connection with the Andrew Allen litigation. See ITEM 1. LEGAL PROCEEDINGS of PART II of this report for more details about the Andrew Allen case.

Occupancy and Equipment – Occupancy and equipment expenses were $2.3 million for the nine months ended September 30, 2008, as compared to $2.1 million for the nine months ended September 30, 2007, an increase of $196,000, or 9%, due primarily to increased rent and maintenance costs.

Depreciation and Amortization – Depreciation and amortization expenses were $3.1 million for the nine months ended September 30, 2008 , as compared to $3.0 million for the nine months ended September 30, 2007, an increase of $110,000, or 4%. Depreciation expense may continue to increase based upon the level of capital expenditures we deem necessary to support the growth of our business (assuming that growth continues) and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses were $4.4 million for the nine months ended September 30, 2008, as compared to $3.6 million for the nine months ended September 30, 2007, an increase of $731,000, or 20%. This increase was due primarily to: increases in customer debits and errors of $578,000; settlements for legal matters of $186,000; and our decision in 2007, pursuant to our contractual rights against a third party, to retain or cancel approximately $120,000 potentially owed by us to that third party. These increases were partially offset by a $450,000 reserve, during the second quarter of 2007, for a regulatory matter relating to NASD OATS reporting and a gain of $130,000 related to the acquisition of the Philadelphia Stock Exchange and TradeStation Securities’ associated membership by the NASDAQ OMX.

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

Income Taxes

During the three months ended September 30, 2008, we recorded an income tax provision of $5.3 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended September 30, 2007, we recorded an income tax provision of $5.4 million based upon our then estimated annual effective income tax rate of approximately 37%. The increase in our estimated annual effective income tax rate was due primarily to a decrease in the amount of interest income not subject to federal income taxes.

As of September 30, 2008, for financial reporting purposes, we estimate that we have available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $1.4 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

We adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial position, results of operations or cash flows.

See Note 12 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of approximately $102.2 million, of which $956,000 was restricted in support of a facility lease. On October 1, 2008, as a result of TradeStation Securities’ September 30, 2008 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $15.4 million was transferred to cash and cash equivalents from cash segregated in compliance with federal regulations. We had marketable securities of approximately $8.7 million at September 30, 2008, all of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent.

As of September 30, 2008, TradeStation Securities had: $590.4 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers of $75.8 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $14.6 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $664.7 million at September 30, 2008. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At September 30, 2008, TradeStation Securities had net capital of approximately $89.4 million (85.3% of aggregate debit items), which was approximately $87.3 million in excess of its net capital requirement of approximately $2.1 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. Recently, the OCC significantly increased its cash deposit requirement for TradeStation Securities. As of September 30, 2008, we had interest-bearing security deposits and short-term treasury bills totaling $32.2 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of September 30, 2008, we owed $485,000 to a third party service provider under a three-year maintenance agreement. We had no capital obligations as of September 30, 2008. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows:

	Payments Due By Period
Contractual Obligations	Total	2008	2009 - 2010	2011 - 2012
Operating lease obligations	$11,185,672	$1,176,033	$6,012,824	$3,996,815
Purchase obligations	4,831,180	1,223,310	3,357,870	250,000

Total	$16,016,852	$2,399,343	$9,370,694	$4,246,815

We have no operating lease obligations or minimum purchase obligations extending beyond 2012.

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of approximately $1.7 million for the remainder of 2008. These capital expenditures are primarily for the purchase of computer hardware and to support the growth of our data server farms and back-office systems to support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended September 30, 2008, we used approximately $3.75 million to purchase 369,555 shares of our common stock at an average price of $10.15 per share. During the nine months ended September 30, 2008, we used approximately $11.2 million to purchase 1,105,840 shares of our common stock at an average price of $10.17 per share. Since commencement of this stock buyback plan on November 13, 2006, through September 30, 2008, we used approximately $28.2 million to purchase 2,482,305 shares of our common stock at an average price of $11.38 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $10.6 million during the nine months ended September 30, 2008, as compared to net cash provided by operating activities of $19.5 million during the nine months ended September 30, 2007. Net cash provided by operating activities during the nine months ended September 30, 2008 of $10.6 million was due primarily to: net income as adjusted for non-cash items; increases in payables to brokerage customers, accrued expenses and accounts payable; and decreases in receivables from brokerage customers, receivables from brokers, dealers, clearing organizations and clearing agents and other assets. This was partially offset by increases in cash segregated in compliance with federal regulations and deposits with clearing organizations and decreases in payables to brokers, dealers and clearing organizations. Net cash provided by operating activities during the nine months ended September 30, 2007 of $19.5 million was due primarily to net income and adjustments for non-cash items, net increases in brokerage customer payables and increases in accrued expenses, partially offset by timing differences related to funding cash segregated in compliance with federal regulations ($9.3 million and $7.6 million were transferred from cash segregated in compliance with federal regulations to cash and cash equivalents on October 1, 2007, and January 3, 2007, respectively), net increases in brokerage customer receivables, and increases in deposits with clearing organizations and other assets.

Investing activities used cash of $1.9 million and $1.2 million during the nine months ended September 30, 2008 and 2007, respectively. Net cash used in investing activities during the nine months ended September 30, 2008 and 2007 was primarily for capital expenditures of $2.4 million and $1.8 million, respectively, consisting of computer hardware to support the growth of our data server farms.

Financing activities used cash of $10.0 million during the nine months ended September 30, 2008 and used cash of $9.6 million during the nine months ended September 30, 2007. Net cash used in financing activities during the nine months ended September 30, 2008 of $10.0 million was due primarily to approximately $11.2 million used for the repurchase of company shares, partially offset by $1.1 million of proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans (and, to a lesser extent, common stock issued at a discount under the company’s employee stock purchase plan) and $244,000 related to excess tax benefits from stock option exercises under our incentive stock plans. Net cash used in financing activities during the nine months ended September 30, 2007 of $9.6 million was due primarily to $11.2 million used for the repurchase of our shares of common stock, partially offset by $1.0 million of proceeds from the issuance of common stock from the exercise of stock options (and, to a lesser extent, common stock issued at a discount under our employee stock purchase plan), and $617,000 of excess tax benefits from the exercise of stock options under our incentive stock plans.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Our adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2008. We do not expect the deferred portion of the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

Nearly all TradeStation Securities customer accounts are margin accounts. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents that are collateralized by cash and securities in the customers’ accounts with those clearing agents. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts with those clearing agents. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. This risk is heightened during times of increased market volatility (which the markets experienced during the third quarter of 2008 and continue to experience) as the value of customer positions fluctuate more sharply and more frequently. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $590.4 million at September 30, 2008. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $664.7 million at September 30, 2008, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of September 30, 2008, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds, our marketable securities consisted primarily of federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America, and our security deposits consisted primarily of treasury bills and interest-bearing cash deposits.

We estimate, based on the size and nature of our customer assets as of September 30, 2008 (and assuming for these purposes that the size and nature does not change), that each basis point increase or decrease in interest rates results in an annual impact of approximately $69,000 to our net income.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We disclosed in both our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008 that, with respect to the 2003 lawsuit brought by Andrew A. Allen Family Limited Partnership (owned and controlled by Andrew A. Allen) against us, one executive officer, and two former executive officers, judicial rulings and jury verdicts found in favor of all defendants on all claims, i.e., found no liability on the part of any of the defendants. Allen then filed an appeal. The case was settled in the 2008 third quarter and, pursuant to the settlement agreement dated July 23, 2008, the appeal was dismissed with prejudice in exchange for a payment from Allen to us and our agreeing not to pursue recovery of attorneys’ fees.

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants included Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. OBrien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $17.0 million. On June 9, 2008, TradeStation Technologies filed a Motion to Dismiss the Second Amended Complaint and, on October 10, 2008, the court granted TradeStation Technologies’ Motion to Dismiss.

On or about September 23, 2008, TradeStation Securities was served with a complaint filed in the Superior Court of Fulton County Georgia styled Freeman et al. v. Vision Financial, LP et. al. Other named defendants include MF Global, Inc. f/k/a Man Financial, Inc., Anthony M. Ramunno, Jr., individually and d/b/a Renaissance Asset Management, RAM I, LLC, Renaissance Asset Management, LLC and William S. Wilkinson. The complaint alleged the following claims under Georgia common law: (i) fraud and conspiracy to defraud; (ii) constructive fraud and negligent misrepresentation; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; and (v) negligence. The plaintiffs allege that they placed funds with Mr. Ramunno and his hedge fund companies who in turn opened brokerage accounts with TradeStation Securities and the other broker dealers. None of the plaintiffs held accounts with, were known to, or had any contractual or business relationship with, any TradeStation entity at any time relevant to the allegations. The complaint asserts actual damages of about $1.5 million. The case is in its very early stages, and TradeStation intends to defend the case vigorously.

Also see Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for details about certain lawsuits, inquiries and other proceedings.

ITEM 1A.	RISK FACTORS

Subject to the items discussed below, there have been no material changes in risk factors during 2008 through the date of this report from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2007. In reading and evaluating the information set forth in this report, in addition to considering and evaluating issues, uncertainties and risk factors discussed in PART I of this report and the items discussed below, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The following modify, supplement and/or update the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2007 due to events or conditions during 2008 through the date of this report:

Attrition of Customer Accounts and Failure to Maintain or Increase the Rate of Growth of Gross New Account Additions Could Materially Adversely Affect Our Operating Results

We consider an account to be inactive (and exclude it when counting total brokerage accounts) when it has less than a $200 balance and has had no activity for 180 consecutive days. Using this method, our account attrition for the 2008 third quarter was the highest we have experienced. Also, net account growth was significantly lower in the 2008 third quarter as compared to prior periods. Our current indications are that customer account attrition will again be high, and net account growth again significantly lower, in the fourth quarter of 2008. While there is no way to know for certain the specific reasons for these current indications concerning net account growth (which is determined by the number, if any, that gross new account additions in a quarter exceed our customer account attrition in that quarter), we believe that the principal contributing factors include recent market and economic conditions, and reaction by some of our customers to system outages that occurred in December 2007, January 2008, July 2008 and August 2008, and there may be other reasons or factors. Our failure or inability to address the underlying issues or causes relating to increased attrition and a decrease in net account growth will likely result in decreased net revenues and net income.

Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, effective, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors or other sources (who obtain the data directly from the exchanges or, for forex, from inter-bank markets), the electronic order book systems of electronic communication networks (ECNs), other liquidity providers and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearance and of the clearance agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customers’ forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearance and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times, or by increased trade volume or highly volatile markets, or upon increases by the exchanges or other market centers of the volume or capacity of data sent to our systems, could cause one or more of these systems to operate too slowly or fail. Outages and other system failures may also be caused by natural disasters and other events and circumstances beyond our control. Also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify the negative consequences of any such difficulties, outages, errors or failures. Any major system failure or outage (or series of frequent failures or outages), regardless of the cause, could result in the issuance of large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences.

We have had technical difficulties, outages, errors or failures in our electronic and software products, services and systems relating to market data, which do or may affect trading strategy signals and order placement triggers, some of which have occurred as recently as August 2008, July 2008 (on at least two occasions), January 2008 and December 2007. These difficulties, outages, errors or failures may cause severe negative consequences to our business. With respect to the August 2008 technical difficulties, outages, errors and failures, which we experienced with respect to our connections to certain exchanges (and which affected customer orders)

and the July 2008 technical difficulties, outages, errors and failures, which we experienced with respect to our market data services (and which affected customer orders relating to them), our failure or inability to address the underlying issues or causes relating to such problems, to adequately correct them and ensure they do not repeat (particularly as the volume of market data received from the exchanges, or the volume of our client base’s trading volume, requires increased, improved or different hardware and/or software capacity, technology or company domain know-how), or otherwise to ensure the stability, speed and accuracy of the trading platform’s market data and order placement services, could materially negatively affect our reputation in the online trader market, causing increased attrition and a decrease in new accounts, and decreased net revenues and net income.

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

Recent Regulations That Limit Our Ability to Allow Traders to “Short Sell” Securities Could Result in Fewer Trades by Many of Our Customers

Recently, the SEC adopted final rules requiring short-sale positions to be closed out much sooner if the borrowed securities fail to be delivered (which may have the practical effect of reducing the number of securities deemed “easy-to-borrow” on a day-to-day basis). Short sales constitute a significant portion of the transactions engaged in by active traders. This action and any future action the SEC might take to restrict or limit short sales (such as the recent temporary ban on short selling of financial sector securities) might negatively impact the number of trades in which our clients engage and, consequently, negatively impact our net revenues.

Our Brokerage Must Meet Net Capital, Deposit And Other Financial And Regulatory Requirements As A Broker-Dealer And Futures Commission Merchant That, If Not Satisfied, Could Result in Severe Penalties Or Other Negative Consequences, And Which Could Reduce Or Limit The Cash We Have Available To Run Our Business

The SEC, FINRA, the CFTC, the NFA, the DTCC (i.e., NSCC and DTC), the OCC, certain exchanges and other regulatory and self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants, large, fluctuating cash deposit requirements, and reserve, settlement and other financial requirements. If a firm fails to maintain the required net capital or satisfy required deposit, settlement, reserve and other financial and regulatory obligations, it may be subject to fines, penalties, limitations on the type or size of business it is permitted to conduct, or suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by FINRA or the NFA, which could ultimately lead to the firm’s liquidation. Recent record levels and severe swings in market volatility have resulted in large and frequent changes in our available cash as we comply with these various requirements. In addition, if new or modified regulatory rules or requirements concerning required net capital, deposits, reserves, settlement obligations or other uses of cash, or the manner in which our business may be conducted, are enacted or imposed in response to the current economic crisis, such rules or requirements could materially increase our cash requirements to conduct our business, require substantial increases in compliance, legal and/or brokerage operations costs, limit or reduce our access to, or use of, a significant percentage of our now-available cash, or otherwise limit our ability to expand or even maintain our then-present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which, particularly if withdrawal rules become more restrictive, could materially impact our available working capital and materially impact or limit our ability to make acquisitions, repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future.

A Pending Inquiry by Canadian Regulatory Authorities Has Limited Our Business in Canada and Could Result in Substantial Fines or Settlements

TradeStation Securities was recently contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients, and trading securities on behalf of those Canadian residents, without TradeStation Securities being registered in Canada. We are cooperating with Canadian authorities and expect this matter to continue into 2009. Currently, to our knowledge, no formal investigation has been commenced. This inquiry could result in substantial fines or settlements and affect TradeStation Securities’ ability to accept futures and forex brokerage accounts (it already does not accept equities accounts) from Canadian residents, which could adversely impact our future revenues. As a precautionary measure, TradeStation Securities has not accepted Canadian resident futures or forex accounts since the inquiry was initiated.

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

The following table sets forth information on our common stock buy-back program for the quarter ended September 30, 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
July 2008	121,625	$10.28	2,234,375	$34,250,000
August 2008	122,338	10.22	2,356,713	33,000,000
September 2008	125,592	9.95	2,482,305	31,750,000

Total	369,555	10.15

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

November 6, 2008	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer, Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer and as Principal Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit	Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.