Form 10-K
period 2008-12-31
TRADESTATION GROUP INC
filed 2009-03-12
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑  No

The aggregate market value of voting stock held by non-affiliates as of June 30, 2008 (based upon the closing price of $10.15 per common share as quoted on The NASDAQ Global Select Market on such date), was approximately $337,323,506.

The registrant had 42,577,258 shares of common stock, $.01 par value, outstanding as of March 3, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed within 120 days after December 31, 2008 in connection with its 2009 annual meeting of shareholders are incorporated by reference in Part III of this report.

i

PART I

ITEM 1.	BUSINESS

Overview and Recent Developments

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., a licensed online broker-dealer and a registered futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two established operating subsidiaries. The company’s third subsidiary, TradeStation Europe Limited, a United Kingdom private company, is authorized and regulated by the UK Financial Services Authority (FSA), and holds what is known as a “European Passport,” to introduce brokerage accounts for residents of countries within the European Economic Area. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning electronic trading platform that enables traders to test and automate “rule-based” trading strategies (both technical and fundamental) across multiple asset classes, namely, equities, equity and index options, futures (chiefly electronic futures contracts), and foreign currencies (forex).

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the New York Stock Exchange (NYSE), Financial Industry Regulatory Authority (FINRA), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), Options Clearing Corporation (OCC), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), Chicago Stock Exchange (CHX), International Securities Exchange (ISE), and NASDAQ OMX. TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and electronic order-routing and execution. The TradeStation platform’s electronic order-routing of trades means, with respect to equities, equity and index options, futures and forex transactions, Internet connections to electronic marketplaces. These include or may include: for stocks and Exchange Traded Funds (ETFs), electronic communication networks (ECNs), the NYSE’s SuperDOT (for NYSE and other listed securities), NASDAQ Market Center (for NASDAQ and other listed securities), and electronic marketplaces (or access thereto) offered by certain market makers or other third parties who offer or enable ‘best execution’; for futures, electronic futures exchanges such as the Chicago Mercantile Exchange’s (CME’s) Globex and the Chicago Board of Trade’s (CBOT’s) eCBOT (which is now owned by the CME); for equity and index options, electronic options exchanges offered by BOX, CBOE, ISE, certain NYSE Euronext exchanges, and electronic marketplaces offered by certain market makers or other third parties who offer or enable ‘best execution’; and, for forex, the electronic inter-bank market or a seamless connection through a dealer system that is itself connected to the electronic inter-bank market. In each of these electronic marketplaces, buyers and sellers (or counterparties) participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and order placement and routing, the TradeStation electronic trading platform offers powerful automated and manual advanced order placement functions and capabilities, and numerous advanced charting and analytics features.

In the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2009, TradeStation Securities was rated higher as a stock brokerage than Charles Schwab, E*Trade, Fidelity, OptionsXpress, Scottrade, TD Ameritrade and thinkorswim, and was rated higher as a futures brokerage than Lind-Waldock, OptionsXpress, MF Global, RJO Futures and Saxo Bank. TradeStation was also named, for the seventh year in a row, best Institutional Platform and best Professional Platform.

At December 31, 2008, TradeStation Securities had approximately 42,400 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, as compared to approximately 36,700 accounts at December 31, 2007. During the 2008 fourth quarter, a period of high market volatility as measured by the CBOE Volatility Index (known as the “VIX”), TradeStation Securities’ brokerage customer account base averaged just over 121,000 daily average revenue trades (often called “DARTs”), as compared to 90,000 during the 2007 fourth quarter. During 2008, the average TradeStation Securities account made over 500 revenue trades. As of December 31, 2008, the average asset balance of an equities account was approximately $59,000 and the average asset balance of a futures account was approximately $18,000. Total account assets were approximately $1.6 billion.

During 2008, approximately 50% of TradeStation Securities’ brokerage revenues (commissions and fees, net interest income and other revenue from brokerage operations), and approximately 61% of its brokerage commissions and fees, were generated by derivatives trading (financial and commodity futures, equity and index options, and spot forex), as opposed to cash equities trading (stocks and ETFs). These results are consistent with a trend over the past few years towards derivatives trading by TradeStation Securities’ customer account base (when TradeStation Securities launched the TradeStation platform in mid-2001, nearly all of its accounts and customer trades were cash equities).

TradeStation Technologies owns all of our intellectual property. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality charting and analysis service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution or other brokerage services. Subscribers are charged a monthly subscription fee. The TradeStation trading software platform was named, for the sixth year in a row, best Online Analytical Platform in the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2009, as well as, for the fifth year in a row, best Trading Systems-Stocks, best Trading Systems-Futures, and best Trading Systems-Options. In addition, for the first time, TradeStation was named best Real-Time/Delayed Data (Continuous feed) over competitors which included Bloomberg Professional Service and Reuters Data.

Despite the economic challenges experienced worldwide during 2008, the company achieved record revenues during the 2008 fiscal year. We believe that this result was due primarily to increased market volatility. Our core client base consists of active traders and our experience has shown that these traders tend to trade more actively when market volatility is high. In fact, during the fourth quarter of 2008, the company’s daily average revenue trades per account reached a record level as did the company’s brokerage commissions and fees. However, despite these positive results, recent economic events have had some negative impact on the company. Historically, the company has derived a significant portion of its brokerage revenues from interest income. Recent decreases in the federal funds target and daily rates of interest have had a negative impact on the company’s interest income and, consequently, its brokerage revenues and net income. In addition, some of the company’s clients have experienced significant losses in the last several months and have had a need or desire to access the cash in their accounts, which leads us to believe that account attrition will increase in 2009, likely beginning with the 2009 second quarter. Also, in January 2009, despite high market volatility, the daily number of trades being made by our average client account decreased.

We have never engaged in, and have no plans to engage in, the business of creating, buying, or selling mortgages, mortgage backed securities or credit default swaps, or any banking or insurance related activities. We do not engage in proprietary trading, so our cash investments are not subject to the risks of sudden market movements. We have virtually no long-term debt and do not utilize a credit facility or any other borrowing mechanism to fund our operations. As a result, the tightening of the credit markets has had no material impact, and is not expected to have any material impact, on the company’s ability to continue its day-to day operations.

Our principal executive offices are located in The TradeStation Building, 8050 S.W. 10th Street, Suite 4000, Plantation, Florida 33324, and our telephone number is (954) 652-7000. Our Web site is www.tradestation.com.

THIS REPORT (PARTICULARLY “ITEM 1. BUSINESS,” “ITEM 3. LEGAL PROCEEDINGS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE “ITEM 1A. RISK FACTORS.”

Industry Background

U.S. Active Trader Market

An active trader in the United States has been defined by Celent Communications in a February 2009 research report (“Online Brokerages: Trends and Developments – The Online World Changes Investing Yet Again”) as one who trades on average at least 10 times per month, or 120 times per year. Celent estimates that out of the estimated 30 to 40 million online brokerage accounts in the United States, a little less than 5% (1,500,000 to 2,000,000) of those accounts meet that definition. Similarly, a November 2005 research report by Fox-Pitt, Kelton characterized active equities traders as those who tend to trade from 10 to 20 times a month, with account balances in the $25,000 to $75,000 range, and who utilize margin to some degree in their trading. A January 2009 research report by Keefe, Bruyette & Woods, which estimated the total number of online accounts to be 25 million, indicated that about 6%, or 1.5 million, of those accounts are active trader accounts, and that such active trader accounts generate more than 50% of the total revenue generated by all online brokerage accounts.

The 2009 Celent report made several general observations about the current state of the retail online trader market. The report noted that as poor markets and declining numbers of advisors push investors toward a self-service environment, online brokerages are positioning themselves to take advantage of future growth and that firms continue to enter the space as dedicated or stand-alone online brokerage providers, which is the model we adopted when we launched our online brokerage offering in 2001. The report also noted that derivatives, specifically equity options, futures and foreign exchange, are all establishing a growing presence in the online brokerage world, and there continues to be a move to more sophisticated investment products, which is being supported by the improvements of online trading platforms in terms of capabilities and trading sophistication. The report suggests that the accelerated growth of investment self-service, both despite and as result of the massive market declines of 2008, may be the harbinger of even-more rapid growth over the next few years for online brokerage firms, and notes that today the typical online brokerage client has multiple accounts, averaging three to four, and, more often than not, no longer utilizes a traditional full-service brokerage account.

In addition to the “trades-at-least-ten-times-a-month” threshold, we believe an active trader is defined as one who tends to be more self-directed and relies less on advice, favors sophisticated products (such as options, futures and foreign currencies, particularly those which exhibit a large degree of short-term price volatility), understands and creates more complex and opportunistic strategies that require advanced tools and execution platforms, is comfortable using leverage to enhance returns, and is sensitive to commissions and trading fees.

U.S. Institutional Trader Market

We see the institutional trader market in the United States, as it relates to potential customer relationships for electronic brokerage firms like TradeStation Securities, consisting of “buy side” firms such as certain hedge funds, money managers, commodity trading advisors and commodity pool operators, registered investment advisers who use short-term trading strategies, and certain proprietary trading desks at large firms. Many believe that, now more than ever, buy side institutional traders have become less and less pleased with Wall Street (traditional sell side brokerage firms) and are moving, to one degree or another, towards using execution management systems (EMS’s) to execute themselves their portfolio managers’ trading decisions. A January 2006 Bear Stearns report states that “the impact of financial technology on the securities markets cannot be understated,” noting that “the technologies originally developed to give the ‘day trader’ the ability to trade with professionals is now, ironically, being targeted at institutional customers by most brokerage firms.” Institutional trading currently represents a small percentage of the company’s brokerage revenues and we do not expect significant revenue or account growth in this market in the foreseeable future unless we successfully acquire, or establish a successful strategic licensing or joint venture relationship with, an established EMS brokerage firm or technology.

Non-U.S. Markets

We believe there are market opportunities outside of the United States for TradeStation at both the retail and institutional level. We believe that opportunities with individual active traders exist in Germany, Italy, India and the Pacific Rim. We believe that to compete fully and effectively for active traders in those markets, a trading platform needs to be connected to local or regional exchanges for both market data and order placement and execution, and there needs to be language translations of user materials, acceptance of local currencies to fund accounts, and local customer and technical support. We plan, through both the efforts of our TradeStation Europe Limited subsidiary, independent agents in local markets and potential strategic partnerships, to attempt to begin to penetrate these markets. Steps we have recently taken, such as adding to our brokerage platform market data for ICE Europe, Xetra and five German regional exchanges, along with our Eurex market data offering, are expected to increase the attractiveness of our platform in Europe and to U.S. traders who are interested in analyzing non-U.S. markets. The next steps will be to find appropriate local brokerage firm partners with whom we can connect our platform for order placement and execution and who can offer local support. According to Celent’s 2009 report, U.S. investors’ interest in international equities has grown in recent years, as they are increasingly using international equities to diversify their portfolios and reduce risk, gain exposure to foreign currencies, and achieve superior returns offered by some emerging markets. We also believe that our forex offering, which is an international market, can have appeal to forex traders worldwide if we can offer accounts that may be funded in local currencies or an otherwise acceptable currency exchange mechanism for customer accounts. Given our belief that we need to add local and regional market data and order execution to increase substantially the appeal of our offering to markets outside the U.S., our success in these markets will, in part, be determined by the quality and timing of these enhancements, which, in turn, will depend on the speed with which we are able to increase our product development and other needed resources and the priorities we assign to those resources to focus on the U.S. market relative to non-U.S. markets.

Products and Services

Overview – TradeStation

Our main product/service offering is the TradeStation electronic trading platform for self-directed, active, including semi-professional, traders and certain segments of the institutional buy side trader market. TradeStation does not provide investment or trading advice or recommendations, or recommend the use of any particular strategy, but rather enables the trader to design, test, optimize and automate his own, custom trading strategies. TradeStation is a registered trademark in the United States, Australia, Canada, the European Union, Indonesia, Korea, Singapore and Taiwan.

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

TradeStation has, since its initial release as a strategy trading software program in 1991, been our flagship product. From 1996 until October 2001 it was marketed worldwide to institutional traders on a monthly subscription basis by Telerate, Inc. as a premium tool for the Telerate data feed service. It has also served, and continues to serve, as a strategy trading platform for numerous third-party trading software applications. Its state-of-the-art technology empowers the trader to design and develop a rule-based trading strategy based upon the trader’s objective rules and criteria, test the potential profitability of that trading strategy against historical data, and then computer-automate it to monitor the applicable market and alert the trader in real-time (or instantaneously place the trade order) when the criteria of the trading strategy have been met and an order should, therefore, be placed. The principal feature of TradeStation that enables the trader to design and develop trading strategies is EasyLanguage. EasyLanguage is a proprietary computer language we developed consisting of English-like statements and trading terms which can be input by the trader to describe particular objective rules and criteria. The trader then has considerable flexibility to modify and combine different trading rules and criteria, which ultimately result in the design of the trader’s trading strategies. EasyLanguage is also a registered trademark.

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

Having or using an electronic order execution system, whether accessed directly by the brokerage customer through the TradeStation electronic trading platform or by a TradeStation Securities broker on behalf of the brokerage customer, means that both the online services and the firm’s trading desks are connected to electronic equities, equity and index options, futures and forex market centers, market makers or dealers. This system often results in the simplest, most direct and speediest execution of orders at the best available price. With respect to pit-traded futures contracts, TradeStation is directly connected to its futures clearing agent’s online execution system, which sends the order directly to the trading pit. Approximately 99% of the company’s futures trades are on the electronic futures exchanges. With respect to forex deals, the TradeStation electronic trading platform is seamlessly connected to a third-party forex dealer’s system for the placement of forex orders directly from the TradeStation platform.

TradeStation Securities self-clears for its active trader, and some of its institutional, equity securities accounts, including stock, ETF, and equity and index option trades. Other institutional accounts for equity securities, and all futures accounts, are carried on a “fully disclosed” basis by the brokerage’s clearing agents or are given order execution services on a DVP/RVP basis for equities, or a “give-up” basis for futures, in either case with the orders cleared and settled by the client’s prime brokerage firm. For forex deals, an unaffiliated forex dealer firm acts as principal/counterparty for, and clears, all deals with the company’s forex customers. TradeStation Securities executes (or delivers for execution) its customers’ securities, futures and forex transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its customers directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a customer’s order to purchase, purchase the securities in the market for the brokerage firm, and then sell the securities to the customer, or otherwise act as counterparty to the customer’s transaction. TradeStation Securities does not do this. It charges only an agreed-upon commission and does not earn income from marking up or marking down, or sharing in spreads relating to, its customers’ securities, futures or forex transactions.

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

We ceased marketing our legacy software products in May 2000 and ceased marketing our subscription software services in December 2000. Accordingly, in 2008, 2007 and 2006 and, we expect, for the foreseeable future, our brokerage operations produced, and should continue to produce, most of our revenues. In 2008, 2007 and 2006, revenues from brokerage services (consisting primarily of brokerage commissions and fees and net interest income) accounted for approximately 93%, 93% and 92%, respectively, of our total consolidated net revenues, and software products and services accounted for approximately 7%, 7% and 8%, respectively, of our total consolidated net revenues over that three-year period.

Sales and Marketing

Our marketing in 2008 consisted principally of print advertising in Active Trader, Futures, SFO, and Technical Analysis of Stocks & Commodities magazines, direct mail and e-mail, sales seminars, banner and keyword search advertising on financial Web sites, our Web sites, and television advertising on financial news channels. The mix and frequency of television, print, Web-site, direct-mail and in-person marketing methods that we use to try to achieve results will likely be continually modified as we test and use such methods and mixtures and analyze and interpret the results.

Most of our brokerage accounts are opened by prospects who respond to our advertising either by calling a sales associate or completing and submitting an online account application. The majority of our account applications are submitted online. As of December 31, 2008, all salespeople were compensated on purely a commission basis. We plan to implement a new compensation program for our salespeople during the first half of 2009. Under this new program, salespeople who assist in account openings from applications that are submitted online or result from referrals are compensated by a base salary and quarterly bonuses (depending on performance during each quarter), and salespeople who assist in opening accounts from calls received in response to advertising or otherwise expend greater efforts to have the account opened are paid in commissions based on the trading activity of those accounts over the first twelve months following account funding by the new customer. Our sales people do not have any involvement in trading activity in our customers’ accounts once the accounts are opened.

Revenues derived from customers outside of the United States for the years ended December 31, 2008, 2007 and 2006, were approximately 14%, 12% and less than 11%, respectively. International revenues are collected in U.S. dollars. We currently conduct no marketing, sales or other operations, and maintain no assets, outside of the United States, other than relating to our operations in London via our United Kingdom subsidiary, TradeStation Europe Limited.

Strategic Relationships

Clearing Services. Our brokerage firm’s clearing services for many of our institutional securities accounts, and for all futures accounts, are currently provided by J.P. Morgan Clearing Corp., and R.J. O’Brien & Associates, Inc., respectively, pursuant to industry-standard clearing agreements. Our server farms have direct connectivity with all major U.S. equities, options and futures exchanges, so we do not, except in limited cases, such as futures pit trading, use our clearing firms for execution services.

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

Technology Development

We believe that our success depends, in large part, on our ability to offer unique, Internet-based trading technologies with state-of-the-art order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. In 2008, 2007 and 2006, technology development expenses were approximately $7.1 million, $5.6 million and $5.2 million, respectively. As of December 31, 2008, our technology development team was comprised of 107 people, compared to 91 people as of December 31, 2007, an 18.0% increase. We plan to increase our technology development headcount significantly in 2009, but there can be no assurance that we will succeed in significantly increasing our technology development headcount or that, if we do, such increase will result in better or more-rapidly developed products or services, or better performance (financial and otherwise), by the company.

We view our technology development cycle as a four-step process to achieve technological feasibility. The first step is to conceptualize in detail the defining features and functions that we believe our targeted market requires from the product or service, and to undertake a cost-benefit analysis to determine the proper scope and integration of such features and functions. Once the functional requirements of the product or service have been determined, the second step is to technically design the product or service. The third step is the detailed implementation, or engineering, of this technical design. The fourth step is rigorous quality assurance testing to ensure that the final product or service generally meets the functional requirements determined in the first step. Several refinements are typically added and tested in the quality assurance phase of development. Once this process is completed, technological feasibility has been achieved and the working model is available for release to our customers. Near the end of 2008, we began to implement a new approach to our product development, which seeks to synthesize better the functions of code engineering, quality assurance and product management using a multi-department team approach, with the goal of breaking down complex, long-term projects into smaller, more manageable components with shorter release cycles, thus identifying development issues earlier in the process and bringing higher-quality products to market more rapidly.

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

Product-use Training. We consider user education important to try to help our customers increase their abilities to use our products and services fully and effectively, and to improve customer account retention. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites, including online tutorials, as well as in-person training seminars, so that our customers may learn to use and take full advantage of the sophisticated technology of the TradeStation electronic trading platform. The TradeStation.com Support Center includes access to an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community (sometimes known in the industry as “social networking”) provides numerous discussion forums on a variety of topics related to strategy development and technical trading, as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary EasyLanguage, many of which are donated by third parties.

Competition

The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry. We believe consolidation is occurring in the four major online execution markets for active traders – equities, equity and index options, futures and forex – meaning that, contrary to specializing in offering services for only one of those market instruments, more and more firms are offering or plan to offer three or four of those services. With our offering of online trading services for all four of these markets, we have embraced this consolidation. Also, as a result of price pressure, unused infrastructure capacity at the largest online brokerage firms, and the desire of the larger firms to acquire sophisticated electronic trading technologies, there have been numerous acquisitions in our industry, mostly by larger firms that are seeking to increase their ability to compete on both quality and price, and to expand their product offering to include more derivatives.

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

We face direct competition from several publicly-traded and privately-held companies, principally online brokerages and futures commission merchants, including providers of electronic order execution services. Our competitors include the many online brokerages currently active in the United States, some of which offer both equities (including equity and index options) and futures brokerage services, including Charles Schwab & Co., E*Trade Securities, Fidelity Brokerage Services, Interactive Brokers, OptionsXpress, Scottrade Financial Services, TD Ameritrade, and thinkorswim (TD Ameritrade has announced that it will acquire thinkorswim). Virtually all online brokerage firms are focused on attracting and retaining active traders, who are the most valuable segment of their online trader customer base. The larger firms, although some are trying to expand more into the derivatives markets, particularly equity options, focus mostly on equities investors. Competitors specifically or heavily focused on equity and index options traders include Interactive Brokers, OptionsXpress and thinkorswim. Firms focused heavily on futures traders include retail divisions and/or introducing broker networks of Calyon, The Fimat Group, Interactive Brokers, MF Global (formerly Man Financial) and R.J. O’Brien, and those heavily focused on retail forex include FXCM, GAIN Capital, GFT and Interactive Brokers. Of all of the competitors or potential competitors named above, Interactive Brokers appears to be the one that is most, like TradeStation, focused on offering sophisticated electronic brokerage services for equities, equity and index options, futures and forex to the active trader market.

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

Many of our existing and potential competitors, which include large, online discount and traditional national brokerages and futures commission merchants, and financial institutions that are focusing more closely on online services, including electronic trading services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than do we. Further, there is the risk that larger financial institutions, which offer online brokerage services as only one of many financial services, may decide to use extremely low commission pricing or free trades as a “loss leader” to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material adverse effect on our results of operations, financial condition and business model.

Generally, competitors may be able to respond more quickly or effectively to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services. We believe we need to increase our technology development resources to improve the quality of our offering, automate and improve certain account opening and customer support services, and the pace at which we release new features, enhancements, products and services. There can be no assurance that our efforts in this regard will succeed, or that existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to the active trader market. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

Our success is and will be heavily dependent on proprietary software technology, including certain technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of patent, copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We currently have two formal patent applications pending for the TradeStation trading platform, and own two patents that cover what we believe to be important product features that have been incorporated into TradeStation. With respect to the pending patent applications, there can be no assurance that we will obtain patents broad enough in scope to have value, or obtain them at all. We also have registered copyright rights in our EasyLanguage dictionary and documentation and TradeStation software.

We have obtained trademark registrations for the TradeStation mark in the United States, Australia, Canada, the European Union, Indonesia, Korea, Singapore and Taiwan. We have obtained registrations for the OptionStation mark in the United States, Canada and the European Union. We have obtained registrations for the EasyLanguage mark in the United States and the European Union. We have obtained registrations in the United States for the marks ActivityBar, PositionGraphs, PowerEditor, ProbabilityMap, RadarScreen, Test Before You Trade and other marks.

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

TradeStation Securities’ mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the SEC, FINRA, NYSE, CFTC, NFA, the Board of Governors of the Federal Reserve System, DTCC, OCC, various securities and futures exchanges, and other self-regulatory associations and organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerages that target an active trader customer base or market the concepts of rule-based trading, strategy trading or trading systems, simulated results from historical tests or “paper trading” of strategies, or strategy automation. As a result of the current economic and market crises, the recent discovery of major “Wall Street” fraud scandals, and the stated intentions of our government and regulators, we believe there is a high likelihood that there will be a restructuring of the regulations that affect our business, new and modified regulations will be enacted, and enforcement of regulations will be broader and more stringent than in the past. There is no way to predict the effect, if they occur, these changes will produce or how they may adversely affect the way we conduct our business or our revenues, costs, employee resources or financial results.

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

TradeStation Europe Limited, which was formed to introduce brokerage customers from the European Union to TradeStation Securities, is authorized and regulated by the FSA, and, in using its “European Passport” to conduct such business throughout countries in the European Economic Area, is subject to the marketing, solicitation and other customer protection rules in effect in each country in which it conducts such business.

The SEC, FINRA, NYSE, CFTC, NFA, FSA and other self-regulatory associations and organizations (SROs) and state and foreign securities commissions and agencies can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or futures commission merchant or any of its officers or employees. For information about certain recent and pending regulatory inquiries and actions, see Item 3. Legal Proceedings.

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

TradeStation Securities is registered as a broker-dealer in every U.S. state and the District of Columbia and it is subject to regulation under the laws of those jurisdictions, including registration requirements and being subject to sanctions if a determination of misconduct is made. Recently, several states, including Florida (where the company is headquartered), have been considering new or modified legislation that could increase the power of state regulatory authorities to sanction or suspend a brokerage firm that fails to comply with regulatory requirements or experiences adverse results in customer arbitrations. There is no way to predict the effect, if they occur, these changes may produce or how they may adversely affect our business.

TradeStation Securities is a member of the SIPC. SIPC provides protection of up to $500,000 for each securities account brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. For securities brokerage accounts the custody and trade clearing of and for which are handled by TradeStation Securities, an excess SIPC insurance policy placed through Lloyd’s of London provides additional coverage for loss of securities and/or cash in excess of primary SIPC protection, up to $300 million in the aggregate (and up to $24.5 million per any one account) subject to a $900,000 maximum applicable to cash. Based upon the asset size per account and in the aggregate of TradeStation Securities’ securities account customer base as of the date of this report, this excess-SIPC protection, combined with primary SIPC protection, should be adequate to cover the loss of 100% of those customer assets in the unlikely event that TradeStation Securities experienced financial failure and all customer assets were somehow lost. To the extent TradeStation Securities clears its securities brokerage transactions through J.P. Morgan Clearing Corp. (which, currently, it does only for institutional accounts), J.P. Morgan Clearing Corp. has obtained an excess securities bond that provides protection for any loss of securities and/or cash in excess of the primary SIPC protection. Neither SIPC nor excess-SIPC coverage applies to fluctuations in the market value of securities or any losses other than those directly caused by the financial failure of a securities broker-dealer. SIPC does not apply in any manner to futures commission merchants or to futures or forex accounts.

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

Employees

As of December 31, 2008, we had 363 full-time equivalent employees consisting of 117 in brokerage operations (which include clearing and account services, trade desk service, client service, including technical support, and fulfillment), 107 in technology development (including software engineering, product management and quality assurance), 75 in sales and marketing relating to brokerage services, subscriptions and software products (including 57 in sales and account services and 18 in marketing and user education), and 64 in general and administrative (including executive management, finance, information technology services, compliance and human resources). Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

Available Information

We offer access to our corporate TradeStation Group Web site via www.tradestation.com. We make available free of charge through our Web site this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available, through our Web site, statements of beneficial ownership filed by our directors, officers and shareholders who own more than 10% of our issued and outstanding capital stock, under Section 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report, as well as the preceding “Business” section of this report, should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described below. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider these issues, uncertainties and risk factors, which include business risks relevant both to our industry and to us in particular. To the best of our knowledge and belief, we have presented, as required by applicable rules, all material risks in this section.

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

Global Economic Conditions May Impact Our Stock Price

In the second half of 2008 and continuing into 2009, the U.S. securities markets experienced significant price fluctuations. The market prices of securities of companies in the financial services sector were particularly volatile and the market price of our common stock decreased significantly during that period. Reduced confidence in the economy in general, or in the stability of the financial services sector, may further negatively impact the market price of our common stock.

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

Quarterly revenues and operating results of TradeStation Group have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•

the uncertain correlation between prolonged market volatility and average revenue trades per account (despite high market volatility in early 2009, our average trades per account were lower than they were in the first nine months of 2008);

•

further negative changes in the condition of the securities and futures markets, and the financial markets and economy generally (which could cause us to experience lower revenues, net income and earnings per share);

•

general economic and market factors, including further negative changes in the condition of the securities and futures markets, and the financial markets and economy generally, that affect active trading and brokerage revenues, including trade volume, market volatility, market direction or trends, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•

changes in interest rates, most notably the federal funds target and daily rates of interest – a significant portion of our revenues has historically been derived from interest income, and recent decreases in short-term rates have had and are expected to continue to have a material negative impact on the interest income component of our brokerage revenues (the federal funds average daily and target rates of interest determine the amount of interest income received on customer account balances and affect the rates charged for account borrowings—since there are relatively few, if any, costs associated directly with interest income, such impacts, if material, will also materially impact our net income and earnings per share);

•

the company’s ability (or lack thereof), based upon market or economic conditions, the level of success of its marketing and product development and enhancement efforts, product and service quality and reliability, competition (including both price and quality-of-offering competition, which are intense) and other factors, to achieve significant, or any, net increases in daily average revenue trades (DARTs), brokerage accounts and brokerage commissions and fees sequentially or year over year (for example, TradeStation’s DARTs and its net revenues decreased sequentially from first to second quarter 2008 and net account growth slowed in the 2008 third quarter, and these and other items may decrease sequentially or year over year in subsequent periods);

•

with respect to net new customer accounts, the company’s ability (or lack thereof) to maintain or increase the rate of quarterly gross account additions and to control the rate of quarterly account attrition, particularly in current market and economic conditions, including recession, unemployment, high volatility and swings in volatility, and if those conditions worsen and/or are prolonged (we, in fact, expect account attrition to increase in 2009, beginning with the 2009 second quarter);

•

technical difficulties, outages, errors and/or failures in our electronic and software products, services and systems relating to market data, order execution and trade processing and reporting, and other software or system errors and failures (outages or other system errors have occurred as recently as January 2009 and three times in 2008), any of which could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences (also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify the negative consequences described above);

•

market or competitive pressure to lower commissions and fees charged to customers, or to reduce or eliminate monthly platform fees paid by brokerage customers, or to reduce interest rates charged to customers for margin loans or to increase the interest rates used to credit customers’ account cash balances;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) and the timing and success of new product, service or marketing initiatives;

•	our ability to grow our derivatives trading business, particularly options and forex;

•

the effect of changes in product mix (how much of customer trading volume is stocks versus equity options versus futures versus forex, etc.), which can affect our revenues, net income and margins, even if overall volume remains the same;

•

unanticipated infrastructure, capital or other large expenses, and unforeseen or unexpected liabilities and claims, we may face as we seek to grow our U.S. active trader market share in equities, futures and forex business, and our institutional and non-U.S. trader market businesses, including potential acquisition, joint venture or business combination risks, costs and expenses (such as professional fees and, in the case of an acquisition, amortization expense) incurred in the event we acquire, joint venture with or combine with other businesses;

•

the effect of unanticipated increased infrastructure costs that may be incurred as the company seeks to increase its product development/information technology headcount and resources (which it is in the process of doing) and grows its brokerage firm operations, adds accounts and introduces and expands existing and new product and service offerings, or acquires other businesses;

•

pending, potential or unforeseen third-party claims or regulatory matters that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments, if applicable), or fines, than we currently estimate or expect;

•

variations from our expectations with respect to hiring and retention of personnel (we intend, for example, to hire additional people in technology development), sales and marketing expenditures, technology development costs, compliance costs, or other expense items;

•	the ability to collect unsecured accounts receivable that may arise from time to time in the ordinary course of business or otherwise (the risk of which has increased in current market conditions);

•

costs, material shifts in cash requirements and/or adverse financial consequences that may occur with respect to clearing organization, clearing agent and/or exchange requirements, or regulatory issues, including exchange, clearing agent or clearing organization cash deposit requirements, reserve and settlement requirements and other financial requirements;

•

if revenues are lower than expected, the negative effects of such lower revenues to our bottom line, including our inability to make in a timely fashion commensurate expense reductions (as a large amount of our expenses are fixed expenses, i.e., do not vary with revenues in the short term);

•

the size and frequency of any trading errors or unsecured brokerage account debit balances for which we may ultimately suffer the economic burden (the risk of which has increased in current market conditions), in whole or in part (including losses from third-party claims that may arise from time to time – since June 1, 2002, we have not carried errors or omissions insurance for third-party claims);

•

unanticipated legal, consultation and professional fees (including fees related to pending and future regulatory matters, lawsuits or other proceedings, or potential acquisitions, business combinations or strategic relationships);

•

the appeal of our products and services to markets outside of the United States (principally Europe), given our limited experience selling to markets outside of the United States, our success (or lack of success) in developing or enhancing products or services that may be more attractive to non-US traders, and the costs, including sales, marketing, compliance, administrative and development, that may be required to improve our chances of success in those markets (and our willingness to make those cost commitments or prioritize the use of our resources to focus more on those markets); and/or

•	the effect of any decision to suspend or terminate the company’s current share buyback plan or a decision to put in place additional share buyback plans or programs.

Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. To the extent that interest in active trading, or trading generally, decreases due to low trading volumes, lack of volatility, significant downward movement in the securities or financial markets, or negative market sentiment, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. These risks have heightened considerably as a result of the current crises in our markets and economy, including the severe declines in the markets and rising unemployment. Also, unfavorable market conditions, such as those experienced in the fourth quarter of 2008 and, to date, the first quarter of 2009, have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also usually result in more losses for our customers, which could result in increases in quantity and size of errors or omissions or other claims that may be made against us by customers. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and rapidly evolving. There has, historically, been substantial consolidation of those three products and services in the industry, as well as, more recently, consolidation of the types of financial instruments (equities, equity and index options, futures and forex) offered by firms. There has also been consolidation of online brokerage firms generally, as well as intense price and quality competition. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will continue. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to focus more on the active trader market. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of about 5% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure (on transactional commissions, monthly platform fees and interest rates offered to customers for both credit balances and account borrowings); the timing and market acceptance of new products and services and enhancements developed by our competitors (including strategy back-testing and automation capabilities); market conditions, such as recession and unemployment; the size of the active trader market today and in the future; data availability and cost; and exchange and third-party execution and clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to meet changing market demands for a unified, integrated trading platform that offers customers the ability to trade and manage portfolios containing multiple asset classes; our ability to design, improve and support materially error-free and sufficiently robust Internet-based systems; ease-of-use of our products and services; reliability of our products and services; and pricing decisions and other sales and marketing decisions and efforts.

Attrition Of Customer Accounts And Failure To Maintain Or Increase The Rate Of Growth Of Gross New Account Additions Could Materially Adversely Affect Our Operating Results

We consider an account to be inactive (and exclude it when counting total brokerage accounts) when it has less than a $200 balance and has had no activity for more than 180 consecutive days. Using this method, our account attrition for the 2008 third quarter was the highest we have experienced. Also, net account growth was significantly lower in the 2008 third quarter as compared to prior periods. Our current indications are that customer account attrition will increase in 2009, beginning with the 2009 second quarter. While there is no way to know for certain the specific reasons for these current indications concerning net account growth (which is determined by the number, if any, that gross new account additions in a quarter exceed our customer account attrition in that quarter), we believe that the principal contributing factors include recent and current market and economic conditions, and there may be other reasons or factors. Our failure or inability to address the underlying issues or causes relating to increased attrition and a decrease in net account growth will likely result in decreased net revenues and net income.

Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, effective, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges or by systems of independent third-party market data vendors or other sources (who obtain the data directly from the exchanges or, for forex, from inter-bank markets), the electronic order book systems of electronic communication networks (ECNs), other liquidity providers and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearance and of the clearance agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customers’ forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearance and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times, or by increased trade volume, or highly volatile markets, or upon increases by the exchanges or other market centers of the volume or capacity of data sent to our systems, could cause one or more of these systems to operate too slowly or fail. Outages and other system failures may also be caused by natural disasters and other events and circumstances beyond our control. Also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify the negative consequences of any such difficulties, outages, errors or failures. Any major system failure or outage (or series of frequent failures or outages), regardless of the cause, could result in the issuance of large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences.

We have had technical difficulties, outages, errors or failures in our electronic and software products, services and systems relating to market data, which do or may affect trading strategy signals and order placement triggers, some of which have occurred as recently as January 2009 and several times in 2008. These difficulties, outages, errors or failures may cause severe negative consequences to our business. Our failure or inability to address the underlying issues or causes relating to such problems, to adequately correct them and ensure they do not repeat (particularly as the volume of market data received from the exchanges, or the volume of our client base’s trading, requires increased, improved or different hardware and/or software capacity, technology or company domain know-how), or otherwise to ensure the stability, capacity, speed and accuracy of the trading platform’s market data and order placement services, could materially negatively affect our reputation in the online trader market, causing increased attrition and a decrease in new accounts, and decreased net revenues and net income.

Additionally, as a general matter not applicable only to our company, the integrity of these types of systems may be attacked by persons sometimes referred to as “hackers” who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. Also, “cyberterrorism,” should it occur, may significantly affect people’s willingness to use Internet-based services, particularly ones that involve their personal or company’s assets. See “Our Systems And Our Customers’ Accounts May From Time To Time Be Vulnerable To Security Risks That Could Disrupt Operations, Harm Our Reputation And Expose Us To Potential Liability” below.

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

Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain NYSE, American Stock Exchange (AMEX), NASDAQ, ARCA, Deutsche Borse, Options Price Reporting Authority (OPRA), CME, CBOT, New York Mercantile Exchange/Commodities Exchange (NYMEX/COMEX), IntercontinentalExchange (ICE), Kansas City Board of Trade (KCBOT), Minneapolis Grain Exchange (MGE), OneChicago and EUREX futures real-time market data directly from those exchanges, and real-time market depth displays directly from ECN book services, but obtain other market data (such as forex data, fundamental data and news pursuant to non-exclusive licenses) from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage customers are obtained from established clearing agents and, with respect to our self-clearing operations, our software system licensing agreement with SunGard. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for monthly fixed and/or transactional clearing fees and charges, and the contract with the forex dealer provides that we will not share in the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing agent in response to a substantial increase in our clearing costs imposed by our former futures clearing agent. Changes (or, in some cases, the failure or inability to make changes) in our relationships with one or more of these third parties, involuntary termination of one or more of those relationships, or business interruptions, slowdowns or failures affecting one or more of these third parties (whether caused by adverse economic conditions which cause business failure of the vendor, or other events) could have a material adverse effect on our business, financial condition, results of operations and prospects.

Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Or SRO Actions Against Us

The securities and futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well. The various governmental authorities and industry SROs that supervise and regulate our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws or regulations. There have been, and may soon be, several specific rules enacted that affect or could affect our business. For example, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business model. Recently, several states, including Florida (where we are headquartered), have been considering new or modified legislation that could increase the power of state regulatory authorities to sanction or suspend a brokerage firm that fails to comply with regulatory requirements or experiences adverse results in customer arbitrations. Additionally, any future action that a government agency or SRO might take to tax securities transactions (such as the proposed Congressional bill to impose a transaction tax on the purchase and sale of securities), impose stricter borrowing limits on investors (such as the proposed FINRA rule to limit the leverage available to retail investors in the forex market), restrict short sales (such as the temporary ban in 2008 on short selling of financial sector securities) or in any other way limit or add to the costs associated with trading in one or more types of securities, might negatively impact the number of trades in which our clients engage or the costs of, or how we conduct, our business and, consequently, negatively impact our net revenues and net income.

Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other operations personnel and enter into suitable contractual relationships with appropriate vendors, lenders and counterparties. New or modified regulatory rules or requirements, or increased or more stringent enforcement and higher fines or greater sanctions concerning the way our brokerage operates its business (including increased regulatory investigations into the accounts of our clients as a result of the current economic crisis and certain recent enforcement actions and investigations) could materially increase our brokerage’s cash requirements to conduct its business, require substantial increases in compliance, legal and/or brokerage operations costs (or result in fines, penalties or sanctions), limit or reduce our brokerage’s access to, or use of, a significant proportion of its now-available cash, or otherwise limit our brokerage’s ability to operate its business.

Decreases In Short-term Interest Rates Or In Our Customer Account Balances Reduce Our Interest Income, Which Has Historically Been A Significant Component Of Our Brokerage Revenues, Net Revenues and Net Income

We have historically derived a significant portion of our brokerage revenues from interest income on customers’ credit balances and account borrowings (overnight margin balances). Decreases in the federal funds target and daily rates of interest in 2008 and 2009 have had, and are expected to continue to have, a negative impact on our interest income and, therefore, our brokerage revenues, net revenues and net income. Our Business Outlook for 2009 assumes that the federal funds target rate of interest will be approximately 0.0% throughout 2009. Changes in interest rates or in the size of such balances and borrowings, depending upon the extent of the change, could materially change, positively or negatively (depending upon the direction of the change) the amount of our interest income.

Our Brokerage Must Meet Net Capital, Deposit And Other Financial And Regulatory Requirements As A Broker-Dealer And Futures Commission Merchant That, If Not Satisfied, Could Result in Severe Penalties Or Other Negative Consequences, And Which Could Reduce Or Limit The Cash We Have Available To Run Our Business

The SEC, FINRA, the CFTC, the NFA, the DTCC (i.e., NSCC and DTC), the OCC, certain exchanges and other regulatory and self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants, large, fluctuating cash deposit requirements, and reserve, settlement and other financial requirements. If a firm fails to maintain the required net capital or satisfy required deposit, settlement, reserve and other financial and regulatory obligations, it may be subject to fines, penalties, limitations on the type or size of business it is permitted to conduct, or suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by FINRA or the NFA, which could ultimately lead to the firm’s liquidation. Recent record levels and severe swings in market volatility have resulted in large and frequent changes in our available cash as we comply with these various requirements. In addition, if new or modified regulatory rules or requirements, or increased or more stringent enforcement and higher fines or greater sanctions, concerning required net capital, deposits, reserves, settlement obligations or other uses of cash, or the manner in which we operate our business and monitor and ensure compliance of our business operations with applicable laws, rules and regulations, are enacted or imposed in response to the current economic crisis and certain recent enforcement actions and investigations, such rules or requirements could materially increase our cash requirements to conduct our business, require substantial increases in compliance, legal and/or brokerage operations costs (or result in fines, penalties or sanctions), limit or reduce our access to, or use of, a significant percentage of our now-available cash, or otherwise limit our ability to expand or even maintain our then-present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which, particularly if withdrawal rules become more restrictive, could materially impact our available working capital and materially impact or limit our ability to make acquisitions, repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. See “We May Need Cash In The Foreseeable Future” below.

If We Are Unable To Accelerate Or Otherwise Improve Our Technology Development Schedule With Respect To Release Or Launch Dates Of Planned Product And Service Initiatives And Enhancements, The Quality Of Our Products And Services And Competitiveness In The Active Trader Market May Decline

We currently have several technology development projects and initiatives in progress to launch new or enhanced features, products and services we believe will increase and improve the quality of our offering, our competitiveness in the marketplace, our ability to penetrate further the active trader market in the U.S. and abroad and certain segments of the buy side institutional trader market, and customer retention. We believe it is important to accelerate or otherwise improve the currently-planned release dates of these products and initiatives and, toward that end, are seeking to increase our product development/information technology headcount in 2009 and have adopted new approaches to product development. Despite our efforts, it is difficult to quickly hire qualified technology personnel who will be able to make significant positive contributions in the short term, and, if we fail to increase adequately or otherwise use effectively and efficiently our technology development resources to complete and launch these projects and initiatives, we may lose market share or suffer other material adverse consequences.

Our Systems And Our Customers’ Accounts May From Time To Time Be Vulnerable To Security Risks That Could Disrupt Operations, Harm Our Reputation And Expose Us To Potential Liability

Our online electronic trading platform includes security features that are intended to protect the privacy and integrity of customer accounts. Despite these security features, our systems and our customers’ accounts may from time to time be vulnerable to security risks such as break-ins and similar problems caused by third parties. We have experienced occurrences of unauthorized intrusion and criminal activity in customer accounts by persons who unlawfully access customer accounts and then place orders or other transactions in those accounts. Although we have taken measures and are in the process of completing measures to limit or prevent similar occurrences in the future, no assurance can be made that any such measures will be successful or that future occurrences will not result in substantial account losses that will ultimately be borne by us. Such intrusions and other disruptions could also disrupt our operations, harm our reputation and subject us to potential liability.

We Are Exposed to Credit Risk

We make margin loans to clients collateralized by client securities, and borrow securities to cover trades. In fact, nearly all of our clients’ accounts are margin, as opposed to cash, brokerage accounts. A portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets (such as those experienced in the past six months) in which the value of the collateral substantially decreases in proportion to the amount of a client’s indebtedness. While we have implemented additional risk-management procedures designed to reduce this risk, there can be no assurance that we will not experience periodic or frequent unsecured account debits that materially and adversely affect our results of operations. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability.

The Nature Of Our Business Results In Potential Liability To Customers

Many aspects of the securities, futures and forex brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been a high incidence of litigation involving the securities and futures brokerage industry, including both class action and individual suits and arbitrations that generally seek substantial damages, including in some cases punitive damages. Recent losses in the markets and certain recent enforcement actions and investigations have increased this risk and we expect more clients will be asserting claims and arbitration rights against their brokerage firms in the foreseeable future. The technology we use and rely upon, in addition to offering charting, trade analysis and trade execution services of various kinds, is designed to automatically locate, with immediacy, the best available price in the appropriate market in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections or limitations in their designs or performance, may operate too slowly, fail, cause confusion or uncertainty to the user, or operate or produce results not understood or intended by the user. An investor or trader using either our full electronic trading platform or our subscription service might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of our trading software tools or systems, or inaccurate assumptions made by the trading software tools regarding data, or inaccurate data. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not currently carry any errors or omissions insurance that might cover, in part, some of the above-described risks. While our contracts with customers are, we believe, clear that customers who do business with us must knowingly assume all of the risks described above, there can be no assurance that a judge, arbitrator or regulator would enforce or honor such contractual provisions. See “Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity” and “Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers” above.

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

We May Be Subject To Intellectual Property Litigation

There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, any infringement case that may be brought against us could result in our being unable to use intellectual property which is integral to our business.

We May Not Be Able To Adequately Protect Or Preserve Our Rights In Intellectual Property

Our success is and will continue to be heavily dependent on proprietary technology, including existing trading software, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of copyright, trade secret and trademark laws, patent protection, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. We own two patents, and also have pending patent applications covering certain aspects of the TradeStation electronic platform, but we do not yet know for certain if the patents will be issued. Policing unauthorized use of our products and services is difficult, however, and we may be unable to prevent, or unsuccessful in attempts to prevent, theft, copying, infringement or other unauthorized use or exploitation of our product and service technologies. There can be no assurance that the steps taken by us to protect (or defend) our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

Self-Clearing Equity Trades For Active Trader Accounts Has Risks

Self-clearing operations for our active trader equities accounts (stocks and ETFs) began in September 2004 and for equity and index options trades began in March 2005. Prior to the September 2004 conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns (which was acquired by JP Morgan Chase in 2008), as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. Errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities transactions, the custody and control of client securities and other assets, or otherwise relating to the handling of our clients’ securities and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors. Also, our savings from self-clearing may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our self-clearing back-office operations rely on the Phase3 self-clearing software licensed to us by SunGard, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results, or SunGard experiences a sudden business failure.

There Are Risks Relating To Our Ability To Maintain Customer Privacy And Security And That Increased Government Regulation Of Internet Business May Occur

Customers may refuse to transact business over the Internet, particularly business, such as ours, that involves the handling of significant amounts of customers’ funds, due to privacy or security concerns. This risk will grow if, as and to the extent “cyberterrorism” occurs or is perceived to be a viable, prominent threat or likelihood to occur (or recur on a regular basis). We do incorporate security measures into our privacy policies. However, no assurances can be made that a breach of such measures will not occur, and a major breach of customer privacy or security could have serious consequences for our Internet-based operations, which are central to our business. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of our operations would be materially hindered. If Internet activity becomes heavily regulated in these respects or otherwise, that could also have significant negative consequences for the growth of our current and planned operations. Regulation S-P, an expansive SEC regulation concerning privacy, has many rules and requirements and we risk incurring substantial fines, and other negative regulatory consequences, if we fail to meet those requirements. See “Our Systems and Our Customers’ Accounts May From Time to Time be Vulnerable to Security Risks that Could Disrupt Operations, Harm Our Reputation and Expose Us to Potential Liability” above.

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the use of cash in acquisitions or other strategic ventures should any occur; significant, increased infrastructure and operating costs as our business grows (through acquisition, joint venture or otherwise); large cash or security deposit requirements (which were approximately $25.0 million as of March 3, 2009, and which are expected to increase as our business grows); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; and new or modified regulatory requirements. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues, net income or cash flows from our operations and may be secured by substantially all of our assets. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

A Pending Inquiry by Canadian Regulatory Authorities Has Limited Our Business in Canada and Could Result in Substantial Fines or Settlements

TradeStation Securities was recently contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients, and trading securities on behalf of those Canadian residents, without TradeStation Securities being registered in Canada. We are cooperating with Canadian authorities and expect this matter to continue for several months. This inquiry could result in substantial fines or settlements and affect TradeStation Securities’ ability to accept futures and forex brokerage accounts (it already does not accept equities accounts) from Canadian residents, which could adversely impact our future revenues (in 2008, approximately $1.2 million of our brokerage commissions and fees were derived from Canadian futures accounts). As a precautionary measure, TradeStation Securities has not accepted any new Canadian resident futures or forex accounts since the inquiry was initiated.

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

As of March 3, 2009, affiliates of William R. Cruz and Ralph L. Cruz (the non-executive Co- Chairmen of our company) owned approximately 19% of the outstanding shares of our common stock. Therefore, the Cruzes could potentially exert significant control over TradeStation Group on matters subject to shareholder approval, including the election of our Board of Directors and any merger, consolidation or sale of all or substantially all of TradeStation Group’s assets that may be proposed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square-foot headquarters, which includes our brokerage and technology operations, in Plantation, Florida. Plantation is just west of Ft. Lauderdale, Florida (Broward County).

Our brokerage operations also have a 10,400 square foot branch office in Chicago, Illinois, pursuant to a lease that expires at the end of February 2012.

Our technologies subsidiary also has an approximately 13,500 square foot leased facility in Richardson, Texas (expiring July 31, 2012) from which certain technology development and technical operations are conducted. A portion of those facilities serve as a branch office for TradeStation Securities. We also lease exclusive rack space for our data server farms at two sites; one site is in Richardson, Texas (which is currently month-to-month) and the other site is in Chicago, Illinois (made up of various leases, the last of which expires in August 2009).

Our United Kingdom subsidiary leases an office in London, England, pursuant to a lease that expires December 16, 2010.

We believe that our facilities are adequate to support our current operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit, and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. Based upon preliminary review of the facts, there does not appear to be any basis to impose liability on TradeStation Securities or TradeStation Technologies.

On or about September 23, 2008, TradeStation Securities was served with a complaint filed in the Superior Court of Fulton County Georgia styled Freeman et al. v. Vision Financial, LP et. al. Other named defendants include MF Global, Inc. f/k/a Man Financial, Inc., Anthony M. Ramunno, Jr., individually and d/b/a Renaissance Asset Management, RAM I, LLC, Renaissance Asset Management, LLC and William S. Wilkinson. The complaint alleged the following claims under Georgia common law: (i) fraud and conspiracy to defraud; (ii) constructive fraud and negligent misrepresentation; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; and (v) negligence. The plaintiffs allege that they placed funds with Mr. Ramunno and his hedge fund companies who in turn opened brokerage accounts with TradeStation Securities and the other broker dealers. None of the plaintiffs held accounts with, were known to, or had any contractual or business relationship with, any TradeStation entity at any time relevant to the allegations. The complaint asserts actual damages of about $1.5 million. An oral hearing on defendants’ motion to dismiss is scheduled for March 16, 2009.

TradeStation Securities has been contacted by Canadian regulatory authorities regarding the company’s acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada. The company is cooperating with Canadian authorities. The company has been advised that a formal investigation has been or will be commenced, and was offered the option to have such investigation brought, discussed and resolved on a consolidated basis with all Canadian provinces relevant to the investigation. The company accepted that proposal. If the matter is resolved with the conclusion that TradeStation Securities is required to register in the Canadian provinces that provide most of its Canadian futures business, and that Canadian clearing services must be engaged, in addition to any fines or settlement amounts required to be paid, TradeStation Securities’ choices would be (a) to register for appropriate licenses in Canada (approximate cost of $250,000) and retain Canadian clearing services for that business (the company’s futures clearing firm is not registered in Canada and, we believe, relies on an exemption in the provinces the company principally conducts business), the cost of which is presently unknown, or (b) close all

Canadian futures accounts (in 2008, revenues from Canadian futures accounts were approximately $1.2 million). Recently, TradeStation Securities made a written offer to settle the consolidated matter for a payment of $25,000. The Canadian authorities responded that such offer would likely not be accepted. It is too early to predict the outcome of this investigation.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

Common Stock Information

Our common stock, par value $.01 per share, is listed on The NASDAQ Global Select Market under the symbol “TRAD.” The high and low closing sales prices based on actual transactions on The NASDAQ Global Select Market during each of the quarters presented were as follows:

	Closing Sales Price
	High	Low
2007:
First Quarter	$13.56	$11.66
Second Quarter	14.01	11.36
Third Quarter	11.95	10.02
Fourth Quarter	14.73	11.22

2008:
First Quarter	$13.91	$8.24
Second Quarter	10.94	8.43
Third Quarter	11.43	9.02
Fourth Quarter	9.06	5.43

2009:
First Quarter (through March 3, 2009)	$6.56	$4.92

As of March 3, 2009, there were 99 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 4,800 beneficial owners.

Dividend Policy

We intend to retain future earnings to finance our growth and development and/or to consider, from time to time, engaging in stock buyback plans or programs, and therefore do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2008, 2007, or 2006.

Share Repurchases

In October 2006, our Board of Directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, up to $1,250,000 of company cash during each full calendar month (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

The following table sets forth information on our common stock buyback program for the quarter ended December 31, 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
October 2008	179,733	$6.95	2,662,038	$30,500,000
November 2008	190,004	6.58	2,852,042	29,250,000
December 2008	208,127	6.01	3,060,169	28,000,000

Total	577,864	6.49

Performance Graph

The following graph shows an annual comparison for the period covering December 31, 2003 through December 31, 2008 of cumulative total returns to shareholders of TradeStation Group, Inc., NASDAQ Composite Index and Index for NASDAQ Stocks (SIC 6210-6219 U.S. Companies) of U.S. security brokers, dealers, and flotation companies. Shareholders are cautioned that this graph shows total returns to investors only as of the dates noted and may not be representative of the total returns for any other past or future period.

Total Returns Index for:	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
TradeStation Group, Inc	100.00	79.35	139.73	155.19	160.38	72.80
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Stocks (SIC 6210-6219 US companies) Security Brokers, Dealers and Flotation Companies	100.00	98.52	128.93	152.72	197.34	127.91

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Income Data presented below for the years ended December 31, 2008, 2007 and 2006, and the Consolidated Balance Sheet Data as of December 31, 2008 and 2007, have been derived from our Consolidated Financial Statements included on pages F-1 through F-34 of this report, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The Consolidated Statement of Income Data presented below for the years ended December 31, 2005 and 2004, and the Consolidated Balance Sheet Data as of December 31, 2006, 2005 and 2004, have been derived from audited financial statements not included in this report. See also Note 18 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly unaudited financial information for fiscal years 2008 and 2007.

	YEAR ENDED DECEMBER 31
	2008	2007	2006	2005	2004
	(In thousands, except per share data and footnotes)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
Brokerage commissions and fees	$129,304	$99,945	$78,829	$65,953	$56,506

Interest income	25,937	47,924	44,587	24,490	6,358
Brokerage interest expense	3,166	5,120	4,635	3,513	710

Net interest income	22,771	42,804	39,952	20,977	5,648

Subscription fees	7,750	7,948	8,584	8,120	8,125
Other	607	858	1,181	1,949	1,989

Net revenues	160,432	151,555	128,546	96,999	72,268

Expenses:
Employee compensation and benefits	40,166	34,179	29,379	23,027	20,324
Clearing and execution	38,914	32,262	26,107	20,097	18,885
Data centers and communications	9,216	8,186	6,453	5,714	5,905
Marketing	5,805	5,587	4,315	3,830	2,737
Professional services	3,453	3,270	3,411	2,987	2,414
Occupancy and equipment	2,989	2,802	2,549	2,641	2,470
Depreciation and amortization	4,218	4,009	2,508	1,771	1,979
Other	5,632	5,161	3,854	4,415	2,741

Total expenses	110,393	95,456	78,576	64,482	57,455

Income before income taxes	50,039	56,099	49,970	32,517	14,813

Income tax provision	19,402	20,728	18,951	11,451	119

Net income	$30,637	$35,371	$31,019	$21,066	$14,694

Earnings per share:
Basic	$0.71	$0.80	$0.70	$0.49	$0.35
Diluted	$0.70	$0.78	$0.67	$0.48	$0.33

Dividends declared per share	—	—	—	—	—

Weighted average shares outstanding:
Basic	43,235	44,246	44,591	42,728	41,658
Diluted	43,912	45,221	45,972	44,177	44,317

	DECEMBER 31
	2008	2007	2006	2005	2004
	(In thousands, except footnotes)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (1)	$100,314	$103,699	$74,539	$75,102	$32,111
Cash segregated in compliance with federal regulations (2)	626,103	475,969	417,501	426,062	347,095
Receivables from brokers, dealers, clearing organizations and clearing agents	11,139	23,426	34,867	36,033	19,404
Receivables from brokerage customers, net	30,316	93,932	77,022	58,133	56,985
Deposits with clearing organizations and clearing agents	48,019	23,964	20,180	11,243	14,498
Total assets	837,432	744,687	649,087	615,134	479,676
Capital lease obligations (3)	—	—	—	—	8
Shareholders’ equity	165,001	143,958	118,205	82,521	49,325

(1)	Includes restricted cash of $956,000, $1.2 million, $1.4 million, $1.7 million, and $1.9 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash. Based upon the year-end calculation of cash segregated in compliance with federal regulations (see below), cash and cash equivalents may increase or decrease on the first or second business day subsequent to year end. On January 2, 2009, cash and cash equivalents increased by $4.1 million. On January 2, 2008, cash and cash equivalents decreased by $7.0 million. On January 3, 2007, cash and cash equivalents increased by $7.6 million. On January 4, 2006, cash and cash equivalents decreased by $9.5 million. On January 4, 2005, cash and cash equivalents increased by $4.0 million. See Note 2 below.
(2)	On the first or second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On January 2, 2009, the December 31, 2007 cash segregated in compliance with federal regulations of $626.1 million was decreased by $4.1 million to $622.0 million. On January 2, 2008, the December 31, 2007 cash segregated in compliance with federal regulations of $476.0 million was increased by $7.0 million to $483 million. On January 3, 2007, the December 31, 2006 cash segregated in compliance with federal regulations of $417.5 million was decreased by $7.6 million to $409.9 million. On January 4, 2006, the $426.1 million of cash segregated in compliance with federal regulations as of December 31, 2005 was increased by $9.5 million to $435.6 million. On January 4, 2005, the December 31, 2004 cash segregated in compliance with federal regulations of $347.1 million was decreased by $4.0 million to $343.1 million.
(3)	Capital lease obligations, if any, are included in “accrued expenses” in the Consolidated Balance Sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report and the Risk Factors set forth in Item 1A of this report.

Overview

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., an online broker-dealer and futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two established operating subsidiaries. The company’s third subsidiary, TradeStation Europe Limited, a United Kingdom private company, is authorized and regulated by FSA, and holds what is known as a “European Passport,” to introduce brokerage accounts for residents of countries within the European Economic Area. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning electronic trading platform that enables traders to test and automate “rule-based” trading strategies (both technical and fundamental) across multiple asset classes, namely, equities, equity and index options, futures and forex. TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the NYSE, FINRA, SIPC, NFA, DTCC, OCC, BOX, CBOE, CHX, ISE and NASDAQ OMX. TradeStation Securities’ business is also subject to the rules and requirements of the SEC, CFTC and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity options business, and uses an established futures clearing firm and an established forex dealer firm to clear its futures and forex business.

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and, beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Self-clearing has provided substantial cost savings and efficiencies. TradeStation Securities currently clears most institutional account securities trades through J.P. Morgan Clearing Corp. on a fully-disclosed basis, or provides order execution services on a DVP/RVP basis with the orders cleared and settled by the client’s prime brokerage firm. Futures trades are cleared through R.J. O’Brien & Associates on a fully-disclosed basis and, for certain institutional futures accounts, order execution services are provided on a “give-up” basis with the orders cleared and settled by the client’s prime brokerage firm. Forex trades are cleared through GAIN Capital Group, Inc. on a fully-disclosed basis (J.P. Morgan Clearing Corp., R.J. O’Brien & Associates and GAIN Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In an amendment dated as of October 1, 2007, TradeStation Securities and GAIN Capital extended their agreement to December 31, 2009, and GAIN agreed to make available to TradeStation’s forex customers the “inside” quotes and spreads generally made available to GAIN’s institutional customers that demand or seek the tightest inside spreads per currency pair, in exchange for TradeStation’s agreement to no longer share those spreads with GAIN Capital. On March 1, 2008, TradeStation and R.J. O’Brien extended their agreement to December 31, 2010. The extended term provides for the payment of higher fixed monthly clearing fees for all electronic futures contracts, and incremental per contract clearing fees if TradeStation’s futures volume reaches a certain level (far above its current volume), and continues to provide interest sharing on futures account cash balances substantially similar to the interest-sharing arrangement that had been in place.

An active brokerage account has been defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days. As of December 31, 2008, TradeStation Securities had 42,435 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 5,699 accounts, or 16%, when compared to the 36,736 accounts as of December 31, 2007.

During the year ended December 31, 2008, TradeStation Securities’ brokerage customer account base averaged 107,434 daily average revenue trades (often called “DARTs”), an increase of 34% when compared to 79,928 during 2007. The following table presents certain brokerage metrics and account information:

	For the Years Ended December 31,			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Daily average revenue trades (DARTs)	107,434	79,928	60,706	34%	32%

Client Trading Activity – Per Account
Trades	727	632	512	15%	23%
Brokerage commissions and fees per account	$3,224	$2,930	$2,776	10%	6%
Net revenue per account	$3,686	$4,154	$4,147	(11)%	0%

	As of			% Change
				Dec 31, 2008 vs. Dec 31, 2007	Dec 31, 2007 vs. Dec 31, 2006
	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Client Account Information
Total brokerage accounts	42,435	36,736	31,502	16%	17%

Average assets per account – equities	$58,631	$79,169	$79,998	(26)%	(1)%
Average assets per account – futures	$18,077	$18,829	$19,034	(4)%	(1)%

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge commissions based mostly on share volume and number of contracts traded (and generally not by revenue trade used to calculate DARTs). For futures, we charge commissions on a per contract basis (so each futures revenue trade included to calculate DARTs represents a round-turn commissionable contract traded). It should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

TradeStation Europe Limited is our subsidiary in the United Kingdom. In February 2006, TradeStation Europe became authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may solicit and introduce UK clients who are active, experienced traders to its US affiliate for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its “European Passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Economic Area.

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

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. As required by FIN 48, we recognized the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 on January 1, 2007 did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on our consolidated financial statements. As of January 1, 2008, we had a liability for unrecognized tax benefits of $638,000, which was decreased to $492,000 during the 2008 year. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to our effective tax rate because the difference is temporary in nature. We do not anticipate any significant changes in uncertain tax positions over the next twelve months.

In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. As of December 31, 2008 and 2007, we had no valuation allowance on our deferred income tax assets. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

See Note 12 of Notes to Consolidated Financial Statements – INCOME TAXES for additional discussion of income taxes.

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

Results of Operations

For the three years ended December 31, 2008, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment primarily represents the operations of TradeStation Securities and, to a lesser extent, the operations of TradeSation Europe Limited. The software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. As a result, our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. For the years ended December 31, 2008, 2007 and 2006, the brokerage services segment accounted for approximately 93%, 94% and 92%, respectively, of our total consolidated net revenues. For the years ended December 31, 2008, 2007 and 2006, approximately 50%, 52% and 56%, respectively, of net revenue from the brokerage services segment was derived from equities and standardized equity option accounts. Conversely, for the years ended December 31, 2008, 2007, and 2006, approximately 50%, 48% and 44%, respectively, of net revenue from the brokerage services segment was derived from futures and forex accounts. Approximately 61%, 62%, and 57% of our brokerage commissions and fees during the years ended December 31, 2008, 2007 and 2006, respectively, were generated by derivatives trading (financial and commodity futures, equity and index options, and spot forex), as opposed to cash equities trading (stocks and ETFs). Given the size of the percentage of revenue from the brokerage services segment, other than our discussion and table in Note 17 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. See also Note 18 of Notes to Consolidated Financial Statements—UNAUDITED QUARTERLY FINANCIAL INFORMATION, for quarterly unaudited financial information for fiscal years 2008 and 2007. The following table summarizes our consolidated statements of income data and presentation of that data as a dollar change and percentage of change from period to period:

	For the Years Ended December 31,			2008 vs. 2007 Variance		2007 vs. 2006 Variance
	2008	2007	2006	$	%	$	%
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$129,304	$99,945	$78,829	$29,359	29	$21,116	27

Interest income	25,937	47,924	44,587	(21,987)	(46)	3,337	7
Brokerage interest expense	3,166	5,120	4,635	(1,954)	(38)	485	10

Net interest income	22,771	42,804	39,952	(20,033)	(47)	2,852	7

Subscription fees	7,750	7,948	8,584	(198)	(2)	(636)	(7)
Other	607	858	1,181	(251)	(29)	(323)	(27)

Net revenues	160,432	151,555	128,546	8,877	6	23,009	18

Expenses:
Employee compensation and benefits	40,166	34,179	29,379	5,987	18	4,800	16
Clearing and execution	38,914	32,262	26,107	6,652	21	6,155	24
Data centers and communications	9,216	8,186	6,453	1,030	13	1,733	27
Marketing	5,805	5,587	4,315	218	4	1,272	29
Professional services	3,453	3,270	3,411	183	6	(141)	(4)
Occupancy and equipment	2,989	2,802	2,549	187	7	253	10
Depreciation and amortization	4,218	4,009	2,508	209	5	1,501	60
Other	5,632	5,161	3,854	471	9	1,307	34

Total expenses	110,393	95,456	78,576	14,937	16	16,880	21

Income before income taxes	50,039	56,099	49,970	(6,060)	(11)	6,129	12

Income tax provision	19,402	20,728	18,951	(1,326)	(6)	1,777	9

Net income	$30,637	$35,371	$31,019	$(4,734)	(13)	$4,352	14

Years Ended December 31, 2008 and 2007

Net revenues were $160.4 million for the year ended December 31, 2008, as compared to $151.6 million for the year ended December 31, 2007, an increase of $8.9 million, or 6%. The primary reasons for this growth were increases in brokerage commissions and fees of $29.4 million, or 29%, as a result of higher market volatility in the second half of 2008 and higher trade volume related mostly to growing our brokerage account base, partially offset by a decrease in net interest income of $20.0 million, or 47%, primarily as a result of decreases in the federal funds target and daily rates of interest, and, to a lesser extent, reduced receivables from brokerage customers (margin balances), partially offset by account growth.

Net income was approximately $30.6 million for the year ended December 31, 2008, as compared to approximately $35.4 million for the year ended December 31, 2007, a decrease of approximately $4.7 million, or 13%, due primarily to our 47% year-over-year decrease in net interest income and our 16% year-over-year increase in total expenses, partially offset by a 29% year-over-year increase in brokerage commissions and fees.

Income before income taxes was $50.0 million (31% of net revenues) for the year ended December 31, 2008, as compared to $56.1 million (37% of net revenues) for the year ended December 31, 2007, a decrease of $6.1 million, or 11%. Our decrease in income before income taxes was due primarily to our $20.0 million decrease in net interest income, increased clearing and execution costs of $6.7 million and increased employee compensation and benefits of $6.0 million, partially offset by increased brokerage commissions and fees of $29.4 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 37% to 31% due primarily to the decrease in net interest income (which has no corresponding reduction in expense) and, to a lesser extent, the increase in employee compensation and benefits (which resulted from merit increases and increased employee headcount) and in other fixed costs associated with the growth of the company’s infrastructure.

During the year ended December 31, 2008, we recorded an income tax provision of $19.4 million, or 39% of our income before income taxes, as compared with $20.7 million, or 37% of our income before income taxes, during the year ended December 31, 2007. The increase in our estimated annual effective income tax rate was due primarily to a decrease in the amount of interest income not subject to federal income taxes. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform or other brokerage services. For the year ended December 31, 2008, brokerage commissions and fees were approximately $129.3 million, as compared to approximately $99.9 million for the year ended December 31, 2007. This $29.4 million, or 29%, increase was due primarily to a $25.7 million increase in brokerage commissions from higher trading volume related primarily to increased market volatility in 2008 (historically, as market volatility increases our customer accounts’ trade volume increases), growing our brokerage customer account base and, to a lesser extent, a $2.9 million increase in platform and other fees and a $1.5 million increase in exchange fee revenue (resulting from a change in classification as revenue, beginning July 1, 2007, of certain exchange fees previously recorded as an offset to expenses), partially offset by an $790,000 decrease in revenue for order flow of equity option trades. The change in classification of certain exchange fees resulted from the company increasing its fees for certain exchange products in excess of the amount it is charged for such products by the vendors of those data service products. We continuously review and assess our pricing – both commissions and platform fees. In July 2008, we began to offer our equities account customers the choice of being charged on a per-share basis or a per-trade basis (called a “flat-ticket” or “flat-commission”) for their equities trades. Our brokerage commissions and fees in future periods will depend on a number of factors, including our ability to add new accounts and retain existing accounts, market volatility and other market conditions, success or failure of sales and marketing campaigns, and competitive price pressure. We cannot predict the relationship between volatility and trading volume in the future.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities (mostly U.S. Treasury money markets and other money market accounts either issued or guaranteed by the U.S. Government or its agencies).

Most of our interest income is tied directly to the federal funds target or daily rates of interest. For the year ended December 31, 2008, interest income was $25.9 million as compared to $47.9 million for the year ended December 31, 2007. This $22.0 million, or 46%, decrease was due primarily to decreases in the federal funds target and daily rates of interest, and, to a lesser extent, reduced receivables from brokerage customers (margin balances), partially offset by account growth. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest and, for futures accounts, it is based directly on the federal funds target rate of interest. The federal funds daily effective rate of interest is tied to the federal funds target rate of interest and the direction the markets believe the target rate of interest will move in the future. Recently, there have been wide variations between the target rate and the daily effective rate. We estimate, based on the size and nature of our customer assets as of December 31, 2008 (and assuming for these purposes that the size and nature of our customer assets do not change and that the federal funds daily rate tracks closely to the target rate of interest), that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $70,000. The average federal funds target rate of interest was 2.1% and 5.0% during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the federal funds target rate of interest was approximately 0%. Interest income for future periods may be materially affected by future increases or “no actions” regarding the federal funds target rate of interest and the extent, if any, by which our customer cash account balances and/or margin lending balances increase or decrease, the difference between the average daily effective and the target rates of interest, and any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. For the year ended December 31, 2008, brokerage interest expense was $3.2 million, as compared to $5.1 million for the year ended December 31, 2007. This $2.0 million, or 38%, decrease was due primarily to lower interest rates offered to brokerage customers. During 2008, the average annual credit interest rate paid to our equities customers on balances in excess of $10,000 was approximately 0.41%, as compared to 1.25% during 2007. Futures and forex customers are not paid interest on the cash balances in their accounts. As of December 31, 2008, we did not pay any interest to our equities customers on cash balances in their accounts. Factors that will affect brokerage interest expense in the future include: the growth (if any) and mix of growth of our brokerage customer base in equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in the federal funds target and daily rates of interest or for other business reasons).

Subscription Fees – Subscription fees are primarily comprised of monthly fees earned by our TradeStation Technologies subsidiary for providing streaming, real-time, Internet-based trading analysis software tools and data services to non-brokerage customers. Subscription fees were approximately $7.8 million for the year ended December 31, 2008, as compared to approximately $7.9 million for the year ended December 31, 2007, a decrease of $198,000 or 2%. This decrease in subscription fees was due to a decrease in the number of subscribers. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Other – Other revenues consist primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform and, to a lesser extent, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. Other revenues were approximately $607,000 for the year ended December 31, 2008, as compared to approximately $858,000 for the year ended December 31, 2007, a decrease of $251,000, or 29%. This decrease was due primarily to a $182,000 decrease in licensing fees.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions, bonuses, stock-based compensation and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $40.2 million for the year ended December 31, 2008, as compared to $34.2 million for the year ended December 31, 2007, an increase of $6.0 million, or 18%. This increase was due primarily to increases in wages paid to employees of $2.9 million, stock-based compensation of $1.2 million, sales commissions of $1.0 million, and, to a lesser extent, increases in bonus expense of $486,000, recruitment and related expenses of $196,000 and payroll taxes of $281,000, partially offset by a decrease in employee benefits of $99,000. The increase in wages was due primarily to our annual salary merit increases (effective January 2008) and increased headcount. The increase in stock-based compensation is due primarily to $860,000 of additional expense relating to accelerated vesting of certain officer and director stock options that occurred as a result of the collective beneficial ownership of the company by the company’s co-founders falling below 25%. (See Note 10 of Notes to Consolidated Financial Statements – STOCK-BASED COMPENSATION – Vesting Acceleration of Certain Options for additional discussion regarding this acceleration of vesting.) At December 31, 2008, there were 363 full-time equivalent employees, a 14% increase, as compared to 318 full-time equivalent employees at December 31, 2007. Employee compensation and benefits expenses are anticipated to increase during 2009 due to planned additions to employee headcount (primarily for product development).

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $38.9 million for the year ended December 31, 2008, as compared to $32.3 million for the year ended December 31, 2007, an increase of $6.6 million or 21%, as a result of higher trade volume that resulted from, we believe, higher market volatility and the growth of accounts. Clearing and execution costs as a percentage of brokerage commissions and fees, which will vary depending on the mix of business, decreased to 30% during 2008, as compared to 32% during 2007.

Data Centers and Communications – Data centers and communications expenses are comprised of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, Internet and other communications costs. Data centers and communications expenses were approximately $9.2 million for the year ended December 31, 2008, as compared to $8.2 million for the year ended December 31, 2007, an increase of $1.0 million, or 13%. The increase was primarily the result of a $521,000 increase in exchange fees and a $376,000 increase in rack space, power and bandwidth charges at our server farms. The increase in exchange fees was impacted by the classification as revenue, beginning July 1, 2007, of certain fees charged to customers, which were recorded as an offset to data centers and communications expense during the prior year. This change in classification resulted from the company increasing its fees for certain exchange products in excess of the amount it is charged for such products by the vendors of those data service products.

Marketing – Marketing expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits, and related postage; brochures; and other promotional items, including exhibit costs for industry events. Marketing expenses for the year ended December 31, 2008 were $5.8 million, as compared to $5.6 million for the year ended December 31, 2007, an increase of $218,000, or 4%, due primarily to increased media placement during 2008. Our marketing expenses in future quarters may vary significantly as a result of several factors which may include success of current and future sales and marketing campaigns and strategies.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were $3.5 million for the year ended December 31, 2008, as compared to $3.3 million for the year ended December 31, 2007, an increase of $183,000, or 6%, due primarily to an increase of $642,000 for consultants, partially offset by a decrease in legal fees of $469,000. The increase in professional fees for consultants was primarily a result of increased costs associated with quality assurance and product development projects. Legal fees decreased due primarily to a $625,000 recovery of previously expensed legal fees as a result of a final settlement with our primary director and officer liability insurance carrier pertaining to litigation that went to trial in the 2008 first quarter (in which the company prevailed) and to the settlement in the 2008 second quarter of the appeal made by the other party to the litigation, which was partially offset by the income recognition during 2007 of approximately $443,000 of reimbursable legal fees and costs expensed prior to 2007 in connection with a 2003 lawsuit brought by Andrew A. Allen Limited Partnership against us, one of our executive officers and two former executive officers. The remaining decrease in legal fees of $287,000 resulted primarily from decreased legal costs associated with our ongoing business operations. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $3.0 million for the year ended December 31, 2008, as compared to $2.8 million for the year ended December 31, 2007, an increase of $187,000, or 7%, due primarily to increased rent and maintenance costs.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets. Depreciation and amortization expenses were $4.2 million for the year ended December 31, 2008, as compared to $4.0 million for the year ended December 31, 2007, an increase of $209,000, or 5%. Depreciation expense may continue to increase based upon the level of capital we deem necessary to support our current business and the growth in our business (assuming that growth continues) and to enhance and improve the quality and reliability of our brokerage services. See Liquidity and Capital Resources below.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to our conferences, training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $5.6 million for the year ended December 31, 2008, as compared to $5.2 million for the year ended December 31, 2007, an increase of $471,000, or 9%. This increase was due primarily to increases in customer debits and errors of $617,000 (primarily credits given to customers as a result of system errors and outages), regulatory fees and expenses, travel and entertainment and settlements, partially offset by an expense of $675,000 during 2007 for a now resolved regulatory matter relating to NASD OATS reporting, and a $298,000 gain resulting from the acquisition of the Philadelphia Stock Exchange and TradeStation Securities’ associated membership by the NASDAQ OMX.

Years Ended December 31, 2007 and 2006

Net revenues were $151.6 million for the year ended December 31, 2007, as compared to $128.5 million for the year ended December 31, 2006, an increase of $23.0 million, or 18%. The primary reasons for this growth were increases in brokerage commissions and fees of $21.1 million, or 27%, as a result of higher trade volume related mostly to growing our brokerage account base and higher market volatility in the second half of 2007, and an increase in net interest income of $2.9 million, or 7%, as a result of higher aggregate cash and margin balances, partially offset by a decrease in subscription fees and other revenues and decreases in the federal funds target and daily rates of interest, which affected the rate of growth of our net interest income.

Net income was approximately $35.4 million for the year ended December 31, 2007, as compared to approximately $31.0 million for the year ended December 31, 2006, an increase of approximately $4.4 million, or 14%, due primarily to our 18% year-over-year increase in net revenues and a lower effective tax rate in 2007, partially offset by a 21% year-over-year increase in total expenses.

Income before income taxes was $56.1 million (37% of net revenues) for the year ended December 31, 2007, as compared to $50.0 million (39% of net revenues) for the year ended December 31, 2006, an increase of $6.1 million, or 12%. Our 2007 improvement in income before income taxes was due primarily to our increased brokerage commissions and fees of $21.1 million and increased net interest income of $2.9 million, partially offset by increased clearing and execution costs of $6.2 million and increased employee compensation and benefits of $4.8 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 39% to 37% due primarily to an increase in employee compensation and benefits, which resulted from merit increases and increased employee headcount, and in other fixed costs associated with the growth of the Company’s infrastructure.

During the year ended December 31, 2007, we recorded an income tax provision of $20.7 million, or 37%, of our income before income taxes, as compared with $19.0 million, or 38% of our income before income taxes, during the year ended December 31, 2006.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees consist mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform or other brokerage services. For the year ended December 31, 2007, brokerage commissions and fees were approximately $99.9 million, as compared to approximately $78.8 million for the year ended December 31, 2006. This $21.1 million, or 27%, increase was due primarily to a $16.7 million increase in brokerage commissions as a result of higher trading volume related primarily to, we believe, increased market volatility in 2007 (generally, as market volatility increases our customer accounts’ trade volume increases) and growing our brokerage customer account base and, to a lesser extent, $2.1 million of revenue received for providing order flow of equity option trades (which began in the first quarter of 2007), a $1.2 million increase in platform and other fees related to account growth, and a $1.2 million increase in exchange fee revenue resulting from a change in classification as revenue, beginning July 1, 2007, of certain exchange fees previously recorded as an offset to expenses.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, and interest on corporate cash and cash equivalents and marketable securities. Most of our interest income is tied directly to the federal funds target and daily rates of interest. For the year ended December 31, 2007, interest income was $47.9 million as compared to $44.6 million for the year ended December 31, 2006. This $3.3 million, or 7%, increase was due primarily to account growth, partially offset by decreases in the federal funds target and daily rates of interest. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest, and, for futures accounts, it is based directly on the federal funds target rate of interest.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. For the year ended December 31, 2007, brokerage interest expense was $5.1 million, as compared to $4.6 million for the year ended December 31, 2006. This $485,000, or 10%, increase was due primarily to account growth and, to a lesser extent, an increase in the interest rates offered to equities customers on the cash balances in their accounts. During 2007, the average annual credit interest rate paid to our equities customers on cash balances in excess of $10,000 was approximately 1.25%, as compared to 1.19% during 2006. Futures and forex customers are not paid interest on the cash balances in their accounts. As of December 31, 2007, our equities customers earned interest at the rate of 1.25% per annum on the portion, if any, of their cash balances in excess of $10,000.

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

Other – Other revenues consist primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform and, to a lesser extent, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. Other revenues were approximately $858,000 for the year ended December 31, 2007, as compared to approximately $1.2 million for the year ended December 31, 2006, a decrease of $323,000, or 27%. This decrease was due primarily to a $416,000 decrease in royalties and similar fees received from third parties. The decrease in royalties is the result of not having marketed legacy customer software products since 2000. As expected, royalties and similar fees from third parties have continued to decrease and reached a de minimus amount in 2007.

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

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $32.3 million for the year ended December 31, 2007, as compared to $26.1 million for the year ended December 31, 2006, an increase of $6.2 million or 24%, as a result of higher trade volume that resulted from, we believe, higher market volatility and the growth of accounts. Clearing and execution costs as a percentage of brokerage commissions and fees, which will vary depending on the mix of business, decreased to 32% during 2007, as compared to 33% during 2006.

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

Marketing – Marketing expenses are comprised of marketing programs, primarily: advertising in various media, including direct mail, television and print media; account opening kits, and related postage; brochures; and other promotional items, including exhibit costs for industry events. Marketing expenses for the year ended December 31, 2007 were $5.6 million, as compared to $4.3 million for the year ended December 31, 2006, an increase of $1.3 million, or 29%, due primarily to increased media placement during 2007.

Professional Services – Professional services expenses are comprised of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were $3.3 million for the year ended December 31, 2007, as compared to $3.4 million for the year ended December 31, 2006, a decrease of $141,000, or 4%, due primarily to $443,000 in reimbursed legal fees resulting from a May 2007 verdict in favor of the company and certain of its directors and officers in a securities fraud litigation, and decreases in fees for accounting and tax professionals of $113,000, partially offset by an increase in legal fees and costs arising from other disputes and regulatory matters of $400,000. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Litigation and Claims.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $2.8 million for the year ended December 31, 2007, as compared to $2.5 million for the year ended December 31, 2006, an increase of $253,000, or 10%, due primarily to our Chicago office (which opened in June 2006) and an increase in facility operating expenses for our Plantation, Florida office.

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

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to our conferences, training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $5.2 million for the year ended December 31, 2007, as compared to $3.9 million for the year ended December 31, 2006, an increase of $1.3 million, or 34%. This increase was due primarily to a $675,000 increase in a reserve for a now resolved regulatory matter, increases in software maintenance of $276,000, and increased customer debits and errors of $185,000.

Income Taxes

During the year ended December 31, 2008, we recorded an income tax provision of $19.4 million, or 39% of our income before income taxes, as compared with $20.7 million, or 37% of our income before income taxes, during the year ended December 31, 2007. The increase in our annual effective income tax rate was due primarily to the impact of decreased investments in federal tax free instruments.

In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. There was no valuation allowance on our deferred income taxes as of December 31, 2008 or 2007. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

As of December 31, 2008, for financial reporting purposes, the company had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $1.4 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

The Company adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

See Note 12 of Notes to Consolidated Financial Statements – INCOME TAXES.

Variability of Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations are likely to result in volatility in the price of our common stock. See Item 1A. Risk Factors, and Note 18 of Notes to Consolidated Financial Statements – UNAUDITED QUARTERLY FINANCIAL INFORMATION.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $100.3 million, of which $956,000 was restricted in support of a facility lease. On January 2, 2009, as a result of TradeStation Securities’ December 31, 2008 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $4.1 million of the $626.1 million of cash segregated in compliance with federal regulations shown on our consolidated balance sheet at December 31, 2008 was transferred to cash and cash equivalents. We had marketable securities of approximately $8.5 million at December 31, 2008, the majority of which can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. See Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Marketable Securities.

As of December 31, 2008, TradeStation Securities had: $626.1 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers, net of $30.3 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $11.1 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $661.0 million at December 31, 2008. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the CFTC’s financial requirement (Regulation 1.17). TradeStation Securities calculates net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At December 31, 2008, TradeStation Securities had net capital of approximately $94.3 million (186% of aggregate debit items), which was approximately $93.3 million in excess of its required net capital of approximately $1.0 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of December 31, 2008, we had interest-bearing security deposits and short-term treasury bills totaling $48.0 million with clearing organizations for the self-clearing of equities and standardized equity option trades. In January 2009, $20.5 million of security deposits with clearing organizations were released and increased our cash and cash equivalents.

As of December 31, 2008, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (related to back-office systems and telecommunications services) is as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year 2009	1-3 Years 2010-2011	3-5 Years 2012-2013	More than 5 Years After 2013
Operating lease obligations	$10,902	$4,645	$4,551	$1,706	$—
Purchase obligations	3,871	2,890	881	100	—

Total	$14,773	$7,535	$5,432	$1,806	$—

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of up to $4.0 million in 2009 (primarily for the purchase of computer hardware and software to support the growth of our data server farms and back-office systems to support our business). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our Board of Directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, up to $1,250,000 of company cash during each full calendar month (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four- year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the year ended December 31, 2008, we used $15.0 million to purchase 1,683,704 shares of our common stock at an average price of $8.91 per share. All shares purchased have been retired. See Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES – Share Repurchases.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Cash provided by operating activities totaled approximately $13.5 million, $43.3 million and $13.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, net cash provided by operating activities of $13.5 million was due primarily to net income adjusted for non-cash items, timing differences related to increases in accounts payable and accrued expenses and decreases in other assets, partially offset by increases in net brokerage customer assets (excluding deposits with clearing organizations) including timing differences related to funding cash segregated in compliance with federal regulations (on January 2, 2009, $4.1 million was transferred from cash segregated in compliance with federal regulations to cash and cash equivalents) and increases in deposits with clearing organizations. During the year ended December 31, 2007, net cash provided by operating activities of $43.3 million was due primarily to net income adjusted for non-cash items, timing differences related to decreases in net brokerage customer assets (excluding deposits with clearing organizations) including timing differences related to funding cash segregated in compliance with federal regulations (on January 2, 2008, $7.0 million was transferred to cash segregated in compliance with federal regulations from cash and cash equivalents) and increases in accounts payable and accrued expenses, partially offset by increases in deposits with clearing organizations and other assets. During 2006, net cash provided by operating activities of $13.9 million was due primarily to net income adjusted for non-cash items, partially offset by timing differences related to an increase in net brokerage customer assets and liabilities (excluding deposits with clearing organizations) including timing differences related to funding cash segregated in compliance with federal regulations (on January 3, 2007, $7.6 million was transferred to cash and cash equivalents from cash segregated in compliance with federal regulations) and increases in deposits with clearing organizations and other assets.

Investing activities used cash of $3.1 million, $1.6 million and $17.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, investing activities were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms and back office systems to support our business) of $3.8 million, partially offset by proceeds from the redemption of marketable securities of $395,000 and, to a lesser extent, a decrease in restricted cash. During the year ended December 31, 2007, investing activities were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms and back office systems to support our business) of $2.3 million, partially offset by proceeds from the redemption of marketable securities of $440,000 and, to a lesser extent, a decrease in restricted cash. During 2006, investing activities were primarily for the purchase of marketable securities of $10.3 million and for capital expenditures (mostly computer hardware to support the growth of our data server farms and, to a lesser extent, fixed assets and leasehold improvements related to our Chicago office and an upgrade to our telephone and recording systems) of $8.1 million, partially offset by proceeds from the redemption of marketable securities of $1.0 million and to a lesser extent, a decrease in restricted cash.

Financing activities used cash of $13.5 million and $12.3 million during the years ended December 31, 2008 and 2007, respectively, and provided cash of $2.9 million during the year ended December 31, 2006. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plan, and purchases under our employee stock purchase plan, provided cash of $1.2 million, $1.5 million and $2.5 million during 2008, 2007 and 2006, respectively. Excess tax benefits from stock-based compensation provided cash of $273,000, $1.1 million, and $2.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. The repurchase and retirement of common stock used cash of $15.0 million, $15.0 million and $2.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

In the ordinary course of business, there are various contingencies not reflected in the consolidated financial statements. In addition to the operating leases and purchase commitments discussed above, these include customer activities involving the execution, settlement and financing of various customer securities and futures transactions. These customer activities may expose the company to off-balance sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

Nearly all TradeStation Securities customer accounts are margin accounts. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents that are collateralized by cash and securities in the customers’ accounts with those clearing agents. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts with those clearing agents. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. This risk is heightened during times of increased market volatility (which the markets experienced during the third and fourth quarters of 2008 and continue to experience) as the value of customer positions fluctuate more sharply and more frequently. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Our adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. We do not expect the deferred portion of the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $626.1 million at December 31, 2008. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $661.0 million at December 31, 2008, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since TradeStation Securities establishes the rate paid on customer cash balances and the rate charged on customer margin loans, a substantial portion of our interest rate risk is under our direct management. TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. To reduce this interest rate risk, we are currently invested in investments with short maturities or investments that can be tendered for sale upon notice of no longer than seven days. As of December 31, 2008, our cash and cash equivalents consisted primarily of interest-bearing cash deposits and money market funds (mostly U.S. Treasury money markets and other money market accounts either issued or guaranteed by the U.S. Government or its agencies), our marketable securities consisted primarily of Federal tax-exempt variable rate demand note securities (see Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Marketable Securities), and our security deposits consisted primarily of treasury bills and interest-bearing cash deposits.

We estimate, based on the size and nature of our customer assets as of December 31, 2008 (and assuming for these purposes that the size and nature of our customer assets do not change and that the federal funds daily rate tracks closely to the target rate of interest), that each basis point increase or decrease in interest rates, results in an annual impact of approximately $70,000 to our net income.

TradeStation Securities seeks to manage risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees.

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

See pages F-2 through F-3 of the Consolidated Financial Statements for Management’s Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm, each of which is filed as part of this report and incorporated herein by reference.

There have been no changes in the company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about Directors and Executive Officers, Section 16(a) beneficial ownership reporting compliance, and corporate governance required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008 (“2009 Proxy Statement”).

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

The information required to be furnished pursuant to this item is incorporated by reference from our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from our 2009 Proxy Statement.

Equity Compensation Plan Information

The following sets forth information as of December 31, 2008 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	(1 2,697,045)	$8.42	(2 4,114,639)
Equity compensation plans not approved by security holders	—	—	—
Total (1)	2,697,045	$8.42	4,114,639

(1)	Includes outstanding options to purchase 1,897 shares of common stock at a weighted-average exercise price of $8.06 assumed in the 1999 acquisition of Window On Wall Street and options to purchase 2,886 shares of common stock at a weighted-average exercise price of $6.95 assumed in the 2000 acquisition of TradeStation Securities.
(2)	Includes 3,894,694, 32,000, and 187,945 shares of common stock available for issuance under the Incentive Stock Plan, Nonemployee Director Stock Option Plan and Employee Stock Purchase Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from our 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this item is incorporated by reference from our 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements. The Financial Statements and notes thereto and the reports of the independent registered public accounting firm thereon set forth on pages F-1 through F-34 herein are filed as part of this report and incorporated herein by reference.

2.	Exhibits.

Exhibit Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Amended and Restated Incentive Stock Plan ****#

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007 ****#

10.9	Form of Executive Stock Option Agreement (utilized prior to February 2007) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on January 7, 2009)#

10.10	Form of Executive Officer Stock Option Agreement (utilized since February 2007) ****#

10.11	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni ****#

10.12	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman, Marc J. Stone, and Joseph Nikolson (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.13	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.14	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Joseph Nikolson, Marc J. Stone, David H. Fleischman and T. Keith Black) (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.15	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)#

10.16	General Release of All Claims, dated December 9, 2008, between Joseph Nikolson and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 10, 2008)#

10.17	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.18	Lease Agreement, dated as of March 23, 2006, between The Goldman Sachs Group, Inc., Sublandlord, and TradeStation Group, Inc., Subtenant (without exhibits and schedules) ****

10.19	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.20	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.21	Addendum, dated July 31, 2007, to Lease Agreement between TradeStation Technologies, Inc. (Tenant) and Springcreek Place, Ltd. (Landlord) Dated June 12, 1996 and Amended on 10-12-98, 5-28-99 and 7-25-02 (incorporated by reference to Exhibit 10.18 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.22	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.23	Form of Non-Competition and Non-Disclosure Agreement*

10.24	Form of Non-Competition Agreement +

10.25	Form of Indemnification Agreement +

21.1	List of Subsidiaries ****

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group, Inc. filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
****	Previously filed as part of Form 10-K of TradeStation Group, Inc. for the fiscal period ended December 31, 2006 filed with the Commission on March 9, 2007.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2009	TradeStation Group, Inc.

	By:	/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Salomon Sredni	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2009
Salomon Sredni

/s/ David H. Fleischman David H. Fleischman	Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial Officer and Chief Accounting Officer)	March 12, 2009

/s/ William R. Cruz	Director	March 12, 2009
William R. Cruz

/s/ Ralph L. Cruz	Director	March 12, 2009
Ralph L. Cruz

/s/ Denise E. Dickins	Director	March 12, 2009
Denise E. Dickins

/s/ Michael W. Fipps	Director	March 12, 2009
Michael W. Fipps

/s/ Charles F. Wright	Director	March 12, 2009
Charles F. Wright

TRADESTATION GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of TradeStation Group, Inc. and its subsidiaries (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment, at the reasonable assurance level, of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based upon the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment in accordance with the criteria in Internal Control-Integrated Framework issued by COSO, our management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.

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

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been performed by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in these consolidated financial statements.

March 12, 2009

/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

/s/ David H. Fleischman
David H. Fleischman
Chief Financial Officer
Vice President of Finance and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TradeStation Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TradeStation Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of TradeStation Group, Inc. and subsidiaries and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TradeStation Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 9, 2009

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS:

Cash and cash equivalents, including restricted cash of $956 and $1,195 at December 31, 2008 and 2007, respectively	$100,314	$103,699
Cash segregated in compliance with federal regulations	626,103	475,969
Marketable securities	8,465	8,860
Receivables from brokers, dealers, clearing organizations and clearing agents	11,139	23,426
Receivables from brokerage customers, net	30,316	93,932
Property and equipment, net	6,602	7,010
Deferred income taxes, net	3,001	2,540
Deposits with clearing organizations	48,019	23,964
Other assets	3,473	5,287

Total assets	$837,432	$744,687

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Payables to brokers, dealers and clearing organizations	$87	$811
Payables to brokerage customers	661,046	589,655
Accounts payable	3,363	2,412
Accrued expenses	7,935	7,851

Total liabilities	672,431	600,729

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 42,421,198 and 43,839,244 issued and outstanding at December 31, 2008 and 2007, respectively	424	438
Additional paid-in capital	52,999	62,579
Retained earnings	111,578	80,941

Total shareholders’ equity	165,001	143,958

Total liabilities and shareholders’ equity	$837,432	$744,687

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
REVENUES:
Brokerage commissions and fees	$129,304	$99,945	$78,829

Interest income	25,937	47,925	44,587
Brokerage interest expense	3,166	5,121	4,635

Net interest income	22,771	42,804	39,952

Subscription fees	7,750	7,948	8,584
Other	607	858	1,181

Net revenues	160,432	151,555	128,546

EXPENSES:
Employee compensation and benefits	40,166	34,179	29,379
Clearing and execution	38,914	32,262	26,107
Data centers and communications	9,216	8,186	6,453
Marketing	5,805	5,587	4,315
Professional services	3,453	3,270	3,411
Occupancy and equipment	2,989	2,802	2,549
Depreciation and amortization	4,218	4,009	2,508
Other	5,632	5,161	3,854

Total expenses	110,393	95,456	78,576

Income before income taxes	50,039	56,099	49,970

INCOME TAX PROVISION	19,402	20,728	18,951

Net income	$30,637	$35,371	$31,019

EARNINGS PER SHARE:
Basic	$0.71	$0.80	$0.70

Diluted	$0.70	$0.78	$0.67

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,235	44,246	44,591

Diluted	43,912	45,221	45,972

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income
	Stock	Shares	Amount	Capital	Deficit)	(Loss)	Total
BALANCE, January 1, 2006	—	44,180	$442	$67,525	$14,551	$3	$82,521
Issuance of common stock from exercise of stock options and purchase plan	—	640	6	2,541	—	—	2,547
Stock-based compensation	—	—	—	1,803	—	—	1,803
Excess tax benefit from stock option exercises	—	—	—	2,317	—	—	2,317
Repurchase and retirement of common stock	—	(140)	(1)	(1,998)	—	—	(1,999)
Other	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	31,019	—	31,019

BALANCE, December 31, 2006	—	44,680	447	72,188	45,570	—	118,205

Issuance of common stock from exercise of stock options and purchase plan	—	396	4	1,512	—	—	1,516
Stock-based compensation	—	—	—	2,723	—	—	2,723
Excess tax benefit from stock option exercises	—	—	—	1,140	—	—	1,140
Repurchase and retirement of common stock	—	(1,237)	(13)	(14,984)	—	—	(14,997)
Net income	—	—	—	—	35,371	—	35,371

BALANCE, December 31, 2007	—	43,839	438	62,579	80,941	—	143,958

Issuance of common stock from exercise of stock options and purchase plan	—	233	2	1,211	—	—	1,213
Stock-based compensation	—	—	—	3,951	—	—	3,951
Excess tax benefit from stock option exercises	—	—	—	240	—	—	240
Repurchase and retirement of common stock	—	(1,683)	(16)	(14,982)	—	—	(14,998)
Vesting of restricted stock	—	32	—	—	—	—	—
Net income	—	—	—	—	30,637	—	30,637

BALANCE, December 31, 2008	—	42,421	$424	$52,999	$111,578	$—	$165,001

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,637	$35,371	$31,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,218	4,009	2,508
Stock-based compensation expense	3,966	2,744	1,803
Tax benefit from stock option exercises	—	—	—
Deferred income tax (benefit) provision	(461)	(570)	180
Recovery of credit losses	—	—	(200)
Foreign currency exchange gain	—	—	(90)
Loss from disposal of fixed assets	—	—	65
Gain on investments in stock exchanges	(130)	—	(22)
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(150,134)	(58,467)	8,561
Receivables from brokers, dealers, clearing organizations and clearing agents	12,287	11,440	1,166
Receivables from brokerage customers	63,616	(16,911)	(18,664)
Deposits with clearing organizations	(24,055)	(3,784)	(8,937)
Other assets	1,902	(315)	(1,777)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(724)	(3,634)	3,655
Payables to brokerage customers	71,392	73,298	(7,540)
Accounts payable	950	(434)	430
Accrued expenses	35	595	1,724

Net cash provided by operating activities	13,499	43,342	13,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,767)	(2,283)	(8,095)
Decrease in restricted cash	239	239	239
Purchase of marketable securities	—	—	(10,300)
Proceeds from sale/maturity of marketable securities	395	440	1,000
Proceeds from exchange membership transactions	—	—	41
Purchase of investments in clearing organizations and stock exchanges	—	—	(41)

Net cash used in investing activities	(3,133)	(1,604)	(17,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,214	1,516	2,547
Excess tax benefit from stock option exercises	273	1,140	2,317
Repurchase and retirement of common stock	(14,999)	(14,996)	(1,999)

Net cash (used in) provided by financing activities	(13,512)	(12,340)	2,865

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	87

NET (DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(3,146)	29,398	(323)

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of year	102,504	73,106	73,429

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of year	$99,358	$102,504	$73,106

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the Years Ended December 31,
	2008	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,724	$5,120	$4,635

Cash paid for income taxes	$19,417	$20,167	$16,669

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc. (“TradeStation Securities”), a licensed online securities broker-dealer and a registered futures commission merchant, and TradeStation Technologies, Inc. (“TradeStation Technologies”), a trading technology company, are the Company’s two established operating subsidiaries. The Company’s third subsidiary, TradeStation Europe Limited, a United Kingdom private company, is authorized and regulated by the UK Financial Services Authority (“FSA”) and holds what is known as a “European Passport” to introduce brokerage accounts for residents of countries within the European Economic Area.

TradeStation Securities offers TradeStation to the active trader and certain institutional trader markets. TradeStation is an electronic trading platform that enables customers to design, test and monitor their own custom trading strategies and then automate them with electronic order execution. The trading platform currently offers streaming real-time equities, equity options, futures and forex market data, and manual or automated electronic execution of equities, options, futures and forex trades.

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and, beginning on March 29, 2005, following issuance of its membership in the Options Clearing Corporation (“OCC”), TradeStation Securities commenced self-clearing of its standardized equity options trades for its active trader client base. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities transactions. As the clearing broker for its equities active trader client base, TradeStation Securities maintains custody and control over the assets in those clients’ accounts and provides the following back office functions: maintaining customer accounts; extending credit in a margin account to the customer; settling stock transactions with the National Securities Clearing Corporation (and, for options, with the OCC); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds, transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

TradeStation Securities clears its institutional account trades through J.P. Morgan Clearing Corp. on a fully-disclosed basis, or provides order execution services on a Delivery Versus Payment/Receipt Versus Payment (“DVP/RVP”) basis with the orders cleared and settled by the client’s prime brokerage firm. Futures trades are cleared through R.J. O’Brien & Associates on a fully-disclosed basis, and for certain institutional futures accounts, order execution services are provided on a “give-up” basis with the orders cleared and settled by the client’s prime brokerage firm. Forex trades are cleared through GAIN Capital Group, Inc. on a fully-disclosed basis (J.P. Morgan Clearing Corp., R.J. O’Brien & Associates, and GAIN Capital are collectively referred to as “clearing agents” or “clearing agent firms”).

TradeStation Securities is a member and subject to the rules and requirements of the Financial Industry Regulatory Authority (“FINRA”), New York Stock Exchange, Securities Investor Protection Corporation, National Futures Association, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), Options Clearing Corporation, Boston Options Exchange, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange and NASDAQ OMX. TradeStation Securities’ business is also subject to rules and requirements of the Securities and Exchange Commission (“SEC”), Commodity Futures Trading Commission and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). The DTCC and the OCC, together with other organizations, if any, that perform similar clearing or depository roles for their members, are collectively referred to in this report as “clearing organizations.”

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

Cash and Cash Equivalents – The Company classifies all highly-liquid investments with an original maturity of three months or less as cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held primarily at two major financial institutions. Cash and cash equivalents at December 31, 2008 and 2007 include restricted cash of $956,000 and $1.2 million, respectively, supporting the lease on the Company’s corporate headquarters. Based upon the year-end calculation of cash segregated in compliance with federal regulations (see below), the cash and cash equivalents balance may increase or decrease on the first or second business day subsequent to year end. On January 2, 2009, cash and cash equivalents increased by $4.1 million and on January 2, 2008, cash and cash equivalents decreased by $7.0 million. See Cash Segregated In Compliance With Federal Regulations below, and Note 16 – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

Cash Segregated In Compliance With Federal Regulations – Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $626.1 million and $476.0 million as of December 31, 2008 and 2007, respectively, has been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On January 2, 2009, cash segregated in compliance with federal regulations decreased by $4.1 million, from $626.1 million (the balance as of

December 31, 2008) to $622.0 million. On January 2, 2008, cash segregated in compliance with federal regulations increased by $7.0 million, from $476.0 million (the balance as of December 31, 2007) to $483.0 million.

Marketable Securities – Marketable securities of $8.5 million and $8.9 million, as of December 31, 2008 and 2007, respectively, consist primarily of variable rate demand note (“VRDN”) securities issued by various state agencies throughout Florida. The Company’s VRDN investments are federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from a major financial institution. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2021 through 2023), they are priced and traded as short-term instruments. The Company classifies these short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Instruments in Debt and Equity Securities. The investments are carried at cost or par value, which approximates the fair market value. As of December 31, 2008 and 2007, there were no realized or unrealized gains or losses related to the Company’s marketable securities.

Receivables from Brokers, Dealers, Clearing Organizations and Clearing Agents – Receivables from brokers, dealers, clearing organizations and clearing agents consist primarily of securities borrowed from broker-dealers (see Securities Borrowed and Loaned below). In addition, the Company services some of its securities customer accounts through J.P. Morgan Clearing Corp. and its futures and forex customer accounts through R.J. O’Brien & Associates and GAIN Capital, Inc., respectively, on a fully-disclosed basis. These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities. The receivables from these clearing agents relate primarily to commissions earned by TradeStation Securities for trades executed and/or cleared by the clearing agents on behalf of TradeStation Securities. See Brokerage Commissions and Fees below, and Note 4 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

Securities Borrowed and Loaned – Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender and require TradeStation Securities to provide the counterparty with collateral in the form of cash. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. As of December 31, 2008 and 2007, securities borrowed are carried at market value and are included in receivables from brokers, dealers, clearing organizations and clearing agents. TradeStation Securities does not lend securities to other broker-dealers. See Note 4 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

Receivables from Brokerage Customers, Net – TradeStation Securities performs periodic credit evaluations and provides allowances for potential credit losses based upon their assessment of specifically identified unsecured receivables and other factors. See Note 5 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred; betterments are capitalized and amortized over the lesser of their useful life or the remaining initial term of the lease. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently. See Note 6—PROPERTY AND EQUIPMENT, NET.

Exchange Memberships – Exchange memberships, included in other assets, are recorded at cost and evaluated for impairment as circumstances may warrant. See Impairment of Long-Lived Assets below.

Impairment of Long-Lived Assets – The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if the carrying amount exceeds the sum of the undiscounted cash flows estimated to be generated by those assets. The amount of impairment loss is calculated as the amount by which the carrying value exceeds fair value. No impairment occurred during the years ended December 31, 2008, 2007 or 2006.

Related-Party Loans – Certain directors and executive officers of the Company maintain margin accounts with TradeStation Securities. There were no margin loans to directors or executive officers outstanding as of December 31, 2008 or 2007. Any margin loans made in these accounts are in the ordinary course of TradeStation Securities’ business on terms no more favorable than those available for comparable transactions in other brokerage accounts.

Software Development Costs – In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company’s technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company’s products and the general release of such software generally coincide, and, as a result, capitalized software development costs were not significant as of December 31, 2008 or 2007. During 2008, 2007 and 2006, software development costs incurred prior to reaching technological feasibility (comprised primarily of employee compensation and benefits) were approximately $7.1 million, $5.6 million and $5.2 million, respectively.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents; cash segregated in compliance with federal regulations; marketable securities; receivables from brokers, dealers, clearing organizations and clearing agents; receivables from brokerage customers; payables to brokers, dealers and clearing organizations; payables to brokerage customers and accounts payable approximate fair value as of December 31, 2008 and 2007 due to the short-term nature of these instruments.

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

Other Revenues – Other revenues consist primarily of fees for our training workshops, sales of training manuals, direct sales of our legacy software products, and royalties. Revenues for training workshops are recognized during the period in which the workshop takes place. Revenues from training manuals and direct sales of our legacy software products are recognized when the product is shipped. Royalty revenues, which are derived from contracts with market data vendors under which the Company has agreed to enable its trading software products to be technically compatible with the vendors’ data services, are recorded when earned, in accordance with the terms of the applicable contracts.

Advertising – Advertising, which is included within marketing expense, is expensed when the initial advertising activity takes place. Advertising expense was approximately $5.3 million, $5.1 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006. There were no advertising costs capitalized as of December 31, 2008 and 2007.

Operating Leases – Rental payments, free rent, and leasehold and other incentives are recognized on a straight-line basis over the life of a lease. Leasehold improvements are amortized over the shorter of their economic life or the initial lease term. See Note 16 – COMMITMENTS AND CONTINGENCIES – Operating Leases.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date of adoption, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., the portion of stock-based awards granted prior to the effective date of adoption that were not vested as of the effective date). Under this method of transition, results for prior periods are not restated. See Note 10 – STOCK-BASED COMPENSATION.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and Financial Accounting Standards Board (“FASB”) Interpretation no. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). SFAS 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. See Recently Issued Accounting Standards below and Note 12—INCOME TAXES.

Earnings Per Share – Earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock during the period. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and unvested restricted stock. See Note 13 – EARNINGS PER SHARE.

Comprehensive Income – Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized holding gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. See Note 14 – COMPREHENSIVE INCOME.

Segment Information – Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires segmentation if warranted by management’s approach to the Company’s business and the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. During each of the three years in the period ended December 31, 2008, management evaluated and operated its business as two segments: (i) brokerage services and (ii) software products and services. See Note 17—SEGMENT AND RELATED INFORMATION.

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

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS 161, effective January 1, 2009, will not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company’s adoption of SFAS 159, effective January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements. See Note 3 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s marketable available-for-sale securities.

(3) FAIR VALUE MEASURES

The following table summarizes the basis used to measure marketable available-for-sale securities on a recurring basis in the Company’s consolidated balance sheet as of December 31, 2008 (in thousands):

	December 31, 2008
	Balance	Observable Inputs (Level II)*
Marketable available-for-sale securities	$8,465	$8,465

*	Basis of Fair Value Measurement

The Company sold or redeemed $395,000, $440,000, and $1.0 million of its marketable available-for-sale securities during the years ended December 31, 2008, 2007 and 2006, respectively. There were no gains or losses (realized or unrealized) related to the Company’s marketable available-for-sale securities during the years ended December 31, 2008, 2007 and 2006. The Company purchased $10.3 million of marketable available-for-sale securities during the year ended December 31, 2006.

(4) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Securities borrowed from broker-dealers	$7,831	$21,936
Fees and commissions receivable from clearing agents	1,337	1,462
Securities failed to deliver to broker-dealers and other	1,971	28

	$11,139	$23,426

(5) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $30.3 million at December 31, 2008 and approximately $93.9 million at December 31, 2007. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. TradeStation Securities was charging a base margin debit interest rate of 7.75% and 8.25% per annum as of December 31, 2008 and 2007, respectively, on debit balances in brokerage customer accounts.

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

(6) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31, 2008 and 2007 (in thousands):

	Estimated Useful Life In Years	2008	2007
Computers and software	3-5	$21,221	$17,885
Furniture and equipment	3-7	3,138	3,027
Leasehold improvements	5-10	1,424	1,104

		25,783	22,016
Accumulated depreciation and amortization		(19,181)	(15,006)

		$6,602	$7,010

Depreciation and amortization expense related to property and equipment was approximately $4.2 million, $4.0 million and $2.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

(7) DEPOSITS WITH CLEARING ORGANIZATIONS

As a self-clearing broker-dealer, TradeStation Securities is subject to clearing organization and other cash deposit requirements which are, and may continue to be, large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ trading activity. As of December 31, 2008 and 2007, TradeStation Securities had interest-bearing security deposits totaling approximately $48.0 million and $24.0 million, respectively, with clearing organizations for the self-clearing of stock trades and standardized equity option trades. The increase in deposits as of December 31, 2008, as compared to December 31, 2007, was related to increased deposit requirements for the self-clearing of standardized equity option trades. Deposits are recorded at market value. In January 2009, $20.5 million of security deposits with clearing organizations were released, which increased the Company’s cash and cash equivalents.

(8) PAYABLES TO BROKERAGE CUSTOMERS

Payables to equities brokerage customers consist primarily of cash balances in brokerage customer accounts. At December 31, 2008 and 2007, payables to customers totaled $661.0 million and $589.7 million, respectively. These funds are the principal source of funding for margin lending. At December 31, 2008, TradeStation Securities was not paying interest on cash balances in brokerage customer accounts. At December 31, 2007, TradeStation Securities was paying interest at the rate of 1.25% per annum on cash balances in excess of $10,000 in brokerage customer accounts.

(9) SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. To date, no specific preferences or rights have been established with respect to any of these shares, nor have any of these shares been issued.

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $.01 per share. As of December 31, 2008 and 2007, 42,421,198 and 43,839,244 shares, respectively, were issued and outstanding.

Common Stock Buyback Plan

In October 2006, the Company’s Board of Directors authorized, and the Company announced, the use of up to $60 million of the Company’s available and unrestricted cash, over a four-year period, to repurchase shares of its common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buyback plan, up to $1,250,000 of company cash during each full calendar month (and prorated amount during the first and last months) of the four-year period (i.e., $15 million per 12-month period and $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buyback plan does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the year ended December 31, 2008, the Company used $15.0 million to purchase 1,683,704 shares of its common stock at an average price of $8.91 per share. Since commencement of this stock buyback plan on November 13, 2006 through December 31, 2008, the Company has used $32.0 million to purchase 3,060,169 shares of its common stock at an average price of $10.46 per share. All shares purchased have been retired.

Stock Option Plans

See Note 10 – STOCK-BASED COMPENSATION for discussion of stock plans and employee stock purchase plan.

(10) STOCK-BASED COMPENSATION

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

Stock Plans

The Company has reserved 12 million shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan, as amended and restated (the “Incentive Stock Plan”). The Company’s Board of Directors authorized, and in June 2006 the Company’s shareholders approved, an increase in the number of shares to that 12-million number, as well as an extension of the expiration date of the Incentive Stock Plan to June 5, 2016. Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Through December 31, 2008, only stock options and restricted shares of common stock have been granted. The terms of each stock option and restricted share agreement are determined by the Compensation Committee of the Board of Directors. Options under the Incentive Stock Plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Incentive Stock Plan) at the date of grant, vest over a period of five years, and expire ten years after the grant date. Restricted stock awards under the Incentive Stock Plan have been granted by the Company with vesting terms of either (i) 50% after three years and 100% after six years, or (ii) 20% vesting each one-year anniversary (depending on the award).

Certain stock options granted to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Growth Officer prior to February 2007 contained a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz, the Company’s founders and Co-Chairmen of the Board, fell beneath 25%. See Vesting Acceleration of Certain Options below for a discussion of the effects of this provision during the year ended December 31, 2008.

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

At December 31, 2008, there were 3,894,694 shares available for future grants under the Incentive Stock Plan. In January 2009, the Company issued options to purchase an aggregate of 556,523 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at $5.77 per share, which was the closing price of the Company’s common stock on the date the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted. In January 2009, the Company also issued 209,358 restricted shares of Company common stock to its executive officers. The restricted shares, which had a fair market value of approximately $1.2 million, were granted as a stock award under the Incentive Stock Plan and vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary with 100% acceleration upon retirement, death, disability and change in control of the Company. Any unvested shares at the time of termination of employment will be forfeited and returned to the Company.

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

The Company has reserved 350,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors. Options under this plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Director Plan) at the date of grant, vest over a period of three years, and expire five years after the grant date. Effective March 8, 2007, the Company’s Board of Directors authorized amendments to the Director Plan to change the definition of fair market value to the closing price of the Company’s stock on the date of grant (or the closing price on the next trading date if shares were not traded on the date of grant) and to amend the definition of change in control. At December 31, 2008, there were 32,000 shares available for future grants under the Director Plan. Because of the few number of authorized shares remaining, on February 18, 2009 the Company’s Board of Directors authorized, subject to approval of the Company’s shareholders at the 2009 annual shareholders meeting, an increase, to 700,000, of the shares of common stock authorized under the Director Plan.

See General Stock Option Information below for additional information about options outstanding as of December 31, 2008.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. Through December 31, 2005, the exercise price for the options for each six-month Purchase Plan period was 85% of the lower of the fair market value of the Company’s common stock on the first and last business day of the Purchase Plan period. Effective with the offering period beginning January 3, 2006, the Purchase Plan was amended so that the exercise price for the options for each six-month Purchase Plan period is equal to 85% of the fair market value of the Company’s common stock on the exercise date (i.e., the end of the six-month period). During the years ended December 31, 2008, 2007 and 2006, 20,985, 10,775 and 18,206 shares of common stock were issued under the plan at an average price of $10.04, $9.91 and $11.24, respectively. As of December 31, 2008, there were 203,879 shares available for future grants under the Purchase Plan.

Stock Compensation

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

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	2008	2007	2006
Risk free interest rate	3%	3-5%	4-5%
Dividend yield	—	—	—
Volatility ranges	50-65%	50-65%	60-75%
Weighted-average volatility	61%	63%	73%
Weighted average life (years)	5.2	5.5	3.8-5.8

The Company’s stock-based compensation expense resulting from the adoption of SFAS 123R is included in employee compensation and benefits in its consolidated statements of income for the years ended December 31, 2008, 2007 and 2006. Such stock-based compensation expense was $4.0 million, $2.7 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The $4.0 million and $2.7 million of stock-based compensation recorded in 2008 and 2007, respectively, included $703,000 and $411,000, respectively, related to restricted stock grants. The impact of adopting SFAS 123R resulted in a reduction of net income of $3.2 million, or $0.07 basic and diluted earnings per share, $2.2 million, or $0.05 basic and diluted earnings per share and $1.4 million, or $0.03 basic and diluted earnings per share, for the years ended December 31, 2008, 2007 and 2006, respectively.

In accordance with SFAS 123R, the Company’s stock-based compensation expense includes the cost related to its Purchase Plan. The amount of compensation expense for Purchase Plan transactions is the difference between the fair value of the stock to be purchased and the purchase price of the stock (i.e., the expense recorded is equal to the 15% discount). The stock-based compensation expense related to the Purchase Plan is recognized ratably over the six-month purchase period and the discount amount along with any payroll withholdings is recognized as a liability on the consolidated balance sheet until the related stock is issued. The Company recorded $41,000, $40,000 and $36,000 of expense related to its Purchase Plan during the years ended December 31, 2008, 2007 and 2006, respectively, and such amounts are included in the stock-based compensation expense discussed above.

As of December 31, 2008 and 2007, the Company had a stock-based compensation liability of $15,000 and $22,000, respectively, associated with its Purchase Plan discounts. Such amounts are recorded in accrued expenses in the accompanying consolidated balance sheets.

As of December 31, 2008, there was total unrecognized compensation cost of approximately $3.5 million and $2.5 million, adjusted for estimated forfeitures, related to non-vested stock options and restricted stock, respectively, granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a weighted average period of 1.4 years for stock options and 4.0 years for restricted stock.

Vesting Acceleration of Certain Options

Certain stock options granted prior to February 2007 to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Growth Officer and certain options granted prior to June 2007 to certain non-employee directors contain a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz, the Company’s non-executive Co-Chairmen, falls below 25%. As a result of the aggregate beneficial ownership of William Cruz and Ralph Cruz falling below 25% in April 2008, the Company recorded compensation expense associated with the accelerated vesting of these options. The additional compensation expense from this acceleration during the year ended December 31, 2008 was $860,000, of which $528,000 was associated with the Company’s Chief Executive Officer. This additional compensation expense of $860,000 is included in the $4.0 million total stock-based compensation expense for the year ended December 31, 2008.

General Stock Option Information

The following table sets forth the summary of option activity under all of the Company’s stock option programs for the years ended December 31, 2008, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	3,123,565	$5.19	6.4
Granted	277,240	15.90
Canceled	(76,586)	6.51
Exercised	(621,655)	3.77

Outstanding, December 31, 2006	2,702,564	6.58	5.9
Granted	475,350	12.47
Canceled	(95,675)	10.35
Exercised	(385,137)	3.66

Outstanding, December 31, 2007	2,697,102	7.90	5.7
Granted	372,438	10.81
Canceled	(160,282)	12.16
Exercised	(212,213)	4.52

Outstanding, December 31, 2008	2,697,045	8.42	6.2	$2,769,923

Vested and expected to vest in the future	2,489,605	8.19	6.0	$2,767,326

Exercisable, December 31, 2008	1,883,476	7.16	5.0	$2,764,223

The average fair value of options granted, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Weighted average fair value of options granted	$5.98	$7.45	$10.52
Fair value of shares vested	3,466,963	1,816,315	1,561,275
Proceeds from stock options exercised	981,123	1,409,332	2,341,952
Tax benefits related to stock options exercised	323,487	1,247,039	2,442,792
Intrinsic value of stock options exercised	947,685	3,452,965	7,287,920

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the year ended December 31, 2008, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $240,000. During the year ended December 31, 2007, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $1.1 million. During the year ended December 31, 2006, the benefit of tax deductions in excess of recognized compensation costs (realized through additional paid-in capital) from stock option exercises was approximately $2.3 million.

Upon the exercise of stock options, the Company issues new shares of common stock from its shares authorized and available for issuance. In October 2006, the Company announced a stock buyback plan. For further discussion, see Note 9 – SHAREHOLDERS’ EQUITY – Common Stock Buyback Plan.

A summary of changes in unvested options in the Company’s stock option plans for the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2008	1,073,863	$6.61
Granted	372,438	5.98
Vested	(557,616)	6.22
Forfeited	(75,116)	7.06

Nonvested, December 31, 2008	813,569	6.55

General Restricted Stock Information

The following table sets forth the summary of restricted stock awards during the years ended December 31, 2008 and 2007:

	Shares of Restricted Stock	Weighted Average Fair Value
Outstanding, January 1, 2007	—	N/A
Granted	245,870	$12.25

Outstanding, December 31, 2007	245,870	12.25

Granted	105,574	11.42
Vested	(32,460)	13.02

Outstanding, December 31, 2008	318,984	11.90

No shares of restricted stock were issued prior to 2007. Of the 245,870 shares of restricted stock granted during 2007, 162,307 vest 20% each anniversary over 5 years and include 100% vesting acceleration upon death, disability and change in control of the Company. All other shares granted during 2007 and 2008 vest 50% on the third anniversary and 100% on the sixth anniversary and include 100% vesting acceleration upon retirement, death, disability and change in control of the Company. Any unvested shares at the time of termination of employment will be forfeited and returned to the Company.

(11) EMPLOYEE BENEFIT PLANS

The Company provides retirement benefits through a defined contribution 401(k) plan (the “401(k) Plan”) established during 1994. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation up to the annual limit set by the Internal Revenue Service. Employer matching contributions are discretionary, as defined in the 401(k) Plan, and are vested 20% for each year of service. Matching contributions accrued under this plan were approximately $337,000, $482,000 and $294,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(12) INCOME TAXES

The components of income tax provision for the years ended December 31, 2008, 2007, and 2006, are as follows (in thousands):

	2008	2007	2006
Current income tax provision:
Federal	$17,515	$18,650	$16,286
State	2,348	2,648	2,485

	19,863	21,298	18,771

Deferred income tax (benefit) provision:
Federal	(394)	(485)	182
State	(67)	(85)	(2)

	(461)	(570)	180

Total income tax provision	$19,402	$20,728	$18,951

Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting purposes. The temporary differences that created deferred income tax assets (liabilities) are as follows as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$492	$683
Tax credit carryforwards	124	124
Deferred revenue and accrued liabilities	525	836
Reserves and allowances	54	41
Property and equipment depreciation	664	235
Stock-based compensation	1,145	597
Difference in revenue recognition and other	32	60

Subtotal deferred income tax assets	3,036	2,576
Foreign currency translation gain	(35)	(36)

Total deferred income tax assets, net	$3,001	$2,540

In accordance with SFAS No. 109, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. There was no valuation allowance on the Company’s deferred income tax assets as of December 31, 2008 and 2007. On a periodic basis, management will continue to evaluate its remaining deferred income tax assets to determine if a valuation allowance is required.

As of December 31, 2008, for financial reporting purposes, the Company had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $1.4 million and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

The Company adopted the provisions of FIN 48 effective January 1, 2007. Such adoption did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. As of January 1, 2007, the Company had a liability for unrecognized tax benefits of $560,000, which was increased to $638,000 during the year ended December 31, 2007 and decreased to $492,000 during the year ended December 31, 2008. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

A reconciliation of the difference between the expected income tax provision using the statutory federal tax rate (35% in 2008, 2007 and 2006) and the Company’s actual income tax provision is as follows (in thousands):

	2008	2007	2006
Income tax provision using statutory federal tax rate	$17,514	$19,635	$17,489
State income tax provision, net of federal income tax benefit	1,624	1,761	1,628
Other, net	264	(668)	(166)

Total income tax provision	$19,402	$20,728	$18,951

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

Any interest and penalties, if incurred in connection with any income tax examination, would be recognized as components of income tax expense.

(13) EARNINGS PER SHARE

Weighted average shares outstanding for the years ended December 31, 2008, 2007 and 2006 are calculated as follows (in thousands):

	2008	2007	2006
Weighted average shares outstanding—basic	43,235	44,246	44,592
Impact of dilutive stock-based payments after applying the treasury stock method	677	975	1,380

Weighted average shares outstanding—diluted	43,912	45,221	45,972

Stock options and non-vested restricted shares of common stock outstanding for the years ended December 31, 2008, 2007 and 2006, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, are as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Stock options	2,139	717	267

Restricted stock	319	—	—

(14) COMPREHENSIVE INCOME

A reconciliation of net income to comprehensive income is as follows (in thousands):

	2008	2007	2006
Net income	$30,637	$35,371	$31,019
Foreign currency translation	—	—	(3)

Comprehensive income	$30,637	$35,371	$31,016

(15) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity Futures Trading Commission’s financial requirement (Regulation 1.17). TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At December 31, 2008, TradeStation Securities had net capital of approximately $94.3 million (186% of aggregate debit items), which was approximately $93.3 million in excess of its required net capital of approximately $1.0 million. At December 31, 2007, TradeStation Securities had net capital of approximately $77.8 million (64% of aggregate debit items), which was approximately $75.4 million in excess of its required net capital of approximately $2.4 million.

(16) COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company had restricted cash of $956,000 and $1.2 million as of December 31, 2008 and 2007, respectively, in support of a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities with expirations ranging from June 2009 to July 2012. Future minimum lease payments as of December 31, 2008 under all operating leases are as follows (in thousands):

2009	$4,645
2010	2,263
2011	2,288
2012	1,706
2013	—

$10,902

During 2008, 2007 and 2006, total rent expense (which in the accompanying consolidated statements of income is included in occupancy and equipment and data centers and communications) was approximately $4.9 million, $4.4 million and $3.8 million, respectively.

Purchase Obligations

As of December 31, 2008, the Company had various purchase obligations through August 2012 of approximately $3.9 million as follows: $2.9 million during 2009; $731,000 during 2010; $150,000 during 2011; and $100,000 during 2012, related primarily to telecommunications services, software maintenance and back office systems. The Company recorded $2.8 million, $2.5 million and $1.9 million of expense associated with these purchase obligations (included in the accompanying consolidated statements of income) for the years ended December 31, 2008, 2007 and 2006, respectively.

Litigation and Claims

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit, and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. Based upon preliminary review of the facts, there does not appear to be any basis to impose liability on TradeStation Securities or TradeStation Technologies.

On or about September 23, 2008, TradeStation Securities was served with a complaint filed in the Superior Court of Fulton County Georgia styled Freeman et al. v. Vision Financial, LP et. al. Other named defendants include MF Global, Inc. f/k/a Man Financial, Inc., Anthony M. Ramunno, Jr., individually and d/b/a Renaissance Asset Management, RAM I, LLC, Renaissance Asset Management, LLC and William S. Wilkinson. The complaint alleged the following claims under Georgia common law: (i) fraud and conspiracy to defraud; (ii) constructive fraud and negligent misrepresentation; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; and (v) negligence. The plaintiffs allege that they placed funds with Mr. Ramunno and his hedge fund companies who in turn opened brokerage accounts with TradeStation Securities and the other broker dealers. None of the plaintiffs held accounts with, were known to, or had any contractual or business relationship with, any TradeStation entity at any time relevant to the allegations. The complaint asserts actual damages of about $1.5 million. An oral hearing on defendants’ motion to dismiss is scheduled for March 16, 2009.

TradeStation Securities has been contacted by Canadian regulatory authorities regarding the company’s acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada. The Company is cooperating with Canadian authorities. The Company has been advised that a formal investigation has been or will be commenced, and was offered the option to have such investigation brought, discussed and resolved on a consolidated basis with all Canadian provinces relevant to the investigation. The Company accepted that proposal. If the matter is resolved with the conclusion that TradeStation Securities is required to register in the Canadian provinces that provide most of its Canadian futures business, and that Canadian clearing services must be engaged, in addition to any fines or settlement amounts required to be paid, TradeStation Securities’ choices would be (a) to register for appropriate licenses in Canada (approximate cost of $250,000) and retain Canadian clearing services for that business (TradeStation Securities’ futures clearing firm is not registered in Canada and, the Company believes, relies on an exemption in the provinces the Company principally conducts business), the cost of which is presently unknown, or (b) close all Canadian futures accounts (in 2008, revenues from Canadian futures accounts were approximately $1.2 million). Recently, TradeStation Securities made a written offer to settle the consolidated matter for a payment of $25,000. The Canadian authorities responded that such offer would likely not be accepted. It is too early to predict the outcome of this investigation.

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

The Company decided, as of June 1, 2002, to no longer carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon the Company’s assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company’s business. The Company recently reviewed this insurance with insurance agents and its view remains unchanged.

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, in an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, approximately $2.3 million at December 31, 2008). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and did not represent new hires or appointments. Effective January 1, 2009, one of those three executive officers resigned, which terminated the effectiveness of his management continuity agreement and reduced the total amount of potential severance payments to approximately $1.5 million as of that date.

General Contingencies and Guarantees

In the ordinary course of business, there are various contingencies not reflected in the consolidated financial statements. These include customer activities involving the execution, settlement and financing of various customer securities and futures transactions. These activities may expose the Company to off-balance sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

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

(17) SEGMENT AND RELATED INFORMATION

For each of the three years in the period ended December 31, 2008, the Company operated in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	As of or for the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net revenues*:
Brokerage services
Revenues, excluding interest	$128,235	$99,588	$79,216
Interest income	25,174	46,480	43,120
Interest expense	(3,166)	(5,120)	(4,635)

	150,243	140,948	117,701
Software products and services
Revenues, excluding interest	54,875	45,938	38,104
Interest income	763	1,444	1,467

	55,638	47,382	39,571

Elimination of intercompany charges to brokerage services	(45,449)	(36,775)	(28,726)

	$160,432	$151,555	$128,546

	As of or for the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Income before income taxes:
Brokerage services	$25,174	$34,160	$31,498
Software products and services	24,865	21,939	18,472

	$50,039	$56,099	$49,970

Income tax provision:
Brokerage services	$10,051	$13,180	$12,257
Software products and services	9,351	7,548	6,694

	$19,402	$20,728	$18,951

Identifiable assets:
Brokerage services	$783,783	$699,151	$601,188
Software products and services	53,649	45,536	47,899

	$837,432	$744,687	$649,087

Depreciation and amortization**:
Brokerage services	$907	$949	$782
Software products and services	3,311	3,060	1,726

	$4,218	$4,009	$2,508

Capital expenditures:
Brokerage services	$482	$150	$863
Software products and services	3,285	2,133	7,232

	$3,767	$2,283	$8,095

*       Revenues (all in U.S. dollars) derived from customers outside of the United States for the years ended December 31, 2008, 2007 and 2006 were approximately 14%, 12%, and less than 11%, respectively.

**     Depreciation expense for certain shared corporate assets held in software products and services is partially allocated to brokerage services.

(18) UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 (in thousands, except earnings per share data).

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$40,719	$36,560	$41,770	$41,383	$160,432
Total expenses	27,223	26,536	27,763	28,871	110,393
Income before income taxes	13,496	10,024	14,007	12,512	50,039
Net income	8,256	6,087	8,679	7,615	30,637

Earnings per share:
Basic	$0.19	$0.14	$0.20	$0.18	$0.71
Diluted	0.19	0.14	0.20	0.18	0.70

Weighted average shares outstanding:
Basic	43,708	43,389	43,099	42,742	43,235
Diluted	44,462	44,143	43,876	43,167	43,912

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$35,331	$35,794	$40,261	$40,169	$151,555
Total expenses	22,132	22,826	25,147	25,351	95,456
Income before income taxes	13,199	12,968	15,114	14,818	56,099
Net income	8,195	8,133	9,723	9,320	35,371

Earnings per share:
Basic	$0.18	$0.18	$0.22	$0.21	$0.80
Diluted	0.18	0.18	0.22	0.21	0.78

Weighted average shares outstanding:
Basic	44,590	44,383	44,122	43,889	44,246
Diluted	45,709	45,424	44,950	44,798	45,221

EXHIBIT INDEX

Exhibit Number	Description
3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan ***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan ***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan ***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Amended and Restated Incentive Stock Plan **** #

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007 **** #

10.9	Form of Executive Stock Option Agreement (utilized prior to February 2007) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on January 7, 2009) #

10.10	Form of Executive Officer Stock Option Agreement (utilized since February 2007) **** #

10.11	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni **** #

i

Exhibit Number	Description
10.12	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman, Marc J. Stone, and Joseph Nikolson (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.13	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007) #

10.14	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Joseph Nikolson, Marc J. Stone, David H. Fleischman and T. Keith Black) (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007) #

10.15	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) #

10.16	General Release of All Claims, dated December 9, 2008, between Joseph Nikolson and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 10, 2008) #

10.17	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.18	Lease Agreement, dated as of March 23, 2006, between The Goldman Sachs Group, Inc., Sublandlord and TradeStation Group, Inc., Subtenant (without exhibits and schedules) ****

10.19	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.20	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

ii

10.21	Addendum, dated July 31, 2007, to Lease Agreement between TradeStation Technologies, Inc. (Tenant) and Springcreek Place, Ltd. (Landlord) Dated June 12, 1996 and Amended on 10-12-98, 5-28-99 and 7-25-02 (incorporated by reference to Exhibit 10.18 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.22	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.23	Form of Non-Competition and Non-Disclosure Agreement *

10.24	Form of Non-Competition Agreement +

10.25	Form of Indemnification Agreement +

21.1	List of Subsidiaries ****

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
****	Previously filed as part of Form 10-K of TradeStation Group, Inc. for the fiscal period ended December 31, 2006 filed with the Commission on March 9, 2007.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
#	Indicates a management contract or compensatory plan or arrangement.

iii