Form 10-Q
period 2009-03-31
TRADESTATION GROUP INC
filed 2009-05-07
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 42,169,070 shares of common stock, $.01 par value, outstanding as of May 4, 2009.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $956 at March 31, 2009 and December 31, 2008	$109,741	$100,314
Cash segregated in compliance with federal regulations	702,447	626,103
Marketable securities	28,941	8,465
Receivables from brokers, dealers, clearing organizations and clearing agents	15,400	11,139
Receivables from brokerage customers, net	23,661	30,316
Property and equipment, net	6,500	6,602
Deferred income taxes, net	2,864	3,001
Deposits with clearing organizations	32,117	48,019
Other assets	3,733	3,473

Total assets	$925,404	$837,432

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$115	$87
Payables to brokerage customers	744,129	661,046
Accounts payable	3,738	3,363
Accrued expenses	10,487	7,935

Total liabilities	758,469	672,431

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,870,770 and 42,421,198 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	419	424
Additional paid-in capital	50,258	52,999
Retained earnings	116,258	111,578

Total shareholders’ equity	166,935	165,001

Total liabilities and shareholders’ equity	$925,404	$837,432

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Brokerage commissions and fees	$ 32,935	$ 30,525

Interest income	995	9,277
Brokerage interest expense	—	1,224

Net interest income	995	8,053

Subscription fees and other	2,040	2,141

Net revenues	35,970	40,719

EXPENSES:
Employee compensation and benefits	10,499	9,219
Clearing and execution	8,848	9,526
Data centers and communications	2,762	2,391
Marketing	1,802	1,305
Professional services	848	1,629
Occupancy and equipment	737	753
Depreciation and amortization	1,129	950
Other	1,524	1,450

Total expenses	28,149	27,223

Income before income taxes	7,821	13,496

INCOME TAX PROVISION	3,141	5,240

Net income	$ 4,680	$ 8,256

EARNINGS PER SHARE:
Basic	$ 0.11	$ 0.19

Diluted	$ 0.11	$ 0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,202	43,708

Diluted	42,561	44,462

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,680	$ 8,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,129	950
Stock-based compensation expense	750	825
Deferred income tax provision	137	764
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(76,344)	(29,188)
Receivables from brokers, dealers, clearing organizations and clearing agents	(4,261)	3,106
Receivables from brokerage customers, net	6,655	7,888
Deposits with clearing organizations	15,902	(23)
Other assets	(280)	516
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	28	(722)
Payables to brokerage customers	83,083	10,233
Accounts payable	375	1,075
Accrued expenses	2,444	2,424

Net cash provided by operating activities	34,298	6,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,007)	(856)
Purchases of marketable securities	(20,476)	—

Net cash used in investing activities	(21,483)	(856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	226	245
Excess tax benefits from stock option exercises	21	10
Repurchase and retirement of common stock	(3,635)	(3,749)

Net cash used in financing activities	(3,388)	(3,494)

INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	9,427	1,754

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	99,358	102,504

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$ 108,785	$ 104,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 4	$ 1,224

Cash paid for income taxes	$ —	$ —

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three months ended March 31, 2009 and 2008 are unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (“TradeStation Group” or the “Company”) is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., TradeStation Technologies, Inc., and TradeStation Europe Limited are TradeStation Group’s operating subsidiaries. TradeStation Securities is a licensed securities broker-dealer and a registered futures commission merchant. TradeStation Technologies develops and offers strategy trading software tools and subscription services. TradeStation Europe Limited, a company organized under the laws of England and Wales, is authorized and regulated by the United Kingdom Financial Services Authority (“FSA”), and holds what is known as a “Passport,” to introduce brokerage accounts for residents of countries within the European Economic Area.

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2009 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company did not early adopt this FSP. The Company’s disclosures regarding fair value of financial instruments will reflect the adoption of this FSP in the second quarter of 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 2008. The Company’s adoption of SFAS 161, effective January 1, 2009, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all business entities and to transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R revises in various areas and circumstances methods of accounting for the costs of acquisitions and other business combinations and various components thereof. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, for the Company, it became effective for any acquisition or other business combination made on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these nonfinancial assets and liabilities, the effective date has been deferred to fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company’s adoption of the deferred portion of SFAS 157, effective January 1, 2009, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended March 31, 2009. See Note 3 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s marketable available-for-sale securities.

(2)	STOCK-BASED COMPENSATION

Stock Compensation

The Company records stock-based compensation expense for employee services based upon the grant-date fair value of those awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the market price of the stock, exercise price of the award, expected term of the award, estimated volatility of the stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee officer options, non-officer employee options (both of which vest over a five-year period) and non-employee director options (which vest over a three-year period).

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended March 31,
	2009	2008
Risk free interest rate	2%	3%
Dividend yield	—	—
Volatility ranges	52 - 60%	60 - 65%
Weighted-average volatility	56%	63%
Weighted-average life (years)	6.4	5.5

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

During the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards and common stock issued at a discount under the Company’s employee stock purchase plan), of $750,000 ($583,000 net of tax) and $826,000 ($645,000 net of tax), respectively.

Stock-based Awards

During the three months ended March 31, 2009, the Company granted options to purchase an aggregate of 576,523 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $3.17 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at prices of $5.49 and $5.77 per share, which were the respective closing prices of the Company’s common stock on the respective dates the options were granted. During the three months ended March 31, 2008, the Company granted options to purchase an aggregate of 274,438 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $6.52 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at $11.42 per share, which was the closing price of the Company’s common stock on the date the options were granted.

During the three months ended March 31, 2009 and March 31, 2008, the Company issued 209,358 and 105,574 restricted shares of common stock, respectively, which had a fair market value of $1.2 million and $1.1 million at the grant date. These restricted shares of common stock were granted to officers of the Company as awards under the Company’s incentive stock plan, vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary, and include 100% automatic vesting acceleration upon retirement, death, disability and change in control of the Company. All of these restricted shares contain a provision whereby, if employment terminates prior to full vesting, the nonvested shares will automatically be forfeited and the Company will reacquire the nonvested shares for no consideration.

During the three months ended March 31, 2009 and 2008, stock options for 49,650 shares and 31,182 shares, respectively, of the Company’s common stock were exercised under the Company’s incentive stock plan.

During the three months ended March 31, 2009 and 2008, the Company issued 15,934 and 8,557 shares of common stock under the Company’s employee stock purchase plan at prices of $5.49 and $12.08 per share, respectively.

(3)	EARNINGS PER SHARE

Weighted average shares outstanding for the three months ended March 31, 2009 and 2008 are calculated as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Weighted average shares outstanding (basic)	42,202	43,708

Impact of dilutive stock-based payments after applying the treasury stock method	359	754

Weighted average shares outstanding (diluted)	42,561	44,462

Stock options and nonvested restricted shares of common stock outstanding for the three months ended March 31, 2009 and 2008 which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive are as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Stock options	2,680	1,014

Restricted shares of common stock (nonvested)	261	216

(4)	COMPREHENSIVE INCOME

Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. Comprehensive income was equal to net income for the three months ended March 31, 2009 and 2008.

(5)	CASH SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash segregated in compliance with federal regulations, consisting primarily of interest-bearing cash deposits of $702.4 million and $626.1 million as of March 31, 2009 and December 31, 2008, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the previous month-end calculation. On April 2, 2009, cash segregated in compliance with federal regulations increased by $5.7 million, from $702.4 million (the balance as of March 31, 2009) to $708.1 million. Conversely, cash and cash equivalents decreased by $5.7 million on April 2, 2009. On January 2, 2009, cash segregated in compliance with federal regulations decreased by $4.1 million, from $626.1 million (the balance as of December 31, 2008) to $622.0 million. Conversely, cash and cash equivalents increased by $4.1 million on January 2, 2009.

(6)	RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $23.7 million and $30.3 million at March 31, 2009 and December 31, 2008, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At March 31, 2009 and December 31, 2008, TradeStation Securities was charging a base margin debit interest rate of 7.75% per annum on debit balances in equities brokerage customer accounts.

“Margin” requirements determine the amount of equity required to be held in an account for the purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of the Financial Industry Regulatory Authority (“FINRA”), limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. Nearly all equities accounts at TradeStation Securities are margin accounts. While not, technically speaking, an extension of credit, TradeStation Securities also provides leverage, the effect of which is similar to margin lending, to its customers’ futures and forex accounts. By permitting customers to purchase and maintain securities positions on margin or using leverage, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan or the leveraged amount to an amount that renders the margin loan or leverage unsecured. Under applicable securities laws and regulations, once a margin account for equities has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain its equity in the account equal to at least 25% of the value of the securities in the account. However, TradeStation Securities’ current internal requirement is that the customer’s equity not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s equity to 35% of the value of the securities in the account (if not, TradeStation Securities will perform closing transactions to bring the customer account above the maintenance requirement). We also monitor our futures and forex leverage account levels on an intra-day basis and, pursuant to exchange guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. All of these requirements can be, and often are, raised as TradeStation Securities deems necessary for certain accounts, groups of accounts, securities or groups of securities. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities.

(7)	RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents for equities accounts consist of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Securities borrowed from broker-dealers	$13,041	$7,831
Fees and commissions receivable from clearing agents	1,634	1,337
Securities failed to deliver to broker-dealers and other	725	1,971

	$15,400	$11,139

Securities borrowed transactions in equities accounts require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of March 31, 2009 and December 31, 2008, TradeStation Securities serviced some of its institutional equities accounts through J.P. Morgan Clearing Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were introduced to Gain Capital Group, Inc., all on a fully-disclosed basis (J.P. Morgan Clearing Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8)	PAYABLES TO BROKERAGE CUSTOMERS

As of March 31, 2009, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At March 31, 2009 and December 31, 2008, payables to customers totaled $744.1 million and $661.0 million, respectively. These funds are the principal source of funding for margin lending. At March 31, 2009 and December 31, 2008, TradeStation Securities was not paying interest on cash balances in brokerage customer accounts.

(9)	NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and FINRA, and the Commodity Futures Trading Commission’s (“CFTC”) financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these requirements, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At March 31, 2009, TradeStation Securities had net capital of approximately $94.4 million (195.0% of aggregate debit items), which was approximately $93.4 million in excess of its required net capital of approximately $970,000. At December 31, 2008, TradeStation Securities had net capital of approximately $94.3 million (186% of aggregate debit items), which was approximately $93.3 million in excess of its required net capital of approximately $1.0 million.

(10)	FAIR VALUE MEASURES

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS 157, three levels of inputs may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level I assets consist of U.S. Treasuries of which the Company purchased $20.5 million during the three months ended March 31, 2009. Our investments in U.S. Treasuries all had maturities of less than one year.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level II assets consist of variable rate demand note (“VRDN”) securities issued by various state agencies throughout Florida. The Company’s VRDN investments are federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from a major financial institution. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2021 through 2023), they are priced and traded as short-term instruments. The Company classifies these short-term investments as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Instruments in Debt and Equity Securities. The investments are carried at cost or par value, which approximates the fair market value.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company did not hold any Level III assets during the three months ended March 31, 2009.

The following table summarizes the basis used to measure marketable available-for-sale securities on a recurring basis in the Company’s consolidated balance sheet as of March 31, 2009 (in thousands):

	March 31, 2009
	Level I	Level II	Fair Value
Marketable available-for-sale securities	$20,476	$8,465	$28,941

There were no gains or losses (realized or unrealized) and no sales or settlements related to the Company’s marketable available-for-sale securities during the three months ended March 31, 2009.

(11)	COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of March 31, 2009 and December 31, 2008, the Company had $956,000 of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial ten-year term of this lease. In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including two data centers) with expirations ranging from June 2009 to July 2012.

Future minimum lease payments as of March 31, 2009 under all operating leases are as follows (in thousands):

2009	$3,158
2010	2,352
2011	2,288
2012	1,706
2013 and thereafter	—

$9,504

During the three months ended March 31, 2009 and 2008, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.3 million and $1.1 million, respectively.

Purchase Obligations

As of March 31, 2009, the Company had various purchase obligations through August 2012 totaling approximately $2.8 million as follows: approximately $1.8 million, $723,000, $150,000 and $100,000 during the remainder of 2009, 2010, 2011, and 2012, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. On March 6, 2009, TradeStation filed its Opposition Brief.

On or about September 23, 2008, TradeStation Securities was served with a complaint filed in the Superior Court of Fulton County Georgia styled Freeman et al. v. Vision Financial, LP et. al. Other named defendants include MF Global, Inc. f/k/a Man Financial, Inc., Anthony M. Ramunno, Jr., individually and d/b/a Renaissance Asset Management, RAM I, LLC, Renaissance Asset Management, LLC and William S. Wilkinson. The complaint alleged the following claims under Georgia common law: (i) fraud and conspiracy to defraud; (ii) constructive fraud and negligent misrepresentation; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; and (v) negligence. The plaintiffs alleged that they placed funds with Mr. Ramunno and his hedge fund companies who in turn opened brokerage accounts with TradeStation Securities and the other futures commission merchants. The complaint asserted actual damages of about $1.5 million. On April 2, 2009, the court granted defendants’ (including TradeStation’s) motions to dismiss the case with prejudice.

TradeStation Securities was contacted by Canadian regulatory authorities regarding the Company’s acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada (TradeStation does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on certain exemptions or other applicable legal theories). The Company is cooperating with Canadian authorities. The Company was offered the option to have this investigation brought, discussed and resolved on a consolidated basis with all relevant Canadian provinces and accepted that proposal. If the matter is resolved with the conclusion that TradeStation Securities is required to register in the Canadian provinces that provide most of its Canadian futures business, and that Canadian clearing services must be engaged, in addition to any fines or settlement amounts required to be paid, TradeStation Securities’ choices would be (a) to register for appropriate licenses in Canada (approximate cost of $250,000) and retain Canadian clearing services for that business (the Company’s futures clearing firm is not registered in Canada and, the Company believes, relies on what it believes to be applicable exemptions to clear such business), the cost of which is presently unknown, or (b) close all Canadian futures accounts (in 2008, revenues from Canadian futures accounts were approximately $1.2 million). The Company’s forex business from Canadian residents is minimal. Recently, TradeStation Securities made a written offer to settle the consolidated matter for a payment of $25,000. The Canadian authorities indicated that such offer would not be accepted and have made no counterproposal. It is too early to predict the outcome of this investigation.

TradeStation Securities is also engaged in routine regulatory matters and civil litigation or other dispute resolution proceedings. The pending regulatory and other matters could ultimately result in censures, sanctions, fines, damage awards, settlement payments and/or other negative consequences. While no assurances can be given, the Company does not believe that the ultimate outcome of any such routine regulatory matters or pending civil disputes will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company decided, as of June 1, 2002, to not carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon the Company’s assessment of the potential risks and benefits, including premium rates, deductibles and coinsurance amounts, available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company’s business.

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers, one of whom is no longer with the Company. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, of an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, approximately $2.3 million at December 31, 2008). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and did not represent new hires or appointments. As a result of the resignation of one of those officers (which occurred on January 1, 2009), the effectiveness of his management continuity agreement terminated reducing the total amount of potential severance payments to approximately $1.5 million at March 31, 2009.

General Contingencies and Guarantees

In the ordinary course of business, there are various contingencies which are not reflected in the consolidated financial statements. These include customer activities involving the execution, settlement and financing or provision of leverage for various customer securities and futures transactions. These activities may expose the Company to off-balance sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities or its clearing agents that is collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. New short sales rules may be imposed by regulatory authorities in the near future. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin and leveraged accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. For further discussion, see Note 6 – RECEIVABLES FROM BROKERAGE CUSTOMERS.

TradeStation Securities borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. TradeStation Securities deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the level of required collateral. In the event the counterparty to these transactions does not return the cash deposited, TradeStation Securities may be exposed to the risk of selling the securities at prevailing market prices. TradeStation Securities seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by requiring additional collateral as needed.

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

TradeStation Securities provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable. However, management believes that the possibility of TradeStation Securities being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

(12)	INCOME TAXES

During the three months ended March 31, 2009, the Company recorded an income tax provision of $3.1 million based upon its current estimated annual effective income tax rate of approximately 40%. During the three months ended March 31, 2008, the Company recorded an income tax provision of $5.2 million based upon its then-estimated annual effective income tax rate of approximately 39%. The increase in the Company’s estimated annual effective income tax rate was due primarily to a decrease in pre-tax income in proportion to the Company’s permanent tax differences.

As of March 31, 2009, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $861,000 and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

As of January 1, 2009, the Company had a liability for unrecognized tax benefits of $492,000, which was decreased to $347,000 during the three months ended March 31, 2009. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

The Company is currently subject to federal income taxes in the U.S. and income taxes in three states, and in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to be applied. The Company is no longer subject to U.S. federal tax examinations for periods prior to 2005, and state and local tax examinations by tax authorities for periods prior to 2003.

Any interest and penalties, if incurred in connection with an income tax examination, would be recognized as components of income tax expense.

(13)	SEGMENT AND RELATED INFORMATION

TradeStation Group operates in two principal business segments: (i) brokerage services and (ii) software products and services. After elimination of intercompany charges, 94% and 93% of the Company’s consolidated net revenues in the three-month periods ended March 31, 2009 and 2008, respectively, were generated by the brokerage services segment. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon intercompany licensing and support and expense-sharing agreements, which reflect current business relationships and are designed to comply with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues:
Brokerage services
Revenues, excluding interest	$32,687	$30,238
Interest income	963	9,015
Interest expense	—	(1,224)

	33,650	38,029
Software products and services
Revenues, excluding interest	14,699	13,061
Interest income	32	262

	14,731	13,323

Eliminations of intercompany charges to brokerage services segment	(12,411)	(10,633)

	$35,970	$40,719

Income before income taxes:
Brokerage services	$1,312	$8,137
Software products and services	6,509	5,359

	$7,821	$13,496

	As of March 31, 2009	As of December 31, 2008
	(in thousands)
Identifiable assets:
Brokerage services	$868,539	$783,783
Software products and services	56,865	53,649

	$925,404	$837,432

(14)	STOCK BUY-BACK PLAN

In October 2006, the Company’s Board of Directors authorized, and the Company announced, the use of up to $60 million of the Company’s available and unrestricted cash, over a four-year period, to repurchase shares of its common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy-back plan, up to $1.25 million of Company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., up to $15 million per 12-month period and up to $60 million for the four-year period) has been authorized to be used to purchase Company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy-back plan does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

During the three months ended March 31, 2009, the Company used approximately $3.64 million to purchase 646,500 shares of its common stock at an average price of $5.62 per share. Since commencement of this buy-back plan on November 13, 2006, through March 31, 2009, the Company has used approximately $35.6 million to purchase 3,706,669 shares of its common stock at an average price of $9.61 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained in this report and with the issues, uncertainties and risk factors related to our business and industry described in “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2008. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

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

As of March 31, 2009, TradeStation Securities had 44,015 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 1,580 accounts, or 4%, when compared to 42,435 accounts as of December 31, 2008, and a net increase of 5,358 accounts, or 14%, when compared to 38,657 accounts as of March 31, 2008. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has had less than a $200 balance and has had no activity within the past 180 days.

During the three months ended March 31, 2009, TradeStation Securities’ brokerage customer account base had 105,825 daily average revenue trades (often called “DARTs”), a decrease of 3% when compared to 109,219 DARTs during the three months ended March 31, 2008. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended March 31,
	2009	2008	% Change
Daily average revenue trades (DARTs)	105,825	109,219	(3)

Self-clearing Client Balances
Average equities client credit balances (millions)	$694	$592	17
Average equities client margin balances (millions)	$29	$88	(67)

Client Trading Activity – Per Account
Annualized trades	617	730	(15)
Annualized average revenue per account	$3,195	$4,146	(23)

	As of March 31,
	2009	2008	% Change
Client Account Information
Total brokerage accounts	44,015	38,657	14

Average assets per account – equities	$60,000	$70,000	(14)
Average assets per account – futures	$18,000	$19,000	(5)

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge most of our commissions based on share volume and number of contracts traded (and not by revenue trade used to calculate DARTs). For futures and forex, we charge commissions on a per contract or per lot basis (so each futures or forex revenue trade included to calculate DARTs represents a round-turn commissionable contract or round turn-lot traded). All DARTs are not equal. The revenue and gross profit margin (brokerage commissions and fees less clearing and execution expenses as a percentage of brokerage commissions and fees) we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure) and, within each asset class, revenue and gross profit margin per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

With respect to the $10,000 decrease in “Average assets per account – equities,” we believe that the principal cause was the impact of recent economic and market conditions.

TradeStation Technologies owns all of our intellectual property. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies or available third-party strategies, but does not include order execution or other brokerage services. Subscribers are charged a monthly subscription fee.

Our United Kingdom subsidiary, TradeStation Europe, is authorized by the United Kingdom’s FSA to act as an introducing brokerage firm in the United Kingdom. In February 2007, TradeStation Europe obtained a “passport” pursuant to which TradeStation Europe is considered registered, via its FSA authorization, to conduct business throughout the European Economic Area. TradeStation Europe’s operations currently consist of the solicitation and introduction of suitable European brokerage clients to its US affiliate (TradeStation Securities) for equities, options, futures and forex account services. As of March 31, 2009, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not considered to be material to our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The following areas are particularly subject to management’s judgments and estimates or are key components of our results of operations, and actual differences could materially affect our consolidated results of operations and financial position: Brokerage Commissions and Fees, Net Interest Income, Income Taxes, and Uninsured Loss Reserves. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

For the three months ended March 31, 2009 and 2008, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. After elimination of intercompany charges, for the three months ended March 31, 2009 and 2008, the brokerage services segment accounted for approximately 94% and 93% of our consolidated net revenues, respectively. Given the size of that percentage, other than our discussion and table in Note 13 – SEGMENT AND RELATED INFORMATION in ITEM 1. FINANCIAL STATEMENTS of PART I of this report, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$32,935	$30,525	$2,410	8

Interest income	995	9,277	(8,282)	(89)
Brokerage interest expense	—	1,224	(1,224)	(100)

Net interest income	995	8,053	(7,058)	(88)

Subscription fees and other	2,040	2,141	(101)	(5)

Net revenues	35,970	40,719	(4,749)	(12)

Expenses:
Employee compensation and benefits	10,499	9,219	1,280	14
Clearing and execution	8,848	9,526	(678)	(7)
Data centers and communications	2,762	2,391	371	16
Marketing	1,802	1,305	497	38
Professional services	848	1,629	(781)	(48)
Occupancy and equipment	737	753	(16)	(2)
Depreciation and amortization	1,129	950	179	19
Other	1,524	1,450	74	5

Total expenses	28,149	27,223	926	3

Income before income taxes	7,821	13,496	(5,675)	(42)

Income tax provision	3,141	5,240	(2,099)	(40)

Net income	$4,680	$8,256	$(3,576)	(43)

Three Months Ended March 31, 2009 and 2008

Net revenues were $36.0 million for the three months ended March 31, 2009, as compared to $40.7 million for the three months ended March 31, 2008, a decrease of $4.7 million, or 12%. The primary reason for this decline was a $7.1 million, or 88%, decrease in net interest income, due primarily to decreases in the federal funds target and daily rates of interest and, to a lesser extent, reduced receivables from brokerage customers (margin balances), partially offset by increased brokerage commissions and fees of $2.4 million, or 8%, as a result, we believe, of higher market volatility and the growth of our brokerage account base.

Net income was approximately $4.7 million for the three months ended March 31, 2009, as compared to $8.3 million for the three months ended March 31, 2008, a decrease of $3.6 million, or 43%, due primarily to our 88% year-over-year decrease in net interest income.

Income before income taxes was $7.8 million (22% of net revenues) for the three months ended March 31, 2009, as compared to $13.5 million (33% of net revenues) for the three months ended March 31, 2008, a decrease of $5.7 million, or 42%. Our $5.7 million decrease in income before income taxes was due primarily to our decrease in net interest income of $7.1 million and our increase in employee compensation and benefits of $1.3 million, partially offset by our increased brokerage commissions and fees of $2.4 million and, to a lesser extent, decreased professional services of $781,000 and decreased clearing and execution costs of $678,000. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 33% to 22% due primarily to the decrease in net interest income and the increase in employee compensation and benefits, which resulted from increased employee headcount, partially offset by increased brokerage commissions and fees.

During the three months ended March 31, 2009, we recorded an income tax provision of $3.1 million based upon our current estimated annual effective income tax rate of approximately 40%. During the three months ended March 31, 2008, we recorded an income tax provision of $5.2 million based upon our then-estimated annual effective income tax rate of approximately 39%. The increase in our estimated annual effective income tax rate was due primarily to lower income before income taxes in proportion to our permanent tax differences. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees consist of commissions for equities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended March 31, 2009, brokerage commissions and fees were approximately $32.9 million, as compared to $30.5 million for the three months ended March 31, 2008. This $2.4 million, or 8%, increase was due primarily to increased brokerage commissions of $1.5 million from higher trading volume related mostly, we believe, to higher market volatility during the 2009 first quarter (generally, as market volatility increases our customer accounts’ trade volume increases), growth of our brokerage customer account base, and an $886,000 increase in platform fees. We continuously review and assess our pricing, which includes commissions and platform and other fees, and we may adjust such fees from time to time in response to competitive pressures if and when they arise or as strategic pricing initiatives.

Interest Income – Interest income consists of interest earned from self-clearing operations (primarily, interest earned on brokerage customer cash balances and interest earned from brokerage customer margin lending balances), interest revenue-sharing arrangements with clearing agent firms, and interest or income from corporate cash and cash equivalents and marketable securities. For the three months ended March 31, 2009, interest income was $995,000, as compared to $9.3 million for the three months ended March 31, 2008. This $8.3 million, or 89% decrease, was due primarily to decreases in the federal funds target and daily effective rates of interest and, to a lesser extent, reduced receivables from brokerage customers (interest on margin balances), partially offset by account growth. The weighted average rate of interest for equities accounts is based upon the federal funds daily effective rate of interest and, for futures accounts, on the federal funds target rate of interest. The federal funds daily effective rate of interest is tied to the federal funds target rate of interest and the direction the markets believe the target rate of interest will move in the future. At times, there have been wide variations between the target rate and the daily effective rate. We estimate, based on the size and nature of our customer assets as of March 31, 2009 (and assuming for these purposes that the size and nature of our customer assets do not change and that the federal funds daily effective rate tracks closely to the target rate of interest), that each basis point increase or decrease in the federal funds target rate of interest will impact our annual net income by approximately $73,000. The average federal funds target rate of interest was approximately 0% and 3.2% during the three months ended March 31, 2009 and 2008, respectively. Interest income for future periods may be materially affected by changes in the federal funds target rate of interest and the extent, if any, to which our customer cash account balances and/or margin lending balances increase or decrease, the difference between the average daily effective and the target rates of interest, and any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. During the three months ended March 31, 2009, the average annual credit interest rate paid to our equities customers was 0%, as compared to 1.04% during the three months ended March 31, 2008 for the portion of cash balances in each account over $10,000. Futures and forex customers are not paid interest on the cash balances in their accounts. Accordingly, we did not incur any brokerage interest expense during the three months ended March 31, 2009. Brokerage interest expense was approximately $1.2 million during the three months ended March 31, 2008. Factors that will affect brokerage interest expense in the future include: the growth (if any) and mix of business in our brokerage customer base among equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in the federal funds target rate of interest or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues consist of, primarily, monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and market data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take fuller advantage of the features and functions of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. For the three months ended March 31, 2009, subscription fees and other revenues were approximately $2.0 million, as compared to $2.1 million during the three months ended March 31, 2008. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services and legacy customer software products have not been actively marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses consist primarily of employee salaries, sales commissions and bonuses, stock-based compensation and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $10.5 million for the three months ended March 31, 2009, as compared to $9.2 million for the three months ended March 31, 2008, an increase of approximately $1.3 million, or 14%. This increase was due primarily to increases in wages paid to employees of $812,000 and increased sales commissions of $401,000. The increase in wages was due primarily to increased headcount and the increase in sales commissions was due primarily to increased new accounts. During the three months ended March 31, 2009, there was an average of 364 full-time equivalent employees, as compared to 320 full-time equivalent employees during the three months ended March 31, 2008. Employee compensation and benefits expenses are anticipated to increase during 2009 due to planned additions to employee headcount (primarily in our product development department).

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $8.8 million for the three months ended March 31, 2009, as compared to $9.5 million for the three months ended March 31, 2008, a decrease of approximately $678,000, or 7%. The decrease in clearing and execution expenses, which as a percentage of brokerage commissions and fees decreased to 27% during the three months ended March 31, 2009, as compared to 31% during the three months ended March 31, 2008, was primarily a result of a change in our mix of business among asset classes and to a lesser extent our new flat-fee pricing plan introduced in July 2008.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, Internet and other communications costs. Data centers and communications expenses were $2.8 million for the three months ended March 31, 2009, as compared to $2.4 million for the three months ended March 31, 2008, an increase of $371,000, or 16%. This increase was due primarily to a $200,000 increase in co-location costs.

Marketing – Marketing expenses consist of marketing programs, primarily: advertising in various media, including television, print media and direct mail; account opening kits and related postage; brochures; and other promotional items, including exhibit costs for industry events and seminars. Marketing expenses for the three months ended March 31, 2009 were $1.8 million, as compared to $1.3 million for the three months ended March 31, 2008, an increase of $497,000, or 38%, due primarily to increased advertising. Our marketing expenses in future quarters may vary significantly as a result of several factors, which may include the success of current and future sales and marketing campaigns and strategies, the launch or release of new platform versions, products or services, the offering of sales seminars, and economic and market conditions.

Professional Services – Professional services expenses consist of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $848,000 for the three months ended March 31, 2009, as compared to $1.6 million for the three months ended March 31, 2008, a decrease of $781,000, or 48%, due primarily to decreased legal fees of $954,000, partially offset by an increase in consulting expenses of $212,000. Legal fees were higher in the 2008 first quarter due primarily to the $977,000 cost of a trial in that quarter (in which the Company prevailed).

Occupancy and Equipment – Occupancy and equipment expenses consist of rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office and facilities space. Occupancy and equipment expenses were $737,000 for the three months ended March 31, 2009, as compared to $753,000 for the three months ended March 31, 2008, a decrease of $16,000, or 2%.

Depreciation and Amortization – Depreciation and amortization expenses consist of depreciation on property and equipment. Depreciation and amortization expenses were $1.1 million for the three months ended March 31, 2009, as compared to $950,000 for the three months ended March 31, 2008, an increase of $179,000 or 19%. Depreciation expense may continue to increase based upon the level of capital expenditures we deem necessary to support our current business and the growth in our business (assuming that growth continues) and to enhance and improve the quality, reliability, speed and capacity of our brokerage services and systems. See Liquidity and Capital Resources below.

Other – Other expenses consist of insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.5 million for the three months ended March 31, 2009 and the three months ended March 31, 2008.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. Our stock price has been very volatile throughout our history as a public company. For information regarding the risks related to the variability of quarterly results, see “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2008 and “ITEM 1A. RISK FACTORS” of PART II of this report.

Income Taxes

During the three months ended March 31, 2009, we recorded an income tax provision of $3.1 million based upon our current estimated annual effective income tax rate of approximately 40%. During the three months ended March 31, 2008, we recorded an income tax provision of $5.2 million based upon our then estimated annual effective income tax rate of approximately 39%. The increase in our estimated annual effective income tax rate was due primarily to lower income before income taxes in proportion to our permanent tax differences.

As of March 31, 2009, for financial reporting purposes we estimate that we have available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $861,000 and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

See Note 12 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of approximately $109.7 million, of which $956,000 was restricted in support of a facility lease. On April 2, 2009, as a result of TradeStation Securities’ March 31, 2009 month-end calculation under Rule 15c3-1 of the Securities Exchange Act of 1934 (see below), $5.7 million was transferred to cash segregated in compliance with federal regulations from cash and cash equivalents. We had marketable securities of approximately $28.9 million as of March 31, 2009, of which $8.4 million could be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. The remaining $20.5 million was composed of treasury bills with original maturities greater than three months.

As of March 31, 2009, TradeStation Securities had: $702.4 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers, net of $23.7 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $15.4 million. Client margin loans are demand loan obligations in customer equities accounts secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage customer accounts, which were $744.1 million at March 31, 2009. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and the Financial Industry Regulatory Authority (FINRA), and the Commodity Futures Trading Commission’s (“CFTC”) financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these requirements, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At March 31, 2009, TradeStation Securities had net capital of approximately $94.4 million (195.0% of aggregate debit items), which was approximately $93.4 million in excess of its required net capital of approximately $970,000. At December 31, 2008, TradeStation Securities had net capital of approximately $94.3 million (186% of aggregate debit items), which was approximately $93.3 million in excess of its required net capital of approximately $1.0 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of March 31, 2009, we had interest-bearing security deposits and short-term treasury bills totaling $32.1 million with clearing organizations for the self-clearing of equities and standardized equity option trades. Recently, our cash deposits with DTCC and OCC decreased significantly, but may increase significantly in future periods.

As of March 31, 2009, we had no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2009	2010 - 2011	2012 - 2013
Operating lease obligations	$9,504	$3,158	$4,640	$1,706
Purchase Obligations	2,760	1,787	873	100

Total	$12,264	$4,945	$5,513	$1,806

We have no operating lease obligations or minimum purchase obligations extending beyond 2012.

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of approximately $2.6 million for the remainder of 2009. These capital expenditures are primarily for the purchase of computer hardware and to support the growth of our data server farms and back-office systems to help support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy-back plan, up to $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., up to $15 million per 12-month period and up to $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy-back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended March 31, 2009, we used approximately $3.64 million to purchase 646,500 shares of our common stock at an average price of $5.62 per share. Since commencement of this buy-back plan on November 13, 2006, through March 31, 2009, the we used approximately $35.6 million to purchase 3,706,669 shares of our common stock at an average price of $9.61 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $34.3 million during the three months ended March 31, 2009, as compared to net cash provided by operating activities of $6.1 million during the three months ended March 31, 2008. Net cash provided by operating activities during the three months ended March 31, 2009 of $34.3 million was due primarily to net income as adjusted for non-cash items, increases in payables to brokerage customers, accounts payable and accrued expenses, and decreases in deposits with clearing organizations, partially offset by increases in cash segregated in compliance with federal regulations, net brokerage customer assets, and other assets. Net cash provided by operating activities during the three months ended March 31, 2008 of $6.1 million was due primarily to net income as adjusted for non-cash items, increases in payables to brokerage customers, accounts payable and accrued expenses, and decreases in receivables from brokers, dealers, clearing organizations and clearing agents, receivables from brokerage customers and other assets, partially offset by an increase in cash segregated in compliance with federal regulations and, to a lesser extent, a decrease in payables to brokers, dealers and clearing organizations.

Investing activities used cash of $21.5 million and $856,000 during the three months ended March 31, 2009 and 2008, respectively. Net cash used in investing activities during the three months ended March 31, 2009 was primarily for the purchase of marketable securities and, to a lesser extent, capital expenditures consisting primarily of computer hardware to support the growth of our data server farms and computer software to support our growing infrastructure. Net cash used in investing activities during the three months ended March 31, 2008 was primarily for capital expenditures consisting of computer hardware to support increased capacity of our data server farms.

Financing activities used cash of $3.4 million during the three months ended March 31, 2009 and used cash of $3.5 million during the three months ended March 31, 2008. Net cash used in financing activities during the three months ended March 31, 2009 of $3.4 million was due primarily to approximately $3.6 million used for the repurchase of company shares, partially offset by $226,000 of proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans. Net cash used in financing activities during the three months ended March 31, 2008 of $3.5 million was due primarily to approximately $3.7 million used for the repurchase of company shares, partially offset by $246,000 of proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. FAS 107-1 and APB 28-1). FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. We did not early adopt this FSP. Our disclosures regarding fair value of financial instruments will reflect the adoption of this FSP in the second quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 2008. Our adoption of SFAS No. 161, effective January 1, 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 141R, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141R applies to all business entities and to transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141R revises in various areas and circumstances methods of accounting for the costs of acquisitions and other business combinations and various components thereof. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, for us, it became effective for any acquisition or other business combination made on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these nonfinancial assets and liabilities, the effective date has been deferred to fiscal years beginning after November 15, 2008. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. Our adoption of the deferred portion of SFAS No. 157, effective January 1, 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

In the ordinary course of business, there are various contingencies which are not reflected in the consolidated financial statements. In addition to the operating leases and purchase commitments discussed above, these include customer activities involving the execution, settlement and financing or provision of leverage for various customer securities and futures transactions. These activities may expose the company to off-balance sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

Nearly all TradeStation Securities equities customer accounts are margin accounts and all futures and forex accounts use leverage. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by it or its clearing agents that are collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. New short sales rules may be imposed by regulatory authorities in the near future. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin and leveraged accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, require the customers to timely deposit additional collateral or to reduce positions when necessary.

TradeStation Securities provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchanges other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable. However, management believes that the possibility of the company being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates or market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not engage in proprietary trading and do not hold any market risk sensitive instruments for trading purposes.

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring them to maintain margin and leverage collateral levels and reduce concentrated positions in compliance with regulatory and internal guidelines. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $702.4 million at March 31, 2009. Interest-earning assets are financed primarily by short-term interest-bearing liabilities, which totaled $744.1 million at March 31, 2009, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances (we are currently not paying any interest to customers on their cash balances). TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. As of March 31, 2009, our cash and cash equivalents consisted primarily of interest-bearing cash deposits, treasury bills, and money market funds, our marketable securities consisted primarily of treasury bills and our federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America (which can be tendered for sale upon notice of no longer than seven days), and our security deposits consisted primarily of treasury bills and interest-bearing cash deposits. We are currently considering investing a significant portion of our cash segregated in compliance with federal regulations in treasury bills of various maturities.

We estimate, based on the size and nature of our customer assets as of March 31, 2009 (and assuming for these purposes that the size and nature of those assets do not change), that each basis point increase or decrease in the federal funds target rate of interest results in an annual impact of approximately $73,000 to our net income. This impact to our net income may change if we alter our cash segregated in compliance with federal regulations from investments in cash to investments in treasury bills.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit, and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. On March 6, 2009, TradeStation filed its Opposition Brief.

On or about September 23, 2008, TradeStation Securities was served with a complaint filed in the Superior Court of Fulton County Georgia styled Freeman et al. v. Vision Financial, LP et. al. Other named defendants include MF Global, Inc. f/k/a Man Financial, Inc., Anthony M. Ramunno, Jr., individually and d/b/a Renaissance Asset Management, RAM I, LLC, Renaissance Asset Management, LLC and William S. Wilkinson. The complaint alleged the following claims under Georgia common law: (i) fraud and conspiracy to defraud; (ii) constructive fraud and negligent misrepresentation; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; and (v) negligence. The plaintiffs alleged that they placed funds with Mr. Ramunno and his hedge fund companies who in turn opened brokerage accounts with TradeStation Securities and the other futures commission merchants. The complaint asserted actual damages of about $1.5 million. On April 2, 2009, the court granted defendants’ (including TradeStation’s) motions to dismiss the case with prejudice.

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada (TradeStation does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on certain exemptions or other applicable legal theories). TradeStation Securities is cooperating with Canadian authorities. The Company was offered the option to have this investigation brought, discussed and resolved on a consolidated basis with all relevant Canadian provinces and accepted that proposal. If the matter is resolved with the conclusion that TradeStation Securities is required to register in the Canadian provinces that provide most of its Canadian futures business, and that Canadian clearing services must be engaged, in addition to any fines or settlement amounts required to be paid, TradeStation Securities’ choices would be (a) to register for appropriate licenses in Canada (approximate cost of $250,000) and retain Canadian clearing services for that business (the Company’s futures clearing firm is not registered in Canada and, the Company believes, relies on what it believes to be applicable exemptions to clear such business), the cost of which is presently unknown, or (b) close all Canadian futures accounts (in 2008, revenues from Canadian futures accounts were approximately $1.2 million). The forex business of TradeStation Securities from Canadian residents is minimal. Recently, TradeStation Securities made a written offer to settle the consolidated matter for a payment of $25,000. The Canadian authorities indicated that such offer would not be accepted and have made no counterproposal. It is too early to predict the outcome of this investigation.

Also see Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in risk factors during 2009 through the date of this report from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2008. In reading and evaluating the information set forth in this report we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Share Repurchases

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy-back plan, up to $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., up to $15 million per 12-month period and up to $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy-back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

The following table sets forth information on our common stock buy-back program for the quarter ended March 31, 2009:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January 2009	196,000	$5.79	3,256,169	$26,750,000
February 2009	221,950	5.63	3,478,119	25,500,000
March 2009	228,550	5.47	3,706,669	24,250,000

Total	646,500	5.62

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

May 7, 2009	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer, Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer and as Principal Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.