Form 10-Q
period 2009-06-30
TRADESTATION GROUP INC
filed 2009-08-06
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant had 41,827,297 shares of common stock, $.01 par value, outstanding as of August 4, 2009.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $956 at June 30, 2009 and December 31, 2008	$94,824	$100,314
Cash and investments segregated in compliance with federal regulations	734,213	626,103
Marketable securities	36,830	8,465
Receivables from brokers, dealers, clearing organizations and clearing agents	21,314	11,139
Receivables from brokerage customers, net	42,455	30,316
Property and equipment, net	6,423	6,602
Deferred income taxes, net	3,020	3,001
Deposits with clearing organizations	32,517	48,019
Other assets	3,926	3,473

Total assets	$975,522	$837,432

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Payables to brokers, dealers and clearing organizations	$111	$87
Payables to brokerage customers	796,163	661,046
Accounts payable	2,492	3,363
Accrued expenses	7,610	7,935

Total liabilities	806,376	672,431

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 41,467,654 and 42,421,198 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	415	424
Additional paid-in capital	47,651	52,999
Unrealized gain on securities, net of tax	141	—
Retained earnings	120,939	111,578

Total shareholders’ equity	169,146	165,001

Total liabilities and shareholders’ equity	$975,522	$837,432

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Brokerage commissions and fees	$31,864	$28,228	$64,799	$58,752

Interest income	1,341	7,061	2,336	16,338
Brokerage interest expense	—	847	—	2,071

Net interest income	1,341	6,214	2,336	14,267

Subscription fees and other	1,993	2,118	4,033	4,259

Net revenues	35,198	36,560	71,168	77,278

EXPENSES:
Employee compensation and benefits	10,653	10,827	21,152	20,046
Clearing and execution	7,814	8,510	16,662	18,036
Data centers and communications	2,887	2,369	5,649	4,760
Marketing	1,791	1,483	3,593	2,788
Professional services	912	159	1,760	1,788
Occupancy and equipment	746	755	1,483	1,507
Depreciation and amortization	1,115	1,082	2,244	2,032
Other	1,685	1,351	3,210	2,801

Total expenses	27,603	26,536	55,753	53,758

Income before income taxes	7,595	10,024	15,415	23,520

INCOME TAX PROVISION	2,914	3,937	6,054	9,177

Net income	$4,681	$6,087	$9,361	$14,343

EARNINGS PER SHARE:
Basic	$0.11	$0.14	$0.22	$0.33

Diluted	$0.11	$0.14	$0.22	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,658	43,389	41,930	43,549

Diluted	42,210	44,143	42,385	44,303

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,361	$14,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,244	2,032
Stock-based compensation expense	1,461	2,855
Deferred income tax (benefit) provision	(105)	413
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(107,885)	(41,325)
Receivables from brokers, dealers, clearing organizations and clearing agents	(10,174)	982
Receivables from brokerage customers, net	(12,139)	(3,897)
Prepaid income taxes	(368)	(902)
Deposits with clearing organizations	15,501	(1,016)
Other assets	(125)	352
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	24	(740)
Payables to brokerage customers	135,117	58,628
Accounts payable	(870)	896
Accrued expenses	(396)	(1,181)

Net cash provided by operating activities	31,646	31,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,025)	(1,664)
Purchases of marketable securities	(28,363)	—

Net cash used in investing activities	(30,388)	(1,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	567	509
Excess tax benefits from stock option exercises	70	171
Repurchase and retirement of common stock	(7,385)	(7,499)

Net cash used in financing activities	(6,748)	(6,819)

(DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(5,490)	22,957

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	99,358	102,504

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$93,868	$125,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8	$2,062

Cash paid for income taxes	$7,095	$9,884

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three and six months ended June 30, 2009 and 2008 are unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (“TradeStation Group” or the “Company”) is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., TradeStation Technologies, Inc., and TradeStation Europe Limited are TradeStation Group’s operating subsidiaries. TradeStation Securities is a licensed securities broker-dealer and a registered futures commission merchant. TradeStation Technologies develops and offers strategy trading software tools and subscription services. TradeStation Europe Limited, a company organized under the laws of England and Wales, is authorized and regulated by the United Kingdom Financial Services Authority (“FSA”), and holds what is known as a “Passport” to introduce brokerage accounts for residents of countries within the European Economic Area.

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2009 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

The Company has evaluated subsequent events through August 6, 2009, which is the date the financial statements were issued.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165 (“SFAS 165”). SFAS 165 applies to all entities that prepare financial statements (interim or annual) in accordance with generally accepted accounting principles (“GAAP”). When evaluating subsequent events, if an event or other transaction is within the scope of other applicable GAAP, that GAAP should be applied with respect to the recognition, measurement and disclosure of that event or transaction. SFAS 165 indicates that management should evaluate subsequent events through the date the financial statements are issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of SFAS 165 did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended June 30, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. SFAS 107-1 and APB 28-1”). FSP No. SFAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company did not early adopt this FSP. The Company’s disclosures for the interim period ended June 30, 2009 reflect the adoption of this FSP. See Note 10 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s financial instruments.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 2008. The Company’s adoption of SFAS 161, effective January 1, 2009, did not have a material impact on its consolidated financial position, results of operations or cash flows during the six months ended June 30, 2009.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these nonfinancial assets and liabilities, the effective date has been deferred to fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company’s adoption of the deferred portion of SFAS 157, effective January 1, 2009, did not have a material impact on its consolidated financial position, results of operations or cash flows during the six months ended June 30, 2009. See Note 10 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s marketable available-for-sale securities.

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

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Risk free interest rate	2%	3%	2%	3%
Dividend yield	—	—	—	—
Volatility ranges	51 - 56%	50 - 60%	51 - 60%	50 - 65%
Weighted-average volatility	54%	56%	59%	61%
Weighted-average life (years)	6.1	4.4	6.4	5.2

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

During the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards and common stock issued at a discount under the Company’s employee stock purchase plan), of $711,000 ($606,000 net of tax) and $2.0 million ($1.7 million net of tax), respectively. During the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options (and, to a lesser extent, restricted stock awards and common stock issued at a discount under the Company’s employee stock purchase plan), of $1.5 million ($1.2 million net of tax) and $2.9 million ($2.4 million net of tax), respectively.

Vesting Acceleration of Certain Options

Certain stock options granted prior to February 2007 to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and former Chief Growth Officer and certain options granted prior to June 2007 to certain non-employee directors contained a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz, the Company’s then-non-executive Co-Chairmen, fell below 25%. As a result of the aggregate beneficial ownership of William Cruz and Ralph Cruz falling below 25% in April 2008, the Company recorded compensation expense associated with the accelerated vesting of these options. The additional compensation expense from this acceleration during the three and six months ended June 30, 2008 was $1.2 million, of which $753,000 was associated with the Company’s Chief Executive Officer. This additional compensation expense of $1.2 million is included in the $2.9 million total stock-based compensation expense for the six months ended June 30, 2008.

Stock-based Awards

During the three months ended June 30, 2009, the Company granted options to purchase an aggregate of 106,017 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $4.07 per share. Such options vest ratably in annual increments over a three- to five-year period and are exercisable at prices ranging from $7.17 to $8.55 per share, which were the closing prices of the Company’s common stock on the dates the options were granted. During the six months ended June 30, 2009, the Company granted options to purchase an aggregate of 682,540 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $3.29 per share. Such options vest ratably in annual increments over a three- to five-year period and are exercisable at prices ranging from $5.49 to $8.55 per share, which were the closing prices of the Company’s common stock on the dates the options were granted. During the three months ended June 30, 2008, the Company granted options to purchase an aggregate of 78,000 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $5.23 per share. Such options vest ratably in annual increments over a three- to five-year period and are exercisable at prices ranging from $9.18 to $10.20, which were the closing prices of the Company’s common stock on the dates the options were granted. During the six months ended June 30, 2008, the Company granted options to purchase an aggregate of 352,438 shares of common stock with a weighted-average grant-date

Black-Scholes fair value of $6.24 per share. Such options vest ratably in annual increments over a three- to five-year period and are exercisable at prices ranging from $9.18 to $11.42 per share, which were the closing prices of the Company’s common stock on the dates the options were granted.

During the three and six months ended June 30, 2009, the Company issued 15,690 and 225,048 restricted shares of common stock, respectively, which had a fair market value of $113,000 and $1.3 million, respectively, at the grant date. The Company did not issue any restricted shares of common stock during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company issued 105,574 restricted shares of common stock which had a fair market value of $1.2 million at the grant date. These restricted shares of common stock were granted to officers of the Company as awards under the Company’s incentive stock plan, vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary, and include 100% automatic vesting acceleration upon retirement, death, disability and change in control of the Company. All of these restricted shares contain a provision whereby, if employment terminates prior to full vesting, the non-vested shares will automatically be forfeited and the Company will reacquire the non-vested shares for no consideration.

During the three and six months ended June 30, 2009, stock options for 81,460 shares and 131,110 shares, respectively, of the Company’s common stock were exercised under the Company’s incentive stock plan. During the three and six months ended June 30, 2008, stock options for 65,965 shares and 97,147 shares, respectively, of the Company’s common stock were exercised under the Company’s incentive stock plan.

During the six months ended June 30, 2009 and 2008, the Company issued 15,934 and 8,557 shares of common stock under the Company’s employee stock purchase plan at prices of $5.49 and $12.08 per share, respectively.

(3)	EARNINGS PER SHARE

Weighted average shares outstanding for the three and six months ended June 30, 2009 and 2008 are calculated as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding (basic)	41,658	43,389	41,930	43,549

Impact of dilutive stock-based payments after applying the treasury stock method	552	754	455	754

Weighted average shares outstanding (diluted)	42,210	44,143	42,385	44,303

Stock options and non-vested restricted shares of common stock outstanding for the three and six months ended June 30, 2009 and 2008, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Stock options	2,199	1,145	2,380	1,079

Restricted stock	12	228	136	222

(4)	COMPREHENSIVE INCOME

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

A reconciliation of net income to comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$4,681	$6,087	$9,361	$14,343
Unrealized gain on securities, net of tax of $86	141	—	141	—

Comprehensive income	$4,822	$6,087	$9,502	$14,343

(5)	CASH AND INVESTMENTS SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash and investments segregated in compliance with federal regulations, consisting of qualified deposits of $734.2 million and $626.1 million as of June 30, 2009 and December 31, 2008, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. On the first or second business day of each month, if required, this amount is adjusted based upon the previous month-end calculation. On July 1, 2009, cash and investments segregated in compliance with federal regulations increased by $6.7 million, from $734.2 million (the balance as of June 30, 2009) to $740.9 million. Conversely, cash and cash equivalents decreased by $6.7 million on July 1, 2009. On January 2, 2009, cash segregated in compliance with federal regulations decreased by $4.1 million, from $626.1 million (the balance as of December 31, 2008) to $622.0 million. Conversely, cash and cash equivalents increased by $4.1 million on January 2, 2009.

(6)	RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers, net consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $42.5 million and $30.3 million at June 30, 2009 and December 31, 2008, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At June 30, 2009 and December 31, 2008, TradeStation Securities was charging a base margin debit interest rate of 7.75% per annum on debit balances in equities brokerage customer accounts.

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

Amounts receivable from brokers, dealers, clearing organizations and clearing agents for equities accounts consist of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Securities borrowed from broker-dealers	$18,318	$7,831
Fees and commissions receivable from clearing agents	1,068	1,337
Securities failed to deliver to broker-dealers and other	1,928	1,971

	$21,314	$11,139

Securities borrowed transactions in equities accounts require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of June 30, 2009 and December 31, 2008, TradeStation Securities serviced some of its institutional equities accounts through J.P. Morgan Clearing Corp., futures trades were cleared through R.J. O’Brien & Associates and forex trades were introduced to Gain Capital Group, Inc., all on a fully-disclosed basis (J.P. Morgan Clearing Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8)	PAYABLES TO BROKERAGE CUSTOMERS

As of June 30, 2009, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At June 30, 2009 and December 31, 2008, payables to customers totaled $796.2 million and $661.0 million, respectively. These funds are the principal source of funding for margin lending. At June 30, 2009 and December 31, 2008, TradeStation Securities was not paying interest on cash balances in brokerage customer accounts.

(9)	NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and FINRA, and the Commodity Futures Trading Commission’s (“CFTC”) financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these requirements, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At June 30, 2009, TradeStation Securities had net capital of approximately $91.1 million (125% of aggregate debit items), which was approximately $89.6 million in excess of its required net capital of approximately $1.5 million. At December 31, 2008, TradeStation Securities had net capital of approximately $94.3 million (186% of aggregate debit items), which was approximately $93.3 million in excess of its required net capital of approximately $1.0 million.

(10)	FAIR VALUE MEASURES

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS 157, three levels of inputs may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level I assets consist of U.S. Treasury Bills of which the Company purchased $28.4 million during the six months ended June 30, 2009. The Company’s investments in U.S. Treasury Bills all had maturities of less than one year.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company did not hold any Level III assets during the six months ended June 30, 2009.

The following table summarizes the basis used to measure marketable available-for-sale securities on a recurring basis in the Company’s consolidated balance sheet as of June 30, 2009 (in thousands):

	June 30, 2009
	Level I	Level II	Fair Value

Marketable available- for-sale securities	$28,365	$8,465	$36,830

The Company had unrealized gains, net of tax, of $141,000 during the three and six months ended June 30, 2009. There were no realized gains or losses, unrealized losses, and no sales or settlements related to the Company’s marketable available-for-sale securities during the six months ended June 30, 2009.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, brokerage receivables and brokerage payables

For these financial instruments, the carrying amount is a reasonable estimate of fair value.

Marketable securities

For investments in U.S. Treasury Bills, the fair value equals the quoted market price of each U.S. Treasury Bill. Investments in VRDN’s are carried at cost or par value, which approximates the fair market value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2009
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$94,824	$94,824
Cash and investments segregated in compliance with federal regulations	734,213	734,213
Marketable securities	36,830	36,830
Receivables from brokers, dealers, clearing organizations and clearing agents	21,314	21,314
Receivables from brokerage customers, net	42,455	42,455

Financial liabilities:
Payables to brokers, dealers and clearing organizations	111	111
Payables to brokerage customers	796,163	796,163

(11)	COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of June 30, 2009 and December 31, 2008, the Company had $956,000 of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial ten-year term of this lease. In addition to its corporate headquarters, the Company has four non-cancelable operating leases for facilities (including two data centers) with expirations ranging from August 2009 to July 2012.

Future minimum lease payments as of June 30, 2009 under all operating leases are as follows (in thousands):

2009	$2,623
2010	4,632
2011	3,350
2012	1,706
2013 and thereafter	—

$12,311

During the three months ended June 30, 2009 and 2008, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.5 million and $1.3 million, respectively. During the six months ended June 30, 2009 and 2008, total rent expense was approximately $2.8 million and $2.4 million, respectively.

Purchase Obligations

As of June 30, 2009, the Company had various purchase obligations through August 2012 totaling approximately $6.9 million as follows: approximately $2.5 million, $3.2 million, $1.1 million and $100,000 during the remainder of 2009, 2010, 2011, and 2012, respectively, related primarily to back office systems and telecommunications services.

Litigation and Claims

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. On March 6, 2009, TradeStation filed its Opposition Brief. TradeStation has been notified that oral argument on the appeal has been scheduled for September 2, 2009.

On or about September 23, 2008, TradeStation Securities was served with a complaint filed in the Superior Court of Fulton County Georgia styled Freeman et al. v. Vision Financial, LP et. al. Other named defendants include MF Global, Inc. f/k/a Man

Financial, Inc., Anthony M. Ramunno, Jr., individually and d/b/a Renaissance Asset Management, RAM I, LLC, Renaissance Asset Management, LLC and William S. Wilkinson. The complaint alleged the following claims under Georgia common law: (i) fraud and conspiracy to defraud; (ii) constructive fraud and negligent misrepresentation; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; and (v) negligence. The plaintiffs alleged that they placed funds with Mr. Ramunno and his hedge fund companies who in turn opened brokerage accounts with TradeStation Securities and the other futures commission merchants. The complaint asserted actual damages of about $1.5 million. On April 2, 2009, the court granted defendants’ (including TradeStation’s) motions to dismiss the case with prejudice and the period during which plaintiffs could have filed an appeal has lapsed.

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada (TradeStation Securities does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on what it believed to be certain relevant exemptions or other applicable legal theories). TradeStation Securities is cooperating with Canadian authorities. TradeStation Securities was offered the option to have this investigation brought, discussed and resolved on a consolidated basis with all relevant Canadian provinces and accepted that proposal. If the matter is resolved with the conclusion that TradeStation Securities is required to register in the Canadian provinces that provide most of its Canadian futures business, and that Canadian clearing services must be engaged, in addition to any fines or settlement amounts required to be paid TradeStation Securities’ choices would be (a) to register for appropriate licenses in Canada (approximate cost of $250,000) and retain Canadian clearing services for that business (TradeStation Securities futures clearing firm is not registered in Canada and, TradeStation Securities believes, relies on what it believes to be applicable exemptions to clear such business), the cost of which is presently unknown, or (b) close all Canadian futures accounts (in 2008, revenues from Canadian futures accounts were approximately $1.2 million). TradeStation Securities’ forex business from Canadian residents is minimal. TradeStation Securities made a written offer to settle the consolidated matter for a payment of $25,000. The Canadian authorities rejected that offer. It is too early to predict the outcome of this investigation.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers, one of whom is no longer with the Company. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, of an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, approximately $2.3 million at December 31, 2008). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and did not represent new hires or appointments. As a result of the resignation of one of those officers (which occurred on January 1, 2009), the effectiveness of his management continuity agreement terminated reducing the total amount of potential severance payments to approximately $1.5 million at June 30, 2009.

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

In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by TradeStation Securities or its clearing agents that is collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. New short sales rules have been imposed by regulatory authorities and more may be imposed in the near future. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

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

During the three and six months ended June 30, 2009, the Company recorded an income tax provision of $2.9 million and $6.1 million, respectively, based upon its current estimated annual effective income tax rate of approximately 38% and 39%, respectively. During the three and six months ended June 30, 2008, the Company recorded an income tax provision of $3.9 million and $9.2 million, respectively, based upon its then-estimated annual effective income tax rate of approximately 39%.

As of June 30, 2009, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $861,000 and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

As of January 1, 2009, the Company had a liability for unrecognized tax benefits of $492,000, which was decreased to $347,000 during the six months ended June 30, 2009. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

The Company is currently subject to federal income taxes in the U.S. and income taxes in three states, and in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to be applied. In July 2009, the Company was notified by the Internal Revenue Service that it would undergo a U.S. federal tax examination for the 2007 fiscal year. The Company is no longer subject to U.S. federal tax examinations for periods prior to 2005, and state and local tax examinations by tax authorities for periods prior to 2003.

Any interest and penalties, if incurred in connection with an income tax examination, would be recognized as components of income tax expense.

(13)	SEGMENT AND RELATED INFORMATION

TradeStation Group operates in two principal business segments: (i) brokerage services and (ii) software products and services. After elimination of intercompany charges, 93% of the Company’s consolidated net revenues in the three and six month periods ended June 30, 2009 and 2008 were generated by the brokerage services segment. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon intercompany licensing and support and expense-sharing agreements, which reflect current business relationships and are designed to comply with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Brokerage services
Revenues, excluding interest	$31,543	$27,984	$64,231	$58,222
Interest income	1,314	6,877	2,277	15,892
Interest expense	—	(847)	—	(2,071)

	32,857	34,014	66,508	72,043
Software products and services
Revenues, excluding interest	15,281	13,633	29,980	26,694
Interest income	27	184	59	446

	15,308	13,817	30,039	27,140
Elimination of intercompany charges to brokerage services segment	(12,967)	(11,271)	(25,379)	(21,905)

	$35,198	$36,560	$71,168	$77,278

Income before income taxes:
Brokerage services	$1,064	$4,045	$2,376	$12,182
Software products and services	6,531	5,979	13,039	11,338

	$7,595	$10,024	$15,415	$23,520

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Identifiable assets:
Brokerage services	$922,627	$783,783
Software products and services	52,895	53,649

	$975,522	$837,432

(14)	STOCK BUY-BACK PLAN

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

During the three months ended June 30, 2009, the Company used approximately $3.75 million to purchase 484,576 shares of its common stock at an average price of $7.74 per share. During the six months ended June 30, 2009, the Company used approximately $7.39 million to purchase 1,131,076 shares of its common stock at an average price of $6.53 per share. Since commencement of this buy-back plan on November 13, 2006, through June 30, 2009, the Company has used approximately $39.4 million to purchase 4,191,245 shares of its common stock at an average price of $9.40 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

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

As of June 30, 2009, TradeStation Securities had 44,922 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 907 accounts, or 2%, when compared to 44,015 accounts as of March 31, 2009, and a net increase of 4,153 accounts, or 10%, when compared to 40,769 accounts as of June 30, 2008. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has had less than a $200 balance and has had no activity within the past 180 days.

During the three and six months ended June 30, 2009, TradeStation Securities’ brokerage customer accounts had 97,392 and 101,540 daily average revenue trades (often called “DARTs”), respectively, an increase of 7% and 2% when compared to 91,121 and 99,953 DARTs during the three and six months ended June 30, 2008. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Daily average revenue trades (DARTs)	97,392	91,121	7	101,540	99,953	2

Self-clearing Client Balances
Average equities client credit balances (millions)	$772	$623	24	$733	$607	21
Average equities client margin balances (millions)	$32	$92	(65)	$31	$90	(66)

Client Trading Activity – Per Account
Annualized trades	553	577	(4)	584	650	(10)
Annualized average net revenue per account	$2,940	$3,435	(14)	$3,066	$3,726	(18)

	As of June 30,		% Change
	2009	2008
Client Account Information

Total brokerage accounts	44,922	40,769	10
Average assets per account – equities	$64,900	$71,000	(9)
Average assets per account – futures	$19,400	$20,000	(3)

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

With respect to the $6,000 decrease in “Average assets per account – equities,” we believe that the principal cause was the impact of recent economic and market conditions.

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

Our United Kingdom subsidiary, TradeStation Europe, is authorized by the United Kingdom’s FSA to act as an introducing brokerage firm in the United Kingdom. In February 2007, TradeStation Europe obtained a “passport” pursuant to which TradeStation Europe is considered registered, via its FSA authorization, to conduct business throughout the European Economic Area. TradeStation Europe’s operations currently consist of the solicitation and introduction of suitable European brokerage clients to its US affiliate (TradeStation Securities) for equities, options, futures and forex account services. As of June 30, 2009, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not considered to be material to our consolidated financial statements.

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

Results of Operations

For the three and six months ended June 30, 2009 and 2008, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. Our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. After elimination of intercompany charges, for the three and six months ended June 30, 2009 and 2008, the brokerage services segment accounted for approximately 93% of our consolidated net revenues. Given the size of that percentage, other than our discussion and table in Note 13 – SEGMENT AND RELATED INFORMATION in ITEM 1. FINANCIAL STATEMENTS of PART I of this report, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$31,864	$28,228	$3,636	13	$64,799	$58,752	$6,047	10

Interest income	1,341	7,061	(5,720)	(81)	2,336	16,338	(14,002)	(86)
Brokerage interest expense	—	847	(847)	(100)	—	2,071	(2,071)	(100)

Net interest income	1,341	6,214	(4,873)	(78)	2,336	14,267	(11,931)	(84)

Subscription fees and other	1,993	2,118	(125)	(6)	4,033	4,259	(226)	(5)

Net revenues	35,198	36,560	(1,362)	(4)	71,168	77,278	(6,110)	(8)

Expenses:
Employee compensation and benefits	10,653	10,827	(174)	(2)	21,152	20,046	1,106	6
Clearing and execution	7,814	8,510	(696)	(8)	16,662	18,036	(1,374)	(8)
Data centers and communications	2,887	2,369	518	22	5,649	4,760	889	19
Marketing	1,791	1,483	308	21	3,593	2,788	805	29
Professional services	912	159	753	474	1,760	1,788	(28)	(2)
Occupancy and equipment	746	755	(9)	(1)	1,483	1,507	(24)	(2)
Depreciation and amortization	1,115	1,082	33	3	2,244	2,032	212	10
Other	1,685	1,351	334	25	3,210	2,801	409	15

Total expenses	27,603	26,536	1,067	4	55,753	53,758	1,995	4

Income before income taxes	7,595	10,024	(2,429)	(24)	15,415	23,520	(8,105)	(34)

Income tax provision	2,914	3,937	(1,023)	(26)	6,054	9,177	(3,123)	(34)

Net income	$4,681	$6,087	$(1,406)	(23)	$9,361	$14,343	$(4,982)	(35)

Three Months Ended June 30, 2009 and 2008

Net revenues were $35.2 million for the three months ended June 30, 2009, as compared to $36.6 million for the three months ended June 30, 2008, a decrease of $1.4 million, or 4%. The primary reason for this decline was a $4.9 million, or 78%, decrease in net interest income, due primarily to decreases in the federal funds target and daily rates of interest and, to a lesser extent, reduced receivables from brokerage customers (margin balances), partially offset by increased brokerage commissions and fees of $3.6 million, or 13%, as a result, we believe, of higher market volatility and the growth of our brokerage account base.

Net income was approximately $4.7 million for the three months ended June 30, 2009, as compared to $6.1 million for the three months ended June 30, 2008, a decrease of $1.4 million, or 23%, due primarily to our 78% year-over-year decrease in net interest income.

Income before income taxes was $7.6 million (22% of net revenues) for the three months ended June 30, 2009, as compared to $10.0 million (27% of net revenues) for the three months ended June 30, 2008, a decrease of $2.4 million, or 24%. Our $2.4 million decrease in income before income taxes was due primarily to our decrease in net interest income of $4.9 million and increases in professional fees of $753,000 and data centers and communications of $518,000, partially offset by our increased brokerage commissions and fees of $3.6 million and decreased clearing and execution costs of $696,000. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 27% to 22% due primarily to the decrease in net interest income, partially offset by increased brokerage commissions and fees.

During the three months ended June 30, 2009, we recorded an income tax provision of $2.9 million based upon our current estimated annual effective income tax rate of approximately 39%. During the three months ended June 30, 2008, we recorded an income tax provision of $3.9 million based upon our then-estimated annual effective income tax rate of approximately 39%. During the 2009 second quarter, our estimated annual effective income tax rate decreased due primarily to a research and development tax credit recorded during the 2009 second quarter (absent in the 2008 period as the credit had not yet been extended by Congress) and to lower income before income taxes in proportion to our permanent tax differences. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees consist of commissions for equities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended June 30, 2009, brokerage commissions and fees were approximately $31.9 million, as compared to $28.2 million for the three months ended June 30, 2008. This $3.6 million, or 13%, increase was due primarily to increased brokerage commissions of $3.1 million from higher trading volume related mostly, we believe, to higher market volatility during the 2009 second quarter (generally, as market volatility increases our customer accounts’ trade volume increases), growth of our brokerage customer account base, and a $454,000 increase in platform fees. We continuously review and assess our pricing, which includes commissions and platform and other fees, and we may adjust such fees from time to time in response to competitive pressures if and when they arise or as strategic pricing initiatives.

Interest Income – Interest income consists of interest earned from self-clearing operations (primarily, interest earned on brokerage customer cash balances and interest earned from brokerage customer margin lending balances), interest revenue-sharing arrangements with clearing agent firms, and interest or income from corporate cash and cash equivalents and marketable securities. For the three months ended June 30, 2009, interest income was $1.3 million, as compared to $7.1 million for the three months ended June 30, 2008. This $5.7 million, or 81% decrease, was due primarily to decreases in the federal funds target and daily effective rates of interest and, to a lesser extent, reduced interest on receivables from brokerage customers (interest on margin balances). During the three months ended June 30, 2009, the Company reallocated most of its investments to U.S. Treasury Bills and, to a lesser extent, money market funds that invest primarily in U.S. Treasury Bills (collectively, “US Treasury Investments”). As a result, the Company’s interest income is now affected principally by the yields obtained from such investments. The Company’s interest income has historically been dependent upon the federal funds daily effective rate and the federal funds target rate of interest, but now, since the shift to US Treasury Investments, only the federal funds target rate of interest for futures account interest-sharing is relevant. Historically, the weighted average rate of interest for equities accounts was based upon the federal funds daily effective rate of interest and, for futures accounts, was based (and continues to be based) on the federal funds target rate of interest. We estimate, based on the size and nature of our customer assets as of June 30, 2009 (and assuming for these purposes that the size and nature of our customer assets do not change), that each basis point increase or decrease in the US Treasury Investments yield (based upon the tenor of the US Treasury Investments) and, to a lesser extent, the federal funds target rate of interest will impact our annual net income by approximately $56,000. The average federal funds target rate of interest was approximately 0% and 2.1% during the three months ended June 30, 2009 and 2008, respectively. Interest income for future periods may be materially affected by: changes in the US Treasury Investments yield and, to a lesser extent, the federal funds target rate of interest and the extent, if any, to which our customer cash account balances and/or margin lending balances increase or decrease; any decisions we may make to provide more or less favorable debit or credit interest rates to our customers; and whether we convert our futures clearing relationship to an omnibus clearing arrangement (which we are seeking to do), in which case our clearing firm will no longer receive a share of interest income from our futures customer accounts and the yield may no longer be tied to the federal funds target rate of interest.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. During the three months ended June 30, 2009, the average annual credit interest rate paid to our equities customers was 0%, as compared to 0.69% during the three months ended June 30, 2008, and we only pay interest, if at all, for the portion of cash balances in each account over $10,000. Futures and forex customers are not paid interest on the cash balances in their accounts. As a result of the zero interest rate, we did not incur any brokerage interest expense during the three months ended June 30, 2009. Brokerage interest expense was approximately $847,000 during the three months ended June 30, 2008. Factors that could affect brokerage interest expense in the future include: the growth (if any) and mix of business in our brokerage customer base among equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in short-term interest rates or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues consist of, primarily, monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and market data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take fuller advantage of the features and functions of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. For the three months ended June 30, 2009, subscription fees and other revenues were approximately $2.0 million, as compared to $2.1 million during the three months ended June 30, 2008. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services and legacy customer software products have not been actively marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses consist primarily of employee salaries, sales commissions and bonuses, stock-based compensation and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $10.7 million for the three months ended June 30, 2009, as compared to $10.8 million for the three months ended June 30, 2008, a decrease of approximately $174,000, or 2%. This decrease was due primarily to a decrease in stock-based compensation of $1.3 million, partially offset by increases in wages paid to employees of $876,000 and increased bonuses of $216,000. The decrease in stock-based compensation is due primarily to $1.2 million of expense during the second quarter of 2008 relating to accelerated vesting of certain officer and non-employee director stock options that occurred as a result of the collective beneficial ownership of the company by the company’s co-founders falling below 25% in April 2008. The increase in wages was due primarily to increased headcount (mostly in our product development department). During the three months ended June 30, 2009, there was an average of 373 full-time equivalent employees, as compared to 331 full-time equivalent employees during the three months ended June 30, 2008. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2009 as a result of planned additions to employee headcount (primarily in our product development department).

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $7.8 million for the three months ended June 30, 2009, as compared to $8.5 million for the three months ended June 30, 2008, a decrease of approximately $696,000, or 8%. The decrease in clearing and execution expenses, which as a percentage of brokerage commissions and fees decreased to 25% during the three months ended June 30, 2009, as compared to 30% during the three months ended June 30, 2008, was primarily a result of a change in our mix of business among asset classes and to our flat-fee pricing plan which was introduced in July 2008.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, Internet and other communications costs. Data centers and communications expenses were $2.9 million for the three months ended June 30, 2009, as compared to $2.4 million for the three months ended June 30, 2008, an increase of $518,000, or 22%. This increase was due primarily to a $211,000 increase in circuit costs to connect our server farms to data providers and electronic marketplaces and $190,000 in rack space, power and bandwidth charges at our server farms.

Marketing – Marketing expenses consist of marketing programs, primarily: advertising in various media, including television, print media and direct mail; account opening kits and related postage; brochures; and other promotional items, including exhibit costs for industry events and seminars. Marketing expenses for the three months ended June 30, 2009 were $1.8 million, as compared to $1.5 million for the three months ended June 30, 2008, an increase of $308,000, or 21%, due primarily to increased advertising. Our marketing expenses in future quarters may vary significantly as a result of several factors, which may include the success of current and future sales and marketing campaigns and strategies, the launch or release of new platform versions, products or services, the offering of sales seminars, and economic and market conditions.

Professional Services – Professional services expenses consist of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $912,000 for the three months ended June 30, 2009, as compared to $159,000 for the three months ended June 30, 2008, an increase of $753,000, or 474%, due primarily to increased legal fees of $558,000 and increased consulting expenses of $226,000. The increase in legal fees of $558,000 was due primarily to a $625,000 recovery of previously-expensed legal fees, during the three months ended June 30, 2008, as a result of a final settlement with our primary director and officer liability insurance carrier pertaining to the litigation in which we prevailed.

Occupancy and Equipment – Occupancy and equipment expenses consist of rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office and facilities space. Occupancy and equipment expenses were $746,000 for the three months ended June 30, 2009, as compared to $755,000 for the three months ended June 30, 2008, a decrease of $9,000, or 1%.

Depreciation and Amortization – Depreciation and amortization expenses consist of depreciation on property and equipment. Depreciation and amortization expenses were $1.1 million for both the three months ended June 30, 2009 and the three months ended June 30, 2008. Depreciation expense may increase in the future based upon the level of capital expenditures we deem necessary to support our current business and the growth in our business (assuming that growth continues) and to enhance and improve the quality, reliability, speed and capacity of our brokerage services and systems. See Liquidity and Capital Resources below.

Other – Other expenses consist of insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.7 million for the three months ended June 30, 2009 and $1.4 million for the three months ended June 30, 2008, an increase of $334,000, or 25%. The variance is primarily the result of increases in fees to third parties and customer debits and errors.

Six Months Ended June 30, 2009 and 2008

Net revenues were $71.2 million for the six months ended June 30, 2009, as compared to $77.3 million for the six months ended June 30, 2008, a decrease of $6.1 million, or 8%. The primary reason for this decline was an $11.9 million, or 84%, decrease in net interest income, due primarily to decreases in the federal funds target and daily rates of interest and, to a lesser extent, reduced receivables from brokerage customers (margin balances), partially offset by increased brokerage commissions and fees of $6.0 million, or 10%, as a result, we believe, of higher market volatility and the growth of our brokerage account base.

Net income was approximately $9.4 million for the six months ended June 30, 2009, as compared to $14.3 million for the six months ended June 30, 2008, a decrease of $5.0 million, or 35%, due primarily to our 84% year-over-year decrease in net interest income, partially offset by increased brokerage commissions and fees of $6 million, or 10%, as a result, we believe, of higher market volatility and the growth of our brokerage account base.

Income before income taxes was $15.4 million (22% of net revenues) for the six months ended June 30, 2009, as compared to $23.5 million (30% of net revenues) for the six months ended June 30, 2008, a decrease of $8.1 million, or 34%. Our $8.1 million decrease in income before income taxes was due primarily to our decrease in net interest income of $11.9 million, our increase in employee compensation and benefits of $1.1 million, our increase in data centers and communications of $889,000 and our increase in marketing of $805,000, partially offset by our increased brokerage commissions and fees of $6.0 million and decreased clearing and execution costs of $1.4 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 30% to 22% due primarily to the decrease in net interest income and the increase in employee compensation and benefits, which resulted from increased employee headcount (mostly in our product development department), partially offset by increased brokerage commissions and fees.

During the six months ended June 30, 2009, we recorded an income tax provision of $6.1 million based upon our current estimated annual effective income tax rate of approximately 39%. During the six months ended June 30, 2008, we recorded an income tax provision of $9.2 million based upon our then-estimated annual effective income tax rate of approximately 39%. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – For the six months ended June 30, 2009, brokerage commissions and fees were approximately $64.8 million, as compared to $58.8 million for the six months ended June 30, 2008. This $6.0 million, or 10%, increase was due primarily to increased brokerage commissions of $4.6 million from higher trading volume related mostly, we believe, to higher market volatility during the six months ended June 30, 2009 (generally, as market volatility increases our customer accounts’ trade volume increases), growth of our brokerage customer account base, and a $1.3 million increase in platform fees. We continuously review and assess our pricing, which includes commissions and platform and other fees, and we may adjust such fees from time to time in response to competitive pressures, if and when they arise, or as strategic pricing initiatives.

Interest Income – For the six months ended June 30, 2009, interest income was $2.3 million, as compared to $16.3 million for the six months ended June 30, 2008. This $14.0 million, or 86%, decrease was due primarily to decreases in the federal funds target and daily effective rates of interest and, to a lesser extent, reduced interest on receivables from brokerage customers (interest on margin balances). During the three months ended June 30, 2009, the Company reallocated most of its investments to US Treasury Investments. As a result, the Company’s interest income is now affected principally by the yields obtained from such investments. The Company’s interest income has historically been dependent upon the federal funds daily effective rate and the federal funds target rate of interest, but now, since the shift to US Treasury Investments, only the federal funds target rate of interest for futures account interest-sharing is relevant. Historically, the weighted average rate of interest for equities accounts was based upon the federal funds daily effective rate of interest and, for futures accounts, was based (and continues to be based) on the federal funds target rate of interest. We estimate, based on the size and nature of our customer assets as of June 30, 2009 (and assuming for these purposes that the size and nature of our customer assets do not change), that each basis point increase or decrease in the US Treasury Investment yield (based upon the tenor of the US Treasury Investments) and, to a lesser extent, the federal funds target rate of interest will impact our annual net income by approximately $56,000. The average federal funds target rate of interest was approximately 0% and 2.6% during the six months ended June 30, 2009 and 2008, respectively. Interest income for future periods may be materially affected by changes in the US Treasury Investment yield and, to a lesser extent, the federal funds target rate of interest and the extent, if any, to which our customer cash account balances and/or margin lending balances increase or decrease, and any decisions we may make to provide more or less favorable debit or credit interest rates to our customers; and whether we convert our futures clearing relationship to an omnibus clearing arrangement (which we are seeking to do), in which case we will no longer share interest with our clearing firm and the yield may no longer be tied to the federal funds target rate of interest.

Brokerage Interest Expense – During the six months ended June 30, 2009, the average annual credit interest rate paid to our equities customers was 0%, as compared to 0.86% during the six months ended June 30, 2008, and we only pay interest, if at all, for the portion of cash balances in each account over $10,000. Futures and forex customers are not paid interest on the cash balances in their accounts. As a result of the zero interest rate, we did not incur any brokerage interest expense during the six months ended June 30, 2009. Brokerage interest expense was approximately $2.1 million during the six months ended June 30, 2008. Factors that could affect brokerage interest expense in the future include: the growth (if any) and mix of business in our brokerage customer base among equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in short-term interest rates or for other business reasons).

Subscription Fees and Other – For the six months ended June 30, 2009, subscription fees and other revenues were approximately $4.0 million, as compared to $4.3 million during the six months ended June 30, 2008. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services and legacy customer software products have not been actively marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $21.2 million for the six months ended June 30, 2009, as compared to $20.0 million for the six months ended June 30, 2008, an increase of approximately $1.1 million, or 6%. This increase was due primarily to increases in wages paid to employees of $1.7 million and increased sales commissions of $538,000, partially offset by a decrease in stock compensation of $1.4 million. The increase in wages was due primarily to increased headcount (mostly in our product development department). During the six months ended June 30, 2009, there was an average of 369 full-time equivalent employees, as compared to 329 full-time equivalent employees during the six months ended June 30, 2008. The decrease in stock-based compensation is due primarily to $1.2 million of expense during the second quarter of 2008 relating to accelerated vesting of certain officer and non-employee director stock options that occurred as a result of the collective beneficial ownership of the company by the company’s co-founders falling below 25% in April 2008. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2009 due to planned additions to employee headcount (primarily in our product development department).

Clearing and Execution – Clearing and execution expenses were approximately $16.7 million for the six months ended June 30, 2009, as compared to $18.0 million for the six months ended June 30, 2008, a decrease of approximately $1.4 million, or 8%. The decrease in clearing and execution expenses, which as a percentage of brokerage commissions and fees decreased to 26% during the six months ended June 30, 2009, as compared to 31% during the six months ended June 30, 2008, was primarily a result of a change in our mix of business among asset classes and to our flat-fee pricing plan introduced in July 2008.

Data Centers and Communications – Data centers and communications expenses were $5.6 million for the six months ended June 30, 2009, as compared to $4.8 million for the six months ended June 30, 2008, an increase of $889,000, or 19%. This increase was due primarily to a $391,000 increase in rack space, power and bandwidth charges at our server farms, $287,000 for circuit costs to connect our server farms to data providers and electronic marketplaces, and $152,000 for exchange fees.

Marketing – Marketing expenses for the six months ended June 30, 2009 were $3.6 million, as compared to $2.8 million for the six months ended June 30, 2008, an increase of $805,000, or 29%, due primarily to increased advertising of $776,000. Our marketing expenses in future quarters may vary significantly as a result of several factors, which may include the success of current and future sales and marketing campaigns and strategies, the launch or release of new platform versions, products or services, the offering of sales seminars, and economic and market conditions.

Professional Services – Professional services expenses were approximately $1.8 million for both the six months ended June 30, 2009 and the six months ended June 30, 2008. A decrease in legal fees of $396,000 was partially offset by an increase in consulting expenses of $438,000. Legal fees were higher during the 2008 period primarily as a result of $986,000 in costs associated with a trial (in which the Company prevailed), partially offset by a $625,000 recovery of previously-expensed legal fees as a result of a final settlement with our primary director and officer liability insurance carrier pertaining to that litigation in which we prevailed.

Occupancy and Equipment – Occupancy and equipment expenses were $1.5 million for both the six months ended June 30, 2009 and the six months ended June 30, 2008.

Depreciation and Amortization – Depreciation and amortization expenses were $2.2 million for the six months ended June 30, 2009, as compared to $2.0 million for the six months ended June 30, 2008, an increase of $212,000 or 10%. Depreciation expense may continue to increase based upon the level of capital expenditures we deem necessary to support our current business and the growth in our business (assuming that growth continues) and to enhance and improve the quality, reliability, speed and capacity of our brokerage services and systems. See Liquidity and Capital Resources below.

Other – Other expenses were $3.2 million for the six months ended June 30, 2009 and $2.8 million for the six months ended June 30, 2008, an increase of $409,000, or 15%, due primarily to increased customer debits and errors of $313,000.

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

Income Taxes

During the three months ended June 30, 2009, we recorded an income tax provision of $2.9 million based upon our current estimated annual effective income tax rate of approximately 38%. During the three months ended June 30, 2008, we recorded an income tax provision of $3.9 million based upon our then estimated annual effective income tax rate of approximately 39%.

As of June 30, 2009, for financial reporting purposes we estimate that we have available for federal income tax purposes total net operating loss carryforwards and income tax credit carryforwards of approximately $861,000 and $124,000, respectively. The net operating loss carryforwards expire in 2019 and the tax credits expire between 2010 and 2019. These amounts are subject to annual usage limitations of approximately $545,000. These limitations are cumulative to the extent they are not utilized in any year.

In July 2009, we were notified by the Internal Revenue Service that we would undergo a U.S. federal tax examination for the 2007 fiscal year. We are no longer subject to U.S. federal tax examinations for periods prior to 2005, and state and local tax examinations by tax authorities for periods prior to 2003.

See Note 12 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of approximately $94.8 million, of which $956,000 was restricted in support of a facility lease. On July 1, 2009, as a result of TradeStation Securities’ June 30, 2009 month-end calculation under Rule 15c3-1 of the Securities Exchange Act of 1934 (see below), $6.7 million was transferred to cash and investments segregated in compliance with federal regulations from cash and cash equivalents. We had marketable securities of approximately $36.8 million as of June 30, 2009, of which $8.4 million could be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. The remaining $28.4 million was composed of U.S. Treasury Bills with original maturities greater than three months.

As of June 30, 2009, TradeStation Securities had: $734.2 million of cash and investments segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers, net of $42.5 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $21.3 million. Receivables from brokerage customers, net are principally client margin loans which are demand loan obligations in customer equities accounts secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage customer accounts, which were $796.2 million at June 30, 2009. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and the Financial Industry Regulatory Authority (FINRA), and the Commodity Futures Trading Commission’s (CFTC) financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these requirements, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At June 30, 2009, TradeStation Securities had net capital of approximately $91.1 million (125% of aggregate debit items), which was approximately $89.6 million in excess of its required net capital of approximately $1.5 million. At December 31, 2008, TradeStation Securities had net capital of approximately $94.3 million (186% of aggregate debit items), which was approximately $93.3 million in excess of its required net capital of approximately $1.0 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of June 30, 2009, we had security deposits and short-term U.S. Treasury Bills totaling $32.5 million with clearing organizations for the self-clearing of equities and standardized equity option trades. Our cash deposits with DTCC and OCC fluctuate significantly, and may increase or decrease significantly in future periods.

As of June 30, 2009, we had no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows (in thousands):

	Payments Due By Period (in 000’s)
	Total	2009	2010 - 2011	2012 - 2013
Contractual obligations

Operating lease obligations	$12,311	$2,623	$7,982	$1,706

Purchase obligations	6,903	2,472	4,331	100

Total	$19,214	$5,095	$12,313	$1,806

We have no operating lease obligations or minimum purchase obligations extending beyond 2012.

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of approximately $2.1 million for the remainder of 2009. These capital expenditures are primarily for the purchase of computer hardware and to support the growth of our data server farms and back-office systems to help support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy-back plan, up to $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., up to $15 million per 12-month period and up to $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy-back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended June 30, 2009, we used approximately $3.75 million to purchase 484,576 shares of our common stock at an average price of $7.74 per share. During the six months ended June 30, 2009, we used approximately $7.39 million to purchase 1,131,076 shares of our common stock at an average price of $6.53 per share. Since commencement of this buy-back plan on November 13, 2006, through June 30, 2009, we used approximately $39.4 million to purchase 4,191,245 shares of our common stock at an average price of $9.40 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $31.6 million during the six months ended June 30, 2009, as compared to net cash provided by operating activities of $31.4 million during the six months ended June 30, 2008. Net cash provided by operating activities during the six months ended June 30, 2009 of $31.6 million was due primarily to net income as adjusted for;

non-cash items; increases in payables to brokerage customers; and decreases in deposits with clearing organizations. This was partially offset by increases in cash and investments segregated in compliance with federal regulations, receivables from brokerage customers, net, receivables from brokers, dealers, clearing organizations and clearing agents and prepaid income taxes; and decreases in accounts payable and accrued expenses. Net cash provided by operating activities during the six months ended June 30, 2008 of $31.4 million was due primarily to net income as adjusted for; non-cash items; increases in payables to brokerage customers and in accounts payable; decreases in receivables from brokers, dealers, clearing organizations and clearing agents, and in other assets. This was partially offset by increases in cash segregated in compliance with federal regulations, receivables from brokerage customers, net, prepaid income taxes and deposits with clearing organizations, and by decreases in payables to brokers, dealers and clearing organizations and accrued expenses.

Investing activities used cash of $30.4 million and $1.7 million during the six months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities during the six months ended June 30, 2009 was primarily for the purchase of marketable securities and, to a lesser extent, capital expenditures consisting primarily of computer hardware to support the growth of our data server farms and computer software to support our growing infrastructure. Net cash used in investing activities during the six months ended June 30, 2008 was primarily for capital expenditures consisting of computer hardware to support increased capacity of our data server farms.

Financing activities used cash of $6.7 million during the six months ended June 30, 2009 and used cash of $6.8 million during the six months ended June 30, 2008. Net cash used in financing activities during the six months ended June 30, 2009 of $6.7 million was due primarily to approximately $7.4 million used for the repurchase of company shares, partially offset by $567,000 of proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans (and, to a lesser extent, common stock issued at a discount under the company’s employee stock purchase plan). Net cash used in financing activities during the six months ended June 30, 2008 of $6.8 million was due primarily to approximately $7.5 million used for the repurchase of company shares, partially offset by $509,000 of proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plans (and, to a lesser extent, common stock issued at a discount under the company’s employee stock purchase plan) and $171,000 related to excess tax benefits from stock option exercises under our incentive stock plans.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165 (SFAS 165). SFAS 165 applies to all entities that prepare financial statements (interim or annual) in accordance with generally accepted accounting principles (GAAP). When evaluating subsequent events, if an event or other transaction is within the scope of other applicable GAAP, that GAAP should be applied with respect to the recognition, measurement and disclosure of that event or transaction. SFAS 165 indicates that management should evaluate subsequent events through the date the financial statements are issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. Our adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations or cash flows during the three months ended June 30, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. FAS 107-1 and APB 28-1). FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. We did not early adopt this FSP. Our disclosures for the interim period ended June 30, 2009 reflect the adoption of this FSP.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 2008. Our adoption of SFAS No. 161, effective January 1, 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows during the six months ended June 30, 2009.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these nonfinancial assets and liabilities, the effective date has been deferred to fiscal years beginning after November 15, 2008. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. Our adoption of the deferred portion of SFAS No. 157, effective January 1, 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows during the six months ended June 30, 2009.

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

Nearly all TradeStation Securities equities customer accounts are margin accounts and all futures and forex accounts use leverage. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by it or its clearing agents that are collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. New short sales rules have been imposed by regulatory authorities and more may be imposed in the near future. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures transactions that are collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $734.2 million at June 30, 2009. Interest-earning assets are financed primarily by short-term liabilities, which totaled $796.2 million at June 30, 2009, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances (we are currently not paying any interest to customers on their cash balances). TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. As of June 30, 2009: our cash and cash equivalents consisted primarily of US Treasury Investments; our marketable securities consisted primarily of US Treasury Investments and our federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America (which can be tendered for sale upon notice of no longer than seven days); and our security deposits consisted primarily of U.S. Treasury Bills and cash deposits. Most of our cash and investments segregated in compliance with federal regulations are invested in U.S. Treasury Bills of various maturities.

We estimate, based on the size and nature of our customer assets as of June 30, 2009 (and assuming for these purposes that the size and nature of those assets do not change), that each basis point increase or decrease in the US Treasury Investment yield, based on current maturities, and to a lesser extent, the federal funds target rate of interest, results in an annual impact of approximately $56,000 to our net income.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit, and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. On March 6, 2009, TradeStation filed its Opposition Brief. TradeStation has been notified that oral argument on the appeal has been scheduled for September 2, 2009.

On or about September 23, 2008, TradeStation Securities was served with a complaint filed in the Superior Court of Fulton County Georgia styled Freeman et al. v. Vision Financial, LP et. al. Other named defendants include MF Global, Inc. f/k/a Man Financial, Inc., Anthony M. Ramunno, Jr., individually and d/b/a Renaissance Asset Management, RAM I, LLC, Renaissance Asset Management, LLC and William S. Wilkinson. The complaint alleged the following claims under Georgia common law: (i) fraud and conspiracy to defraud; (ii) constructive fraud and negligent misrepresentation; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; and (v) negligence. The plaintiffs alleged that they placed funds with Mr. Ramunno and his hedge fund companies who in turn opened brokerage accounts with TradeStation Securities and the other futures commission merchants. The complaint asserted actual damages of about $1.5 million. On April 2, 2009, the court granted defendants’ (including TradeStation’s) motions to dismiss the case with prejudice and the period during which plaintiffs could have filed an appeal has lapsed.

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada (TradeStation Securities does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on what it believed to be certain relevant exemptions or other applicable legal theories). TradeStation Securities is cooperating with Canadian authorities. TradeStation Securities was offered the option to have this investigation brought, discussed and resolved on a consolidated basis with all relevant Canadian provinces and accepted that proposal. If the matter is resolved with the conclusion that TradeStation Securities is required to register in the Canadian provinces that provide most of its Canadian futures business, and that Canadian clearing services must be engaged, in addition to any fines or settlement amounts required to be paid TradeStation Securities’ choices would be (a) to register for appropriate licenses in Canada (approximate cost of $250,000) and retain Canadian clearing services for that business (TradeStation Securities futures clearing firm is not registered in Canada and, TradeStation Securities believes, relies on what it believes to be applicable exemptions to clear such business), the cost of which is presently unknown, or (b) close all Canadian futures accounts (in 2008, revenues from Canadian futures accounts were approximately

$1.2 million). TradeStation Securities’ forex business from Canadian residents is minimal. TradeStation Securities made a written offer to settle the consolidated matter for a payment of $25,000. The Canadian authorities rejected that offer. It is too early to predict the outcome of this investigation.

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

The following table sets forth information on our common stock buy-back program for the quarter ended June 30, 2009:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
April 2009	172,625	$7.24	3,879,294	$23,000,000
May 2009	162,471	7.69	4,041,765	21,750,000
June 2009	149,480	8.36	4,191,245	20,500,000

Total	484,576	7.74

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Meeting

On June 2, 2009, TradeStation Group held its 2009 Annual Meeting of Shareholders (the “Annual Meeting”).

(b) Election of Board of Directors

At the Annual Meeting, an election was held for the entire Board of Directors of TradeStation Group. All five nominees to the Board of Directors were elected (four of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

	For Election		Withheld
Nominee for Director	Number	Percentage	Number	Percentage
Denise Dickins	38,311,855	98.3%	656,814	1.7%
Michael W. Fipps	35,107,863	90.1%	3,860,806	9.9%
Nathan D. Leight	38,412,260	98.6%	556,409	1.4%
Salomon Sredni	38,411,459	98.6%	557,210	1.4%
Charles F. Wright	38,316,856	98.3%	651,813	1.7%

(c) Other Voting Matters

At the Annual Meeting, a proposal was submitted to the shareholders to approve an amendment to the TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (the “Plan”) to increase the number of shares reserved for issuance under the Plan from 350,000 shares of common stock to 700,000 shares of common stock, subject to future antidilution adjustments. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention	Broker Non-Votes
24,286,432	11,564,624	20,760	3,096,853
67.7%	32.2%	0.1%

At the Annual Meeting, a proposal was submitted to the shareholders to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for TradeStation Group for the fiscal year ending December 31, 2009. This proposal was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

For	Against	Abstention
38,829,764	120,905	17,999
99.6%	0.3%	0.1%

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

10.1	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of June 2, 2009 #

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

August 6, 2009	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer, Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer and as Principal Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of June 2, 2009 #

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

#	Indicates a management contract or compensatory plan or arrangement.