Form 10-K
period 2009-12-31
TRADESTATION GROUP INC
filed 2010-03-12
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates as of June 30, 2009 (based upon the closing price of $8.46 per common share as quoted on The NASDAQ Global Select Market on such date), was approximately $354,864,615.

The registrant had 41,165,666 shares of common stock, $.01 par value, outstanding as of March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed within 120 days after December 31, 2009 in connection with its 2010 annual meeting of shareholders are incorporated by reference in Part III of this report.

i

PART I

ITEM 1.	BUSINESS

Overview and Recent Developments

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., a licensed securities broker-dealer and a registered futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two established operating subsidiaries. The company’s third subsidiary, TradeStation Europe Limited, a company organized under the laws of England and Wales, is authorized and regulated by the UK Financial Services Authority (FSA), and holds what is known as a “Passport,” to introduce brokerage accounts for residents of countries within the European Economic Area. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning electronic trading platform that enables traders to test and automate “rule-based” trading strategies (both technical and fundamental) across multiple asset classes, namely, equities, equity and index options, futures (chiefly electronic futures contracts), and foreign currencies (forex).

TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the New York Stock Exchange (NYSE), Financial Industry Regulatory Authority (FINRA), Securities Investor Protection Corporation (SIPC), National Futures Association (NFA), National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), Options Clearing Corporation (OCC), Boston Options Exchange (BOX), Chicago Board Options Exchange (CBOE), Chicago Stock Exchange (CHX), International Securities Exchange (ISE), and NASDAQ OMX. TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, uses an established futures clearing firm to clear its futures business on an omnibus clearance basis, and uses an established forex dealer firm to clear its forex business (although we are in the process of establishing ourselves as a forex dealer that will act as counterparty to customers’ trades on a risk-free basis through the use of an established electronic market matching service and a prime brokerage relationship with a large U.S. financial firm).

The TradeStation electronic trading platform seamlessly integrates powerful strategy trading software tools, historical and streaming real-time market data, and electronic order-routing and execution. The TradeStation platform’s electronic order-routing of trades means, with respect to equities, equity and index options, and futures transactions, Internet connections to all major U.S. electronic exchanges and marketplaces, or electronic access provided by certain market makers or other third parties who offer or enable ‘best execution.’ For forex, the TradeStation trading platform is connected to the electronic inter-bank market via a seamless connection through a dealer system that is itself connected to the electronic inter-bank market. In each of these electronic marketplaces, buyers and sellers (or counterparties) participating on the network are matched, often instantaneously following the placement of their orders. In addition to strategy trading tools, real-time market data and order placement and routing, the TradeStation electronic trading platform offers powerful automated and manual advanced order placement functions and capabilities, and numerous advanced charting and analytics features.

In the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2010, TradeStation Securities was rated higher as a stock brokerage than Charles Schwab, E*Trade, Fidelity Brokerage, optionsXpress, Scottrade Financial Services and thinkorswim (an online brokerage firm recently acquired by TD Ameritrade), and was rated higher as a futures brokerage than Lind-Waldock and optionsXpress. TradeStation was also named, for the eighth year in a row, best Institutional Platform and best Professional Platform.

At December 31, 2009, TradeStation Securities had approximately 46,200 equities, futures and forex accounts, the vast majority of which were equities and futures accounts, compared to approximately 42,400 accounts at December 31, 2008. During the 2009 fourth quarter, TradeStation Securities’ brokerage customer account base averaged just over 79,000 daily average revenue trades (often called “DARTs”), compared to 121,000 during the 2008 fourth quarter. During 2009, the average TradeStation Securities account made over 510 revenue trades. As of December 31, 2009, the average asset balance of an equities account was approximately $69,000 and the average asset balance of a futures account was approximately $19,500. Total account assets were approximately $2.1 billion.

During 2009, approximately 54% of TradeStation Securities’ brokerage commissions and fees, were generated by derivatives trading (financial and commodity futures, equity and index options, and spot forex), as opposed to cash equities trading (stocks and ETFs). These results are consistent with a trend over the past few years towards derivatives trading by TradeStation Securities’ customer account base (when TradeStation Securities launched the TradeStation platform in mid-2001, nearly all of its accounts and customer trades were cash equities).

TradeStation Technologies owns all of our intellectual property. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality charting and analysis service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution or other brokerage services. Subscribers are charged a monthly subscription fee. The TradeStation trading software platform was named, for the seventh year in a row, best Online Analytical Platform in the Technical Analysis of Stocks and Commodities magazine Readers’ Choice Awards published in February 2010, as well as, for the sixth year in a row, best Trading Systems-Stocks, best Trading Systems-Futures, and best Trading Systems-Options.

Recent economic events have had some negative impact on the company. Historically, the company has derived a significant portion of its brokerage revenues from interest income. In 2009, decreases in the federal funds target and daily rates of interest, as well as decreases in treasury bill and treasury note rates of interest, had a negative impact on the company’s interest income and, consequently, its brokerage revenues and net income. We believe that lower market volatility and lower exchange volumes in 2009, compared to 2008, have also negatively affected our brokerage revenues and net income. We also believe that high unemployment and other economic and market factors, among other factors, have contributed to our experiencing lower net brokerage account growth during 2009 than the net growth rates we previously achieved.

We have never engaged in, and have no plans to engage in, the business of creating, buying, or selling mortgages, mortgage backed securities or credit default swaps, or any banking or insurance related activities. We do not engage in proprietary trading, so our cash investments are not subject to the risks of sudden market movements. We have no long-term debt and do not utilize a credit facility or any other borrowing mechanism to fund our operations. As a result, the tightening of the credit markets has had no material impact, and is not expected to have any material impact, on the company’s ability to continue its day-to day operations.

We have had four recent developments we believe are worth mentioning in this opening section of our report. They are as follows: (1) we are in the process of launching an enhanced institutional trader offering, which we call TradeStation Prime Services; (2) we have changed our futures brokerage business from being a futures commission merchant that introduces accounts to its clearance firm on an individual, fully-disclosed basis (with the clearance firm maintaining custody and control of the clients’ account assets) to being a futures commission merchant that now clears with its clearance firm on an omnibus basis (meaning that we have custody and control of client account assets and all client balances and trading activity is carried on our books and records); (3) we have launched TradeStation Strategy Network, an online marketplace of unaffiliated third-party trading strategies that run on the TradeStation trading platform, hosted and offered by TradeStation Technologies to brokerage clients of TradeStation Securities; and (4) we are in the process of transitioning our forex brokerage business from being an introducing broker that introduces accounts to an established forex dealer firm on an individual, fully-disclosed basis to being a “risk-free principal” forex dealer whose trading platform is connected to a liquid forex electronic marketplace and utilizes the prime brokerage services of a large U.S. financial firm. These four items are discussed, as appropriate, in the relevant sections of this report.

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

Industry Background

U.S. Active Trader Market

An active trader in the United States has been defined by Celent Communications in a February 2009 research report (“Online Brokerages: Trends and Developments – The Online World Changes Investing Yet Again”) as one who trades on average at least 10 times per month, or 120 times per year. Celent estimates that out of the estimated 30 to 40 million online brokerage accounts in the United States, a little less than 5% (1,500,000 to 2,000,000) of those accounts meet that definition. Similarly, a November 2005 research report by Fox-Pitt, Kelton (acquired by Macquarie) characterized active equities traders as those who tend to trade from 10 to 20 times a month, with account balances in the $25,000 to $75,000 range, and who utilize margin to some degree in their trading. A January 2009 research report by Keefe, Bruyette & Woods, which estimated the total number of online accounts to be 25 million, indicated that about 6%, or 1.5 million, of those accounts are active trader accounts, and that such active trader accounts generate more than 50% of the total revenue generated by all online brokerage accounts.

The 2009 Celent report made several general observations about the current state of the retail online trader market. The report noted that as poor markets and declining numbers of advisors push investors toward a self-service environment, online brokerages are positioning themselves to take advantage of future growth and that firms continue to enter the space as dedicated or stand-alone online brokerage providers, which is the model we adopted when we launched our online brokerage offering in 2001. The report also noted that derivatives, specifically equity options, futures and foreign exchange, are all establishing a growing presence in the online brokerage world, and there continues to be a move to more sophisticated investment products, which is being supported by the improvements of online trading platforms in terms of capabilities and trading sophistication. The report suggests that the accelerated growth of investment self-service, both despite and as a result of the massive market declines of 2008, may be the harbinger of even-more rapid growth over the next few years for online brokerage firms, and notes that today the typical online brokerage client has multiple accounts, averaging three to four, and, more often than not, no longer utilizes a traditional full-service brokerage account.

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

U.S. Institutional Trader Market

We see the institutional trader market in the United States, as it relates to potential customer relationships for electronic brokerage firms like TradeStation Securities, consisting of “buy side” firms such as certain hedge funds, money managers, commodity trading advisors and commodity pool operators, registered investment advisers who use short-term trading strategies, and certain proprietary trading desks at large firms. Many believe that, now more than ever, buy side institutional traders have become less and less pleased with Wall Street (traditional sell side brokerage firms) and are moving, to one degree or another, towards using execution management systems (EMS’s) to execute themselves their portfolio managers’ trading decisions. A January 2006 Bear Stearns report states that “the impact of financial technology on the securities markets cannot be understated,” noting that “the technologies originally developed to give the ‘day trader’ the ability to trade with professionals is now, ironically, being targeted at institutional customers by most brokerage firms.” Institutional trading currently represents a small percentage of the company’s brokerage revenues. However, we are in the process of launching our new TradeStation Prime Services division. TradeStation Prime Services seeks to fill the growing need of start-up to mid-sized hedge funds, registered investment advisers, professional traders and asset managers for quality prime brokerage services which are no longer being provided by the larger firms that traditionally served this market segment, as well as to help serve the requirement of many hedge funds (and their investors) that multiple prime brokerage relationships be maintained (to spread the risk of failure of the prime brokerage firm or relationship). We believe the offering of TradeStation Prime Services makes good sense in an environment where (1) the majority of hedge funds in the U.S. are not being served by the major prime brokerage firms, and (2) many experienced and talented financial managers and traders find themselves unemployed and “starting over” by starting or joining small hedge funds to utilize their experience and talent, and are looking for a prime brokerage firm that will devote attention to their needs to start-up and grow their businesses.

Non-U.S. Markets

We believe there are market opportunities outside of the United States for TradeStation at both the retail and institutional level. We believe that to compete fully and effectively for active traders in those markets, a trading platform needs to be connected to local or regional exchanges for both market data and order placement and execution, and there needs to be language translations of user materials, acceptance of local currencies to fund accounts, and local customer and technical support. We also believe opportunities exist in certain regions to develop what is often called “cross-border” business, meaning online traders outside the U.S. interested in opening U.S. brokerage accounts and trading U.S. markets. We plan, through both the efforts of our TradeStation Europe Limited subsidiary, independent agents in local markets and potential strategic partnerships, to attempt to begin to penetrate these markets. Steps we have taken, such as adding to our brokerage platform market data for ICE Europe, Xetra and five German regional exchanges, along with our Eurex market data offering, are expected to increase the attractiveness of our platform in Europe and to U.S. traders who are interested in analyzing non-U.S. markets. We have also recently entered into a relationship with a company in Brazil that should enable certain Brazilian institutional investors to utilize TradeStation to conduct real-time market data analyses and place and execute trades in U.S. and forex markets.

According to Celent’s 2009 report, U.S. investors’ interest in international equities has grown in recent years, as they are increasingly using international equities to diversify their portfolios and reduce risk, gain exposure to foreign currencies, and achieve superior returns offered by some emerging markets. We also believe that our forex offering, which is an international market, can, subject to buying power/margin limits that may soon be imposed by FINRA and CFTC, have appeal to forex traders worldwide if we can offer accounts that may be funded in local currencies or an otherwise acceptable currency exchange mechanism for customer accounts. Given our belief that we need to add local and regional market data and order execution to increase substantially the appeal of our offering to markets outside the U.S., our success in these markets will, in part, be determined by the quality and timing of these enhancements, which, in turn, will depend on the speed with which we are able to increase our product development and other needed resources and the priorities we assign to those resources to focus on the U.S. market relative to non-U.S. markets.

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

Having or using an electronic order execution system, whether accessed directly by the brokerage customer through the TradeStation electronic trading platform or by a TradeStation Securities broker on behalf of the brokerage customer, means that both the online services and the firm’s trading desks are connected to electronic equities, equity and index options, futures and forex market centers, market makers or dealers. This system often results in the simplest, most direct and speediest execution of orders at the best available price. With respect to pit-traded futures contracts, TradeStation is directly connected to its futures clearing agent’s online execution system, which sends the order directly to the trading pit. Approximately 99% of the company’s futures trades are on the electronic futures exchanges. With respect to forex deals, the TradeStation electronic trading platform is seamlessly connected to a third-party forex dealer’s system for the placement of forex orders directly from the TradeStation platform, but this may change during 2010 as TradeStation continues its transition to becoming a “risk-free principal forex” dealer.

TradeStation Securities self-clears for its active trader, and some of its institutional, equity securities accounts, including stock, ETF, and equity and index option trades. Other institutional accounts for equity securities, and all futures accounts (through December 31, 2009), are carried on a “fully disclosed” basis by the brokerage’s clearing agents or are given order execution services on a DVP/RVP basis for equities, or a “give-up” basis for futures, in either case with the orders cleared and settled by the client’s prime brokerage firm. In January 2010, we completed a transition of our futures clearance arrangement from a fully-disclosed relationship to an omnibus clearance relationship basis with a facilities management agreement. This now allows our customers to maintain their accounts directly with TradeStation Securities, including custody and control by TradeStation of those customers’ account assets and the carrying of those individual accounts on TradeStation’s books and records (and the clearance services now provided by our clearance agent are for three “omnibus” accounts in TradeStation’s name as customer, which include the balances, transactions and other account activity of all of TradeStation’s futures brokerage accounts). Under the facilities management agreement, our futures clearance agent, as TradeStation’s back-office vendor, provides on behalf of TradeStation many of the back-office services required to support those individual futures accounts which it provided when those accounts were fully disclosed and carried on our clearance agent’s books and records. Over time, TradeStation intends to rely less on the services provided under the facilities management agreement and eventually to provide all such back-office services in a manner similar to what it does for its self-clearing of equities and equity options accounts. For forex deals, an unaffiliated forex dealer firm acts as principal/counterparty for, and clears, all deals with the company’s forex customers. TradeStation Securities executes (or delivers for execution) its customers’ securities, futures and forex transactions on an agency basis only, as opposed to a principal basis. That is, it acts as the agent for its customers directly in the market. When brokerage firms perform transactions on a principal basis, they are permitted to accept a customer’s order to purchase, purchase the securities in the market for the brokerage firm, and then sell the securities to the customer, or otherwise act as counterparty to the customer’s transaction. TradeStation Securities does not do this. It charges only an agreed-upon commission and does not earn income from marking up or marking down, or sharing in spreads relating to, its customers’ securities, futures or forex transactions. Similar to what it is doing with its futures operations, TradeStation Securities is in the process of transforming its forex offering from a “fully–disclosed” operation where it introduces clients to a third-party forex dealer to one where it acts as a principal, directs aggregated best prices from a multitude of providers to its customers, and provides the required back-office services currently provided by the forex dealer to whom it currently introduces accounts. We expect this transformation to be completed in 2010.

Software Products and Services

In December 2000, we launched the TradeStation electronic subscription service, which replaced the electronic subscription services we had been offering since our October 1999 acquisition of Window On WallStreet. The TradeStation electronic subscription service includes our award-winning strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, and all other features included in the TradeStation electronic trading platform other than trade order placement and other trading or brokerage-related features or services. Effective May 1, 2006, the TradeStation electronic subscription service was offered to new subscribers at the monthly rate of $249.95 and to legacy customers who had “upgraded” at a monthly rate of $179.95. We evaluate our approach to subscription fee pricing on an ongoing basis. TradeStation (both as a subscription service and as a brokerage account trading platform) also offers our OptionStation and RadarScreen functions and features. OptionStation, also an award-winning technology, is an options trading analysis product for equity, index and futures options that enables traders to explore options trading strategies. RadarScreen enables traders to scan securities markets to identify potential buying or selling opportunities based upon the traders’ own trading strategies.

We ceased marketing our legacy software products in May 2000 and ceased marketing our subscription software services in December 2000. Accordingly, in 2009, 2008 and 2007 and, we expect, for the foreseeable future, our brokerage operations produced, and should continue to produce, most of our revenues. In each of 2009, 2008 and 2007, revenues from brokerage services (consisting primarily of brokerage commissions and fees and net interest income) accounted for approximately 93% of our total consolidated net revenues, and software products and services and “other” revenues accounted for approximately 7% of our total consolidated net revenues over that three-year period.

Sales and Marketing

Our marketing in 2009 consisted principally of e-mail, sales seminars, banner and keyword search advertising on financial Web sites, our Web sites, television advertising on financial news channels, print advertising in Active Trader, Futures, SFO, and Technical Analysis of Stocks & Commodities magazines and direct mail. The mix and frequency of television, print, Web-site, Internet, direct-mail and in-person marketing methods that we use to try to achieve results will likely be continually modified as we test and use such methods and mixtures and analyze and interpret the results.

Most of our brokerage accounts are opened by prospects who respond to our advertising either by completing and submitting an online account application or calling a sales associate. The majority of our account applications are submitted online, and we are in the process of completing the installation and set-up of a new online account opening process that we believe will greatly reduce the time from account application to approval for most applicants and, in general, be more user friendly and efficient.

In February 2010, TradeStation Technologies launched TradeStation Strategy Network, an online marketplace of ready-to-trade strategy trading products created by independent developers and offered exclusively to TradeStation Securities brokerage clients. All of these developer strategies are back-tested, on a daily basis, and daily cumulative simulated performance rankings are posted so that brokerage customers can see which simulated results have looked the most successful. Brokerage customers who want to subscribe for and download these strategies can do so by entering into an agreement with the independent developer who created the strategy. Our goal is that presenting brokerage customers with numerous strategy trading ideas to evaluate and incorporate into their own self-directed online trading will lead to increased interest and trading activity on the TradeStation platform, but there can be no assurance that brokerage customers will utilize the TradeStation Strategy Network, or, if they do, that such use will increase their trading activities on TradeStation. TradeStation Strategy Network has just been launched so it is too early to tell if, or when, it will have any impact on our account acquisition, account retention, DARTs, or any other aspect of our business or financial performance.

As of December 31, 2008, all salespeople were compensated on purely a commission basis. During 2009, a new sales commission plan was implemented for our salespeople. Under this new program, salespeople who assist in account openings from applications that are submitted online or result from referrals are compensated by a base salary and quarterly bonuses (depending on performance during each quarter), and salespeople who assist in opening accounts from calls received in response to advertising or otherwise expend greater efforts to have the account opened are paid in commissions based on the trading activity of those accounts over the first twelve months following account funding by the new customer. Our sales people do not have any involvement in trading activity in our customers’ accounts once the accounts are opened.

Revenues derived from customers outside of the United States for the years ended December 31, 2009, 2008 and 2007, were approximately $17.5 million, $22.5 million, and $18.2 million, or 13%, 14%, and 12% of net revenues, respectively. International revenues are collected in U.S. dollars. We currently conduct no marketing, sales or other operations, and maintain no assets, outside of the United States, other than relating to our operations in London via our United Kingdom subsidiary, TradeStation Europe Limited.

Strategic Relationships

Clearing Services. For many of our institutional securities accounts, our brokerage firm’s clearing services are currently provided by J.P. Morgan Clearing Corp pursuant to an industry-standard clearance agreement. Our brokerage firm’s clearing services for our futures accounts are currently provided by R.J. O’Brien & Associates on an omnibus clearance basis pursuant to an industry-standard omnibus clearance agreement and related facilities management agreement. Our server farms have direct connectivity with all major U.S. equities, options and futures exchanges, so we do not, except in limited cases, such as futures pit trading, and certain equities and other markets for institutional traders, use our clearing firms for execution services.

Forex Deal Services. Our forex deal services are currently provided through an arrangement with GAIN Capital Group, Inc. Forex customers design, test, optimize and automate their forex strategies, including the placement of their orders, using TradeStation, then, when a deal order is placed, GAIN Capital’s electronic dealer system processes the order and GAIN Capital acts as counterparty/principal with respect to the execution and clearing of each forex deal. Similar to what it is doing with its futures operations, TradeStation Securities is in the process of transforming its forex offering from a “fully-disclosed” operation where it introduces clients to a third party to one where it acts as a principal, directs aggregated best prices from a multitude of providers to its customers, and provides the required back-office services currently provided by the forex dealer to whom it currently introduces accounts. We expect this transformation to be completed in 2010.

Technology Development

We believe that our success depends, in large part, on our ability to offer unique, Internet-based trading technologies with state-of-the-art order execution technologies, and continuously enhance those technologies, as well as develop and implement well-designed and user-friendly Web sites. To date, we have relied primarily on internal development of our products and services. In 2009, 2008 and 2007, technology development expenses were approximately $14.1 million, $11.5 million and $8.7 million, respectively. As of December 31, 2009, our technology development team consisted of 134 people, compared to 107 people as of December 31, 2008, a 25% increase. We plan to increase our technology development headcount in 2010, but there can be no assurance that we will succeed in increasing our technology development headcount or that, if we do, such increase will result in better or more-rapidly developed products or services, or better performance (financial and otherwise), by the company.

We view our technology development cycle as a four-step process to achieve technological feasibility. The first step is to conceptualize in detail the defining features and functions that we believe our targeted market requires from the product or service, and to undertake a cost-benefit analysis to determine the proper scope and integration of such features and functions. Once the functional requirements of the product or service have been determined, the second step is to technically design the product or service. The third step is the detailed implementation, or engineering, of this technical design. The fourth step is rigorous quality assurance testing to ensure that the final product or service generally meets the functional requirements determined in the first step. Several refinements are typically added and tested in the quality assurance phase of development. Once this process is completed, technological feasibility has been achieved and the working model is available for release to our customers. Near the end of 2008, we implemented a new approach to our product development, which seeks to synthesize better the functions of code engineering, quality assurance and product management using a multi-department team approach, with the goal of breaking down complex, long-term projects into smaller, more manageable components with shorter release cycles, thus identifying development issues earlier in the process and bringing higher-quality products to market more rapidly.

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

Product-use Training. We consider user education important to try to help our customers increase their abilities to use our products and services fully and effectively, and to improve customer account retention. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites, including online tutorials, as well as in-person training seminars, so that our customers may learn to use and take full advantage of the sophisticated technology of the TradeStation electronic trading platform. The TradeStation.com Support Center includes access to an interactive community for active traders who engage or have interest in the development, testing and use of objective trading strategies. The community (sometimes known in the industry as “social networking”) provides numerous discussion forums on a variety of topics related to strategy development and technical trading, as well as TradeStation product and service features, articles about trading from industry leaders, and a “library” of strategy indicators, rules and components written in our proprietary EasyLanguage, many of which are donated by third parties. TradeStation Technologies also recently launched TradeStation Strategy Network, an online marketplace where brokerage customers can search for ready-to-trade strategy trading products created by independent developers. See “Sales and Marketing” above.

Competition

The market for online brokerage services is intensely competitive and continues to rapidly evolve, and over recent years there has been substantial consolidation in the industry. We believe consolidation is occurring in the four major online execution markets for active traders – equities, equity and index options, futures and forex – meaning that, contrary to specializing in offering services for only one of those market instruments, more and more firms are offering or plan to offer three or four of those services. With our offering of online trading services for all four of these markets, we have embraced this consolidation. Also, as a result of price pressure, unused infrastructure capacity at the largest online brokerage firms, and the desire of the larger firms to acquire sophisticated electronic trading technologies, there have been numerous acquisitions in our industry, mostly by larger firms that are seeking to increase their ability to compete on both quality and price, and to expand their product offering to include more derivatives.

We believe that competition, as well as consolidation, will continue to increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession and volatility; the size of the active trader market today and in the future; the extent to which institutional traders are willing to use electronic brokerage services offered by firms that have traditionally served mostly retail customers; product and service functionality; data availability and cost; execution and clearing costs; ease of use; reliability; financial stability and strength; customer service and support; and sales and marketing decisions and efforts.

We face direct competition from several publicly-traded and privately-held companies, principally online securities brokerages and futures commission merchants, including providers of electronic order execution services. Our competitors include the many online brokerages currently active in the United States, some of which offer both equities (including equity and index options) and futures brokerage services, including Charles Schwab & Co., E*Trade Securities, Fidelity Brokerage Services, Interactive Brokers, optionsXpress, Scottrade Financial Services and TD Ameritrade. Virtually all online brokerage firms are focused on attracting and retaining active traders, who are the most valuable segment of their online trader customer base. The larger firms, although some are trying to expand more into the derivatives markets, particularly equity options, focus mostly on equities investors. Competitors specifically or heavily focused on equity and index options traders include Interactive Brokers, optionsXpress and TD Ameritrade. Firms focused heavily on futures traders include retail divisions and/or introducing broker networks of Calyon, The Fimat Group, Interactive Brokers, MF Global (formerly Man Financial) and R.J. O’Brien, and those heavily focused on retail forex include FXCM, GAIN Capital, GFT and Interactive Brokers.

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

Generally, competitors may be able to respond more quickly or effectively to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services. We believe we need to continue to increase our technology development resources to improve the quality of our offering, automate and improve certain account opening and customer support services, and the pace at which we release new features, enhancements, products and services. There can be no assurance that our efforts in this regard will succeed, or that existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to the active trader market. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

Our success is and will be heavily dependent on proprietary software technology, including certain technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of patent, copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We currently have patent applications pending for the TradeStation trading platform, and own two patents that cover what we believe to be important product features that have been incorporated into TradeStation. With respect to the pending patent applications, there can be no assurance that we will obtain patents broad enough in scope to have value, or obtain them at all. We also have registered copyright rights in our EasyLanguage dictionary and documentation and TradeStation software.

We have obtained trademark registrations for the TradeStation mark in the United States, Australia, Canada, the European Community, Indonesia, Korea, Singapore, South Africa and Taiwan. We have obtained registrations for the OptionStation mark in the United States, Canada and the European Community. We have obtained registrations for the EasyLanguage and Strategy Network marks in the United States and the European Community. We have obtained registrations in the United States for the marks ActivityBar, PositionGraphs, PowerEditor, ProbabilityMap, RadarScreen, Test Before You Trade and other marks.

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

There has been substantial litigation in the software industry involving intellectual property rights. We do not believe that we are infringing, or that any technology in development will infringe, the intellectual property rights of others. However, there can be no assurance that infringement claims will not be asserted by our competitors or others, and, if asserted, there can be no assurance that they would not have a material adverse effect on our business, financial condition and results of operations. In fact, we recently learned of a complaint filed in the United States District Court, Northern District of Illinois, alleging that we are infringing several patents.

To the extent that we acquire or license a portion of the software or data included in our products or services from third parties (some data and software are licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. Software patent infringement cases in financial service industries are becoming more frequent, and we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. In fact, as first mentioned in the previous paragraph, we recently learned of a complaint filed in the United States District Court, Northern District of Illinois, alleging that we are infringing several patents. In the future, litigation will likely be necessary to establish, define, enforce, defend and protect patents, trade secrets, copyrights, trademarks and other intellectual property rights. Any such litigation would likely be costly and divert management’s attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

Our brokerage subsidiary, TradeStation Securities, is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities and securities and index options business and as a futures commission merchant with respect to its futures and forex business. Broker-dealers and futures commission merchants are subject to regulations covering all aspects of those businesses, including: sales methods; trade practices; use and safe-keeping of customers’ funds and securities; clearing, processing and settlement of trades, and arrangements with clearing houses, exchanges and clearing corporations; capital structure; cash deposit or escrow requirements (or their equivalent); record keeping; regulatory reporting; conduct of directors, officers and employees; and supervision. To the extent TradeStation Securities solicits orders from customers or makes investment recommendations (which it currently does not), it is subject to additional rules and regulations governing, among other things, sales practices in that area and the suitability of recommendations to its customers.

TradeStation Securities’ mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the SEC, FINRA, NYSE, CFTC, NFA, the Board of Governors of the Federal Reserve System, DTCC, OCC, various securities and futures exchanges, other self-regulatory associations and organizations, and legislation that affects taxes or fees payable on or with respect to customer trading activity, volume or account balances; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerages that target an active trader customer base or market the concepts of rule-based trading, strategy trading or trading systems, simulated results from historical tests or “paper trading” of strategies, or strategy automation. As a result of the recent economic and market crises, the recent discovery of major “Wall Street” fraud scandals, and the stated intentions of our government and regulators, we believe there is a reasonable likelihood that there will be significant changes to the statutes and regulations that affect our business, new and modified regulations will be enacted, and enforcement of regulations will be broader and more stringent than in the past. There is no way to predict the effect, if they occur, these changes will produce or how they may adversely affect the way we conduct our business or our revenues, costs, employee resources or financial results.

With respect to active trading, FINRA has adopted rules that require firms to provide customers with a risk disclosure statement about active trading. Further, FINRA and NYSE’s margin rules impose more restrictive requirements for “pattern” active traders (also called “day traders”). Governmental concern includes a focus on two basic areas: that the customer has sufficient trading experience and that the customer has sufficient risk capital to engage in active trading. A minimum equities account balance of $25,000 is required. TradeStation Securities’ customer account documentation specifies that being an equities brokerage customer of TradeStation Securities is only for traders who have experience in active trading, are willing to risk considerable amounts of capital (at least $50,000), and are interested in engaging in high-risk, short-term, speculative trading activity. We believe our brokerage firm’s minimum account opening requirements, as well as the extensive user education documentation and tutorials offered on our Web site, are consistent with both the letter and the spirit of current rules and regulations concerning active trading. With respect to the use of investment analysis software tools generally, and simulated performance reports of trading systems or strategies in particular, FINRA, the NFA and NYSE have specific rules regarding how a broker-dealer or futures commission merchant may market those tools to the public and to existing clients.

With respect to forex trading, retail forex trading in particular, FINRA and CFTC have proposed rules which would, if adopted, prevent broker-dealers and futures commission merchants from offering competitive buying power (when compared to the buying power that could be offered by non-U.S. forex dealers) to forex customer accounts. FINRA has proposed a limit on buying power leverage of 4-to-1 and the CFTC has proposed a limit on buying power leverage of 10-to-1, while the buying power leverage typically offered throughout the world today is up to 100-to-1 or 200-to-1. If either of these rules is adopted, we may no longer be able to effectively compete with non-U.S. forex dealers for forex business.

There has been a trend during the past few years of the SEC imposing new restrictions on short sale transactions. In 2005, the SEC adopted regulations requiring that broker-dealers “locate” shares for short sale transactions and requiring that delivery of those shares take place within a limited time frame. In 2008, the SEC implemented a temporary ban on short selling of financial sector securities. This was followed by more stringent requirements regarding the location and delivery of borrowed shares. More recently, in February, 2010, the SEC adopted a new rule which limits short selling on individual stocks whose value has declined by ten percent or more in a single day. A significant percentage of our daily client trades on many trading days are short sale transactions. Accordingly, the adoption of rules that restrict, limit or ban short selling could have a significant impact on our business.

TradeStation Europe Limited, which was formed to introduce brokerage customers from the European Union to TradeStation Securities, is authorized and regulated by the FSA, and, in using its “Passport” to conduct such business throughout countries in the European Economic Area, is generally subject to the marketing, solicitation and other customer protection rules in effect in each country in which it conducts such business.

The SEC, FINRA, NYSE, CFTC, NFA, FSA and other self-regulatory associations and organizations (SROs) and state and foreign securities commissions and agencies can censure, fine, enjoin, suspend, expel or issue cease-and-desist orders to a broker-dealer or futures commission merchant or any of its officers or employees. For information about certain recent and/or pending regulatory inquiries and actions, see Item 3. Legal Proceedings.

Marketing campaigns by TradeStation Securities to bring brand name recognition to its services and to promote the benefit of those services, such as the TradeStation electronic trading platform and its various features, are regulated by FINRA and NFA, and marketing materials must be reviewed by an appropriately-licensed TradeStation Securities principal prior to release, and must conform to standards articulated by the SEC, FINRA and NFA. FINRA or the NFA may request that revisions be made to marketing materials, or that modifications be made to co-marketing or referral arrangements or relationships, and can impose certain penalties for violations of its advertising regulations, including censures or fines, a requirement of advance regulatory approval of all advertising, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or futures commission merchant or any of its officers or employees.

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

TradeStation Securities is registered as a broker-dealer in every U.S. state and the District of Columbia and it is subject to regulation under the laws of those jurisdictions, including registration requirements and being subject to sanctions if a determination of misconduct is made. Recently, several states, including Florida (where the company is headquartered), have enacted and/or have been considering new or modified legislation that could increase the power of state regulatory authorities to sanction or suspend a brokerage firm that fails to comply with regulatory requirements or experiences adverse results in customer arbitrations. There is no way to predict the effect, if they occur, these changes may produce or how they may adversely affect our business.

TradeStation Securities is a member of the SIPC. SIPC provides protection of up to $500,000 for each securities account brokerage customer, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. For securities brokerage accounts the custody and trade clearing of and for which are handled by TradeStation Securities, an excess SIPC insurance policy placed through Lloyd’s of London provides additional coverage for loss of securities and/or cash in excess of primary SIPC protection, up to $300 million in the aggregate (and up to $24.5 million per any one account) subject to a $900,000 maximum applicable to cash. Based upon the asset size per account and in the aggregate of TradeStation Securities’ securities account customer base as of the date of this report, this excess-SIPC protection, combined with primary SIPC protection, should be adequate to cover the loss of 100% of those customer assets in the unlikely event that TradeStation Securities experienced financial failure and all customer assets were somehow lost. To the extent TradeStation Securities clears its securities brokerage transactions through J.P. Morgan Clearing Corp. (which, currently, it does only for institutional accounts), we understand that J.P. Morgan Clearing Corp. has obtained an excess securities insurance that should provide protection for any loss of securities and/or cash in excess of the primary SIPC protection. Neither SIPC nor excess-SIPC coverage applies to fluctuations in the market value of securities or any losses other than those directly caused by the financial failure of a securities broker-dealer. SIPC does not apply in any manner to futures commission merchants or to futures or forex accounts.

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

Employees

As of December 31, 2009, we had 396 full-time equivalent employees consisting of 119 in brokerage operations (which include clearing and account services, trade desk service, client service, including technical support, and fulfillment), 134 in technology development (including software engineering, product management and quality assurance), 70 in sales and marketing relating to brokerage services, subscriptions and software products (including 50 in sales and account services and 20 in marketing and user education), and 73 in general and administrative (including executive management, finance, information technology services, compliance and human resources). Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

Global Economic Conditions May Impact Our Stock Price

In the second half of 2008 and in 2009, the U.S. securities markets experienced significant price fluctuations. The market prices of securities of companies in the financial services sector were particularly volatile and the market price of our common stock decreased significantly during that period. Reduced confidence in the economy in general, or in the stability of the financial services sector, may further negatively impact the market price of our common stock.

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

Quarterly revenues and operating results of TradeStation Group have fluctuated significantly in the past, and our quarterly revenues and operating results are likely to fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to:

•

negative or positive changes in the condition of the securities and futures markets, and the financial markets and economy generally (which could cause us to experience lower revenues, net income and earnings per share, if negative, and higher, if positive);

•

general economic and market factors, including changes in the condition of the securities and futures markets, and the financial markets and economy generally, that affect active trading and brokerage revenues, including trade volume, market volatility, market direction or trends, unemployment, the level of confidence and trust in the markets, and seasonality (summer months and holiday seasons typically being slower periods);

•

changes in treasury note and/or treasury bill rates of interest (or the federal funds and discount rates that typically influence those rates of interest) – a significant portion of our revenues has historically been derived from interest income, and recent decreases in short-term rates have had and are expected to continue to have a material negative impact on the net interest income component of our brokerage revenues (which, since it has no corresponding cost component other than the interest, if any, we offer to our customers and income taxes, also has a material negative impact on our net income and earnings per share);

•

the company’s ability (or lack thereof), to achieve significant, or any, net increases in daily average revenue trades (DARTs), brokerage accounts and brokerage commissions and fees sequentially or year over year (for example, TradeStation’s DARTs and its brokerage commissions and fees both decreased sequentially and year over year in the 2009 third and fourth quarters, and net account growth substantially slowed in the 2009 third and fourth quarters, and these and other items may decrease sequentially or year over year in subsequent periods);

•	the uncertain correlation between prolonged market volatility, should it occur, and average revenue trades per account;

•

with respect to net new customer accounts, the company’s ability (or lack thereof) to maintain or increase the rate of quarterly gross account additions and to control the rate of quarterly account attrition, particularly in current market and economic conditions, including recession, unemployment, high volatility and swings in volatility, and if those conditions worsen and/or are prolonged;

•

technical difficulties, outages, errors and/or failures in our electronic and software products, services and systems relating to market data, order execution and trade processing and reporting, and other software or system errors and failures, any of which could result in a business or legal requirement to issue large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences (also, although we maintain a redundant back-up system to our order execution systems, that redundancy is not seamless, which could materially intensify the negative consequences described above);

•

market or competitive pressure to lower commissions and fees charged to customers, or to reduce or eliminate monthly platform fees paid by brokerage customers, or to reduce interest rates charged to customers for margin loans or to increase the interest rates used to credit customers’ account cash balances;

•	new applicable laws, rules or regulations that limit our ability to be competitive or which reduce the size of the markets we seek to serve;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies (which continue to evolve) and the timing and success of new product, service or marketing initiatives;

•	our ability to grow our derivatives trading business, particularly options and forex;

•

the effect of changes in product mix (how much of customer trading volume is stocks versus equity options versus futures versus forex, etc.), which can affect our revenues, net income and margins, even if overall trading volume remains the same;

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

•

the effect of unanticipated increased infrastructure costs that may be incurred as the company seeks to increase its product development/information technology headcount and resources (which it is continuing to do) and grows its brokerage firm operations, adds accounts and introduces and expands existing and new product and service offerings, or acquires other businesses;

•

pending, potential or unforeseen third-party claims or regulatory matters that turn out to be significantly more costly, in terms of both judgment or settlement amounts and legal expenses (or the refusal or failure of our insurer to make payments, if applicable), or fines, than we currently estimate or expect;

•

variations from our expectations with respect to hiring and retention of personnel (we intend, for example, to continue to hire additional people in technology development), sales and marketing expenditures, technology development costs, compliance costs, or other expense items;

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

Conditions In The Securities And Financial Markets May Affect Our Rates Of Customer Acquisition, Retention And Trading Activity

Our products and services are, and will continue to be, designed for customers who trade actively in the securities and financial markets. To the extent that interest in active trading, or trading generally, decreases due to low trading volumes, lack of volatility, significant downward movement in the securities or financial markets, or negative market sentiment, or future tax law changes, recessions, depressions, wars, terrorism (including “cyberterrorism”), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. These risks have heightened considerably as a result of the recent crises in our markets and economy, including the severe declines in the markets and high unemployment. Also, unfavorable market conditions have, historically, seemed to severely negatively impact the share price of publicly-held online brokerage firms, and also usually result in more losses for our customers, which could result in increases in quantity and size of errors or omissions or other claims that may be made against us by customers. We do not currently carry any errors or omissions insurance that might cover, in part, some of those potential claims. See “The Nature Of Our Business Results In Potential Liability To Customers” below.

Our Industry Is Intensely Competitive, Which Makes It Difficult To Attract And Retain Customers

The markets for online brokerage services, trading software tools, and real-time market data services are intensely competitive and continue to rapidly evolve. There has, historically, been substantial consolidation of those three products and services in the industry, as well as, more recently, consolidation of the types of financial instruments (equities, equity and index options, futures and forex) offered by firms. There has also been consolidation of online brokerage firms generally, as well as intense price and quality competition. We believe that competition from large online and other large brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will continue. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to focus more on the active trader market. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of about 5% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. Factors outside of our control include: price pressure (on transactional commissions, monthly platform fees and interest rates offered to customers for both credit balances and account borrowings); the timing and market acceptance of new products and services and enhancements developed by our competitors (including strategy back-testing and automation capabilities); market conditions, such as recession and unemployment; the size of the active trader market today and in the future; data availability and cost; and exchange and third-party execution and clearing costs. Factors over which we have more control, but which are subject to substantial risks and uncertainties with respect to our ability to effectively compete, include: timing and market acceptance of new products and services and enhancements we develop; our ability to meet changing market demands for a unified, integrated trading platform that offers customers the ability to trade and manage portfolios containing multiple asset classes; our ability to design, improve and support materially error-free and sufficiently robust Internet-based systems; ease-of-use of our products and services; reliability of our products and services; financial reliability and strength; and pricing decisions and other sales and marketing decisions and efforts.

Attrition Of Customer Accounts And Failure To Maintain Or Increase The Rate Of Growth Of Gross New Account Additions Could Materially Adversely Affect Our Operating Results

We consider an account to be inactive (and exclude it when counting total brokerage accounts) when it has less than a $200 balance and has had no activity for more than 180 consecutive days. Using this method, our account attrition for the 2009 third quarter was the highest we have experienced. Also, net account growth was significantly lower in the 2009 third and fourth quarter as compared to most prior periods. Our current indications are that customer account attrition levels will continue at 2009 levels in 2010. While there is no way to know for certain the specific reasons for these current indications concerning net account growth (which is determined by the number, if any, that gross new account additions in a quarter exceed our customer account attrition in that quarter), we believe that the principal contributing factors are recent and current market and economic conditions, and there may be other reasons or factors, such as the effectiveness or strength of our sales and marketing efforts and customer support and retention methods, or the effectiveness or strength of our competitors. Our failure or inability to address the underlying issues or causes relating to increased attrition and a decrease in net account growth will likely result in decreased net revenues and net income.

Systems Failures May Result In Our Inability To Deliver Accurately, On Time, Or At All, Important And Time-Sensitive Services To Our Customers

The online electronic trading platform we provide to our customers is based upon the integration of our sophisticated front-end software technology with our equally-sophisticated, Internet-based server farm technology. Our server farm technology is the foundation upon which online trading customers receive real-time market data and place buy and sell orders. However, in order for this technology to provide a live, effective, real-time trading platform, it requires integration with real-time market data, which are currently provided directly by the exchanges, other electronic market centers, or by systems of independent third-party market data vendors or other sources (who obtain the data directly from the exchanges or, for forex, from inter-bank markets), the electronic order book systems of electronic communication networks (ECNs), other liquidity providers and electronic systems offered by the exchanges, the clearing and back-office systems we license from SunGard for self-clearance and of the clearance agents we use for trades that we do not self-clear, and the forex deal order placement, settlement and back-office systems of or licensed to the forex dealer firm which is responsible for all of our customers’ forex trades. Accordingly, our ability to offer a platform that enables the development, testing and automation of trading strategies and the placement, execution, clearance and settlement of buy and sell orders depends heavily on the effectiveness, integrity, reliability and consistent performance of all of these systems and technologies. In particular, the stress that is placed on these systems during peak trading times, or by increased trade volume, or highly volatile markets, or upon increases by the exchanges or other market centers of the volume or capacity of data sent to our systems, could cause one or more of these systems to operate too slowly or fail. Outages and other system failures may also be caused by natural disasters and other events and circumstances beyond our control. Also, we do not maintain a seamless, redundant back-up system to our order execution systems, which could materially intensify the negative consequences of any such difficulties, outages, errors or failures. Any major system failure or outage (or series of frequent failures or outages), regardless of the cause, could result in the issuance of large credit amounts to customers, loss of accounts, reduced trading activity, loss of or diminished reputation and recognition in the industry, increased monetary costs and diversion of internal resources, regulatory inquiries, fines and sanctions, and other material adverse consequences.

We have had technical difficulties, outages, errors or failures in our electronic and software products, services and systems relating to market data, which do or may affect trading strategy signals and order placement triggers. These difficulties, outages, errors or failures may cause severe negative consequences to our business. Our failure or inability to address the underlying issues or causes relating to such problems, to adequately correct them and ensure they do not repeat (particularly as the volume of market data received from the exchanges, or the volume of our client base’s trading, requires increased, improved or different hardware and/or software capacity, technology or company domain know-how), or otherwise to ensure the stability, capacity, speed and accuracy of the trading platform’s market data and order placement services, could materially negatively affect our reputation in the online trader market, causing increased attrition and a decrease in new accounts, and decreased net revenues and net income.

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

Our TradeStation Prime Services Division May Be Less Profitable, Unprofitable, Or More Costly Than Expected

We are in the process of launching our new “prime services” division in order to attempt to fill the growing need of start-up to mid-sized hedge funds, registered investment advisers, professional traders and asset managers for quality prime brokerage services that are no longer being provided by the larger firms that traditionally served this market segment. There can be no assurance that our prime services offering will appeal to potential prime services clients to the extent that we believe it will. Our failure to make timely and quality enhancements to our trading platform and/or our size and balance sheet being unacceptably small to mid-size and larger funds or firms may adversely impact our ability to attract prime services clients, resulting in future revenues falling short of current expectations. In addition, we have limited experience in offering prime brokerage services and the operating results of the prime services division may be less favorable than we expect as a result of unanticipated start-up costs and expenses that are not offset by expected revenues as and when planned (or at all), mistakes, the general unpredictability of operating results for a start-up business division, a regulatory or self-regulatory organization or agency decision to limit or restrict the breadth of the services we plan to offer, or other factors.

We May Need Cash In The Foreseeable Future

While we anticipate having sufficient cash to meet our needs over the next 12 months, our future liquidity and capital requirements will depend upon numerous factors, including: the rate of customer acceptance of our products and services, including the number of new brokerage accounts acquired and the number and volume of trades made by our brokerage customers; the use of cash in acquisitions or other strategic ventures should any occur; significant, increased infrastructure and operating costs as our business grows (through acquisition, joint venture or otherwise); large cash or security deposit requirements (which were approximately $40.6 million as of March 1, 2010, and which are expected to increase as our business grows); increased net capital or excess net capital requirements and unanticipated reserve and settlement requirements; and new or modified regulatory requirements. Funds, if and when needed, may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any such type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues, net income or cash flows from our operations and may be secured by substantially all of our assets. Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the company. Shareholders also may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of existing shareholders.

Dependence Upon Outside Data Sources And Clearing Relationships Creates Risks Outside Of Our Control Which May Affect Our Ability To Provide, And Our Cost To Provide, Market Data And Clearing And Account Services

Our business is currently dependent upon our ability to maintain contracts with private market and news data vendors and clearing and dealer firms in order to provide certain market data and news, and clearing and account services, respectively, to our customers. We currently obtain NYSE Euronext, NASDAQ, ARCA, Deutsche Borse, Options Price Reporting Authority (OPRA), CME, CBOT, New York Mercantile Exchange/Commodities Exchange (NYMEX/COMEX), IntercontinentalExchange (ICE), Kansas City Board of Trade (KCBOT), Minneapolis Grain Exchange (MGE), OneChicago and EUREX futures real-time market data directly from those exchanges, and real-time market depth displays directly from ECN book services, but obtain other market data (such as forex data, fundamental data and news pursuant to non-exclusive licenses) from private data vendors who in turn obtain the data from exchanges or other sources. Clearing and back-office account services for our brokerage customers are obtained from established clearing agents and, with respect to our self-clearing operations, our software system licensing agreement with SunGard. For our forex services, we rely on a third-party forex dealer firm for all trade activity account services. The data and news contracts typically provide for royalties based on usage or minimums, the clearing contracts provide for monthly fixed and/or transactional clearing fees and charges, and the contract with the forex dealer provides that we will not share in the spread made by the forex dealer in each deal. There can be no assurance that we will be able to renew or maintain contracts or acceptable clearing cost or vendor fee rates. In fact, in 2003 we needed to quickly change our futures clearing agent in response to a substantial increase in our clearing costs imposed by our former futures clearing agent. Changes (or, in some cases, the failure or inability to make changes) in our relationships with one or more of these third parties, involuntary termination of one or more of those relationships, or business interruptions, slowdowns or failures affecting one or more of these third parties (whether caused by adverse economic conditions which cause business failure of the vendor, or other events) could have a material adverse effect on our business, financial condition, results of operations and prospects.

Operation In A Highly-Regulated Industry And Compliance Failures May Result In Severe Penalties And Other Harmful Governmental Or SRO Actions Against Us, Or May Place Limitations On Our Business

The securities and futures industries are subject to extensive regulation covering all aspects of those businesses. Regulation of forex dealer and brokerage services is increasing as well, by the CFTC and NFA and FINRA. The various governmental authorities and industry SROs that supervise and regulate our brokerage firm have broad enforcement powers to censure, fine, suspend, enjoin, expel or issue cease-and-desist orders to our brokerage firm or any of its officers or employees who violate applicable laws, rules or regulations. There have been, and may soon be, several specific rules enacted that affect or could affect our business. For example, rules relating specifically to active traders have been enacted and more may be enacted which severely limit the operations and potential success of our business model. Recently, several states, including Florida (where we are headquartered), have enacted and/or have been considering new or modified legislation that could increase the power of state regulatory authorities to sanction or suspend a brokerage firm that fails to comply with regulatory requirements or experiences adverse results in customer arbitrations. Additionally, any future action that a government agency or SRO might take to tax securities transactions (such as the proposed Congressional bill to impose a transaction tax on the purchase and sale of securities), impose stricter borrowing limits on investors (such as the proposed FINRA and CFTC rules to limit the leverage available to retail investors in the forex market), restrict short sales (such as the temporary ban in 2008 on short selling of financial sector securities and new short sale rules that were adopted by the SEC in February 2010) or in any other way limit or add to the costs associated with trading in one or more types of securities, might negatively impact the number of trades in which our clients engage or the costs of, or how we conduct, our business and, consequently, negatively impact our net revenues and net income.

Our ability to comply with all applicable laws and rules is largely dependent on our brokerage’s maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other operations personnel and enter into suitable contractual relationships with appropriate vendors, lenders and counterparties. New or modified regulatory rules or requirements, or increased or more stringent enforcement and higher fines or greater sanctions concerning the way our brokerage operates its business (including increased regulatory investigations into the accounts of our clients as a result of the recent economic crisis and certain recent enforcement actions and investigations) could materially increase our brokerage’s cash requirements to conduct its business, require substantial increases in compliance, legal and/or brokerage operations costs (or result in fines, penalties or sanctions), limit or reduce our brokerage’s access to, or use of, a significant proportion of its now-available cash, or otherwise limit our brokerage’s ability to operate its business.

Decreases In Short-term Interest Rates Or In Our Customer Account Balances Reduce Our Interest Income, Which Has Historically Been A Significant Component Of Our Brokerage Revenues, Net Revenues and Net Income

We have historically derived a significant portion of our brokerage revenues from interest income on customers’ credit balances and account borrowings (overnight margin balances). Very low treasury bill and treasury note rates of interest in 2009 have had, and are expected to continue to have, a negative impact on our interest income and, therefore, our brokerage revenues, net revenues and net income. Our Business Outlook for 2010 assumes that treasury bill and treasury note yields we receive will remain constant at 2009 levels throughout most of 2010. Changes in interest rates or in the size of customer account balances and borrowings, depending upon the extent of the change, could materially change, positively or negatively (depending upon the direction of the change) the amount of our interest income.

Our Brokerage Must Meet Net Capital, Deposit And Other Financial And Regulatory Requirements As A Broker-Dealer And Futures Commission Merchant That, If Not Satisfied, Could Result in Severe Penalties Or Other Negative Consequences, And Which Could Reduce Or Limit The Cash We Have Available To Run Our Business

The SEC, FINRA, the CFTC, the NFA, the DTCC (i.e., NSCC and DTC), the OCC, certain exchanges and other regulatory and self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants, large, fluctuating cash deposit requirements, and reserve, settlement and other financial requirements. Our net capital, deposit and general brokerage cash requirements will likely increase as we seek to grow our new TradeStation Prime Services division, as a futures commission merchant that clears omnibus and moves toward futures self-clearing, and as a forex principal dealer (as opposed to an introducing broker of forex accounts). If a firm fails to maintain the required net capital or satisfy required deposit, settlement, reserve and other financial and regulatory obligations, it may be subject to fines, penalties, limitations on the type or size of business it is permitted to conduct, or suspension or revocation of registration by the SEC or CFTC and suspension or expulsion by FINRA or the NFA, which could ultimately lead to the firm’s liquidation. Recent record levels and severe swings in market volatility have resulted in large and frequent changes in our available cash as we comply with these various requirements. In addition, if new or modified regulatory rules or requirements, or increased or more stringent enforcement and higher fines or greater sanctions, concerning required net capital, deposits, reserves, settlement obligations or other uses of cash, or the manner in which we operate our business and monitor and ensure compliance of our business operations with applicable laws, rules and regulations, are enacted or imposed in response to the recent economic crisis and certain recent enforcement actions and investigations, such rules or requirements could materially increase our cash requirements to conduct our business, require substantial increases in compliance, legal and/or brokerage operations costs (or result in fines, penalties or sanctions), limit or reduce our access to, or use of, a significant percentage of our now-available cash, or otherwise limit our ability to expand or even maintain our then-present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Also, our ability to withdraw capital from our TradeStation Securities brokerage subsidiary is subject to SEC rules, which, particularly if withdrawal rules become more restrictive, could materially impact our available working capital and materially impact or limit our ability to make acquisitions, repay debt as and when due, redeem or purchase shares of our outstanding stock, if required or desirable, and pay dividends in the future. See “We May Need Cash In The Foreseeable Future” above.

If We Are Unable To Accelerate Or Otherwise Improve Our Technology Development Schedule With Respect To Release Or Launch Dates Of Planned Product And Service Initiatives And Enhancements, The Quality Of Our Products And Services And Competitiveness In The Active Trader Market May Decline

We currently have several technology development projects and initiatives in progress to launch new or enhanced features, products and services we believe will increase and improve the quality of our offering, our competitiveness in the marketplace, our ability to penetrate further the active trader market in the U.S. and abroad and certain segments of the buy side institutional trader market, and customer retention. We believe it is important to accelerate or otherwise improve the currently-planned release dates of these products and initiatives and, toward that end, are seeking to continue to increase our product development/information technology headcount in 2010 and have adopted new approaches to product development. Despite our efforts, it is difficult to quickly hire qualified technology personnel who will be able to make significant positive contributions in the short term, and, if we fail to increase adequately or otherwise use effectively and efficiently our technology development resources to complete and launch these projects and initiatives, we may lose market share or suffer other material adverse consequences.

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

We Are Exposed to Credit Risk

We make margin loans to clients collateralized by client securities, and borrow securities to cover trades. In fact, nearly all of our clients’ accounts are margin, as opposed to cash, brokerage accounts. A portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets (such as those experienced in 2008) in which the value of the collateral substantially decreases in proportion to the amount of a client’s indebtedness. While we have implemented risk-management procedures designed to reduce this risk, there can be no assurance that we will not experience periodic or frequent unsecured account debits that materially and adversely affect our results of operations. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability.

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

The Loss Of Key Employees Could Decrease The Quality Of Our Management And Operations

Our success depends to a very significant extent on the continued availability and performance of a number of senior management and technology development personnel. The loss of one or more of these key employees could have a material adverse effect on our company.

We May Be Subject To Intellectual Property Litigation

There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that we are or will be infringing upon the intellectual property rights of others, any infringement case that may be brought against us could result in our being unable to use intellectual property which is integral to our business. In fact, we recently learned of a complaint filed in the United States District Court, Northern District of Illinois, alleging that we are infringing several patents.

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

Self-Clearing Trades Has Risks

Self-clearing operations for our active trader equities accounts (stocks and ETFs) began in September 2004 and for equity and index options trades began in March 2005. Some institutional equities accounts also clear through us. Prior to the September 2004 conversion of clearing services, all of our customers’ equities trades were cleared through Bear Stearns (which was acquired by JP Morgan Chase in 2008), as our clearing agent, which also provided to our active trader clients its short sale borrowing inventory. We are also in the process of moving towards self-clearing for our electronic futures business (nearly all of our futures business is electronic contracts), as omnibus clearing, which contains many of the responsibilities of self clearing, is often a step towards self clearing. With respect to all clearing services we now or in the not-too-distant future may provide, errors made by us related to the confirmation, receipt, settlement and delivery functions involved in securities or futures transactions, the custody and control of client securities, contracts and other assets, or otherwise relating to the handling of our clients’ securities, contracts and funds, could lead to civil penalties and increased deposit and other requirements by governmental and self-regulatory organizations, as well as losses and liability in lawsuits relating to client accounts affected by such errors. Also, our savings from self-clearing may be more than offset by account losses or reduced trading activity if we experience difficulties in providing to our clients sufficient short sale borrowing inventory (for equities traders) or if any self-clearing mistakes or failures occur which undermine our customers’ or prospects’ confidence in our ability to conduct reliable self-clearing operations. Also, our equities and equity option self-clearing back-office operations and our futures omnibus operations rely on the Phase3 self-clearing software licensed to us by SunGard and, if we decide to do “full” omnibus futures clearing (meaning that we would no longer have the facilities management arrangement with R.J. O’Brien), we would also rely on GMI software that would be licensed to us by SunGard pursuant to an option we hold for that license, and our business would likely suffer substantial harm if that software fails, fails to be adequately supported by SunGard, or otherwise causes unintended results, or SunGard experiences a sudden business failure.

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

A Pending Inquiry by Canadian Regulatory Authorities Has Limited Our Business in Canada and Could Result in Substantial Fines or Settlements

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients, and trading securities on behalf of those Canadian residents, without TradeStation Securities being registered in Canada. We are cooperating with Canadian authorities and expect this matter to continue for several months. This inquiry could result in substantial fines or settlements and affect TradeStation Securities’ ability to accept futures and forex brokerage accounts (it already does not accept equities accounts) from Canadian residents, which could adversely impact our future revenues. As a precautionary measure, TradeStation Securities has not accepted any new Canadian resident futures or forex accounts since the inquiry was initiated. It is likely that TradeStation will need to close a large portion of its existing Canadian resident futures and forex accounts during 2010.

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

Our brokerage operations also have a 10,400 square foot branch office in Chicago, Illinois, pursuant to a lease that expires at the end of February 2012 and our TradeStation Prime Services division has executed a lease for a 2,840 square foot (inclusive of imputed common area space) branch office in New York, New York, pursuant to a lease that expires at the end of February 2015.

Our technologies subsidiary also has an approximately 13,500 square foot leased facility in Richardson, Texas (expiring July 31, 2012) from which certain technology development and technical operations are conducted. A portion of those facilities serve as a branch office for TradeStation Securities. We also lease exclusive rack space for our data server farms at three sites; one site is in Richardson, Texas (which is currently month-to-month) and the other sites are in Chicago, Illinois and Secaucus, New Jersey (made up of various leases, the last of which expires in December 2011).

Our United Kingdom subsidiary leases an office in London, England, pursuant to a lease that expires January 1, 2011.

We believe that our facilities are adequate to support our current operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit, and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. On March 6, 2009, TradeStation Technologies filed its Opposition Brief. Oral arguments on the appeal were held on September 2, 2009. No decision has yet been issued by the appeals court.

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada. (TradeStation Securities does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on what it believed to be certain relevant exemptions or other applicable legal theories.) TradeStation Securities is cooperating with Canadian authorities. TradeStation Securities was offered the option to have this investigation brought, discussed and resolved on a consolidated basis with all relevant Canadian provinces and accepted that proposal. On November 24, 2009 TradeStation Securities was notified that the matter was not appropriate for a global settlement and that TradeStation Securities would have to deal with each province and territory separately. Since receiving that notification, TradeStation Securities has agreed to a non-public undertaking for the province of British Columbia to close all British Columbian accounts by March 31, 2010, and to not open any new accounts for residents of British Columbia without applying for registration or qualifying under an exemption. No money is being paid to British Columbia by virtue of this resolution. The only other province with whom TradeStation Securities has undertaken settlement discussions since the global settlement efforts ended is Nova Scotia. On December 17, 2009, Nova Scotia rejected TradeStation Securities’ proposal to settle all registration issues in that province by either applying for registration or closing all resident accounts by March 31, 2010. In its response, Nova Scotia stated that it was going to begin litigation unless TradeStation Securities paid $50,000. We recently rejected this proposal and countered with a settlement offer of $500 and are awaiting a response from Nova Scotia. We have not heard from, nor have we undertaken any negotiations with, the other 11 Canadian provinces and territories. It is too early to predict the overall outcome of this investigation, including what the aggregate amount of settlements or fines might be; however, the loss of all Canadian resident accounts would not have a material adverse impact on our net revenues or net income.

On or about October 15, 2009, TradeStation Securities was named as the defendant in a complaint filed in the United States Bankruptcy Court, Southern District of New York styled In re: Arbco Capital Management, LLP, Richard O’Connell, Trustee v. TradeStation Securities, Inc. The complaint alleges that the debtor-in-bankruptcy, Arbco Capital Management, LLP, through its principal, Hayim Regensberg, operated a Ponzi scheme for which Mr. Regensberg has been sentenced to 100 months in jail. The complaint further alleges that, in 2006, the debtor made $885,000 worth of transfers, allegedly involving TradeStation Securities, in furtherance of the Ponzi scheme and that the transfers were made with actual intent to hinder, delay and defraud some or all of the debtor’s then-existing creditors. The trustee seeks a judgment setting aside the transfers. It is too early to predict the outcome of this matter.

On or about February 9, 2010, TradeStation Securities and TradeStation Group were named as the only defendants in a complaint filed in the United States District Court, Northern District of Illinois, Eastern Division, styled Trading Technologies International, Inc. v. TradeStation Securities, Inc. and TradeStation Group, Inc. The complaint alleges that TradeStation Securities and TradeStation Group have infringed and continue to infringe four patents held by Trading Technologies International, Inc. The plaintiff seeks a judgment enjoining the alleged infringement and awarding unspecified damages and costs. Neither TradeStation Securities nor TradeStation Group has been served with the complaint. It is our understanding that the plaintiff has filed similar complaints against at least five other companies. The plaintiff contacted us to discuss the matter, and asked to meet with us to discuss the basis of the plaintiff’s allegations. While it is too early to predict the outcome of this matter, we believe the case to be without merit and intend to defend it vigorously.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock, par value $.01 per share, is listed on The NASDAQ Global Select Market under the symbol “TRAD.” The high and low closing sales prices based on actual transactions on The NASDAQ Global Select Market during each of the quarters presented were as follows:

	Closing Sales Price
	High	Low

2008:
First Quarter	$13.91	$8.24
Second Quarter	10.94	8.43
Third Quarter	11.43	9.02
Fourth Quarter	9.06	5.43
2009:
First Quarter	$6.88	$4.70
Second Quarter	8.75	6.59
Third Quarter	8.92	7.00
Fourth Quarter	8.42	7.04
2010:
First Quarter (through March 1, 2010)	$8.07	$6.41

As of March 1, 2010, there were 96 holders of record of our common stock, and, based upon information previously provided to us by depositories and brokers, we believe there are more than 4,533 beneficial owners.

Dividend Policy

We intend to retain future earnings to finance our growth and development and/or to consider, from time to time, engaging in stock buyback plans or programs, and therefore do not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors we consider appropriate. We did not distribute any dividends during the years ended December 31, 2009, 2008, or 2007.

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

The following table sets forth information on our common stock buyback program for the quarter ended December 31, 2009:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan

October 2009	150,932	$8.28	4,820,497	$15,500,000
November 2009	161,717	7.57	4,982,214	14,250,000
December 2009	168,041	7.44	5,150,255	13,000,000

Total	480,690	7.75

Performance Graph

The following graph shows an annual comparison for the period covering December 31, 2004 through December 31, 2009 of cumulative total returns to shareholders of TradeStation Group, Inc., NASDAQ Composite Index and Index for NASDAQ Stocks (SIC 6210-6219 U.S. Companies) of U.S. security brokers, dealers, and flotation companies. Shareholders are cautioned that this graph shows total returns to investors only as of the dates noted and may not be representative of the total returns for any other past or future period.

Total Returns Index for:	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

TradeStation Group, Inc.	100.00	176.10	195.59	202.13	91.75	112.23
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Stocks (SIC 6210-6219 US companies) Security Brokers, Dealers and Flotation Companies	100.00	104.98	122.76	124.27	109.46	126.92

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the Consolidated Financial Statements and Notes thereto included in this report. The Consolidated Statement of Income Data presented below for the years ended December 31, 2009, 2008 and 2007, and the Consolidated Balance Sheet Data as of December 31, 2009 and 2008, have been derived from our Consolidated Financial Statements included on pages F-1 through F-38 of this report, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The Consolidated Statement of Income Data presented below for the years ended December 31, 2006 and 2005, and the Consolidated Balance Sheet Data as of December 31, 2007, 2006 and 2005, have been derived from audited financial statements not included in this report. See also Note 18 of Notes to Consolidated Financial Statements - UNAUDITED QUARTERLY FINANCIAL INFORMATION for quarterly unaudited financial information for fiscal years 2009 and 2008.

	YEAR ENDED DECEMBER 31
	2009	2008	2007	2006	2005
	(In thousands, except per share data and footnotes)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
Brokerage commissions and fees	$121,258	$129,304	$99,945	$78,829	$65,953

Interest income	5,957	25,937	47,925	44,587	24,490
Brokerage interest expense	—	3,166	5,121	4,635	3,513

Net interest income	5,957	22,771	42,804	39,952	20,977

Subscription fees	7,143	7,750	7,948	8,584	8,120
Other	353	607	858	1,181	1,949

Net revenues	134,711	160,432	151,555	128,546	96,999

Expenses:
Employee compensation and benefits	41,715	40,166	34,179	29,379	23,027
Clearing and execution	31,182	38,914	32,262	26,107	20,097
Data centers and communications	11,480	9,216	8,186	6,453	5,714
Marketing	6,610	5,805	5,587	4,315	3,830
Professional services	3,372	3,453	3,270	3,411	2,987
Occupancy and equipment	3,072	2,989	2,802	2,549	2,641
Depreciation and amortization	4,362	4,218	4,009	2,508	1,771
Other	6,849	5,632	5,161	3,854	4,415

Total expenses	108,642	110,393	95,456	78,576	64,482

Income before income taxes	26,069	50,039	56,099	49,970	32,517

Income tax provision	10,279	19,402	20,728	18,951	11,451

Net income	$15,790	$30,637	$35,371	$31,019	$21,066

Earnings per share:
Basic	$0.38	$0.71	$0.80	$0.70	$0.49
Diluted	$0.38	$0.70	$0.78	$0.67	$0.48

Dividends declared per share	—	—	—	—	—

Weighted average shares outstanding:
Basic	41,507	43,235	44,246	44,591	42,728
Diluted	41,981	43,912	45,221	45,972	44,177

	DECEMBER 31
	2009	2008	2007	2006	2005
	(In thousands, except footnotes)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (1)	$57,405	$100,314	$103,699	$74,539	$75,102
Cash and investments segregated in compliance with federal regulations (2)	785,208	626,103	475,969	417,501	426,062
Receivables from brokers, dealers, clearing organizations and clearing agents	32,226	11,139	23,426	34,867	36,033
Receivables from brokerage customers, net	45,034	30,316	93,932	77,022	58,133
Deposits with clearing organizations and clearing agents	38,521	48,019	23,964	20,180	11,243
Total assets	1,049,196	837,432	744,687	649,087	615,134
Shareholders’ equity	170,508	165,001	143,958	118,205	82,521

(1)	Includes restricted cash of $717,000, $956,000, $1.2 million, $1.4 million, and $1.7 million at December 31, 2009, 2008, 2007, 2006, and 2005, respectively. See Note 16 of Notes to Consolidated Financial Statements – COMMITMENTS AND CONTINGENCIES – Restricted Cash. Based upon the year-end calculation of cash and investments segregated in compliance with federal regulations (see below), cash and cash equivalents may increase or decrease on the first or second business day subsequent to year end. On January 4, 2010, cash and cash equivalents decreased by $7.7 million. On January 2, 2009, cash and cash equivalents increased by $4.1 million. On January 2, 2008, cash and cash equivalents decreased by $7.0 million. On January 3, 2007, cash and cash equivalents increased by $7.6 million. On January 4, 2006, cash and cash equivalents decreased by $9.5 million. See Note 2 below.
(2)	On the first or second business day of each month, if required, this amount is adjusted based upon the month-end calculation. On January 4, 2010, the December 31, 2009 cash and investments segregated in compliance with federal regulations of $785.2 million was increased by $7.7 million to $792.9 million. On January 2, 2009, the December 31, 2008 cash and investments segregated in compliance with federal regulations of $626.1 million was decreased by $4.1 million to $622.0 million. On January 2, 2008, the December 31, 2007 cash and investments segregated in compliance with federal regulations of $476.0 million was increased by $7.0 million to $483.0 million. On January 3, 2007, the $417.5 million of cash and investments segregated in compliance with federal regulations as of December 31, 2006 was decreased by $7.6 million to $409.9 million. On January 4, 2006, the December 31, 2005 cash and investments segregated in compliance with federal regulations of $426.1 million was increased by $9.5 million to $435.6 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report and the Risk Factors set forth in Item  1A of this report.

Overview

TradeStation Group, Inc., a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., a licensed securities broker-dealer and a registered futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are TradeStation Group’s two established operating subsidiaries. The company’s third subsidiary, TradeStation Europe Limited, a company organized under the laws of England and Wales, is authorized and regulated by FSA, and holds what is known as a “Passport,” to introduce brokerage accounts for residents of countries within the European Economic Area. The company’s core product/service, which is offered by TradeStation Securities, is TradeStation, an award-winning electronic trading platform that enables traders to test and automate “rule-based” trading strategies (both technical and fundamental) across multiple asset classes, namely, equities, equity and index options, futures and forex. TradeStation Securities is a leading online brokerage firm that serves the active trader and certain institutional trader markets, and is the company’s principal operating subsidiary. TradeStation Securities is a member of the NYSE, FINRA, SIPC, NFA, DTCC, OCC, BOX, CBOE, CHX, ISE and NASDAQ OMX. TradeStation Securities’ business is also subject to the rules and requirements of the SEC, CFTC and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, uses an established futures clearing firm to clear its futures business on an omnibus clearance basis, and uses an established forex dealer firm to clear its forex business (although we are in the process of establishing ourselves as a forex dealer that will act as counterparty to customers’ trades on a risk-free basis through the use of an established electronic market matching service and a prime brokerage relationship with a large U.S. financial firm).

Beginning in September 2004, TradeStation Securities commenced equities self-clearing operations for its active trader client base and, beginning March 29, 2005, following issuance of its membership in the OCC, TradeStation Securities commenced full self-clearing of its standardized equity options trades for its active trader client base. Self-clearing has provided substantial cost savings and efficiencies. TradeStation Securities currently clears most institutional account securities trades through J.P. Morgan Clearing Corp. on a fully-disclosed basis, or provides order execution services on a DVP/RVP basis with the orders cleared and settled by the client’s prime brokerage firm. Through December 31, 2009, futures trades were cleared through R.J. O’Brien & Associates on a fully-disclosed basis and, for certain institutional futures accounts, order execution services are provided on a “give-up” basis with the orders cleared and settled by the client’s prime brokerage firm. Forex trades are cleared through GAIN Capital Group, Inc. on a fully-disclosed basis (J.P. Morgan Clearing Corp., R.J. O’Brien & Associates and GAIN Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”). In an amendment dated as of April 1, 2009, TradeStation Securities and GAIN Capital extended their agreement to December 31, 2010, and GAIN agreed to make available to TradeStation’s forex customers the “inside” quotes and spreads generally made available to GAIN’s institutional customers that demand or seek the tightest inside spreads per currency pair, in exchange for TradeStation’s agreement to no longer share those spreads with GAIN Capital. On March 1, 2008, TradeStation and R.J. O’Brien extended their agreement to December 31, 2010. The extended term provides for the payment of higher fixed monthly clearing fees for all electronic futures contracts, and incremental per contract clearing fees if TradeStation’s futures volume reaches a certain level (far above its current volume), and continues to provide interest sharing on futures account cash balances substantially similar to the interest-sharing arrangement that had been in place. Effective January 4, 2010, we converted our futures accounts, held at R.J. O’Brien & Associates, from a fully disclosed basis to an omnibus relationship also with R.J. O’Brien & Associates. As such, we received approximately $349 million in futures customers’ funds which were appropriately segregated in accordance with the Commodity Exchange Act rules.

We are in the process of launching our new TradeStation Prime Services division. TradeStation Prime Services seeks to fill the growing need of start-up to mid-sized hedge funds, registered investment advisers, professional traders and asset managers for quality prime brokerage services which are no longer being provided by the larger firms that traditionally served this market segment, as well as to help serve the requirement of many hedge funds (and their investors) that multiple prime brokerage relationships be maintained (to spread the risk of failure of the prime brokerage firm or relationship). We believe the offering of TradeStation Prime Services makes good sense in an environment where (1) the majority of hedge funds in the U.S. are not being served by the major prime brokerage firms, and (2) many experienced and talented financial managers and traders find themselves unemployed and “starting over” by starting or joining small hedge funds to utilize their experience and talent, and are looking for a prime brokerage firm that will devote attention to their needs to start-up and grow their businesses.

An active brokerage account has been defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has less than a $200 balance and has had no activity within the past 180 days. As of December 31, 2009, TradeStation Securities had 46,176 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 3,741 accounts, or 9%, when compared to the 42,435 accounts as of December 31, 2008.

During the year ended December 31, 2009, TradeStation Securities’ brokerage customer account base averaged 90,328 daily average revenue trades (often called “DARTs”), a decrease of 16% when compared to 107,434 during 2008. The following table presents certain brokerage metrics and account information:

	For the Years Ended December 31,			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Daily average revenue trades (DARTs)	90,328	107,434	79,928	(16)%	34%

Client Trading Activity – Per Account
Trades	510	727	632	(30)%	15%
Brokerage commissions and fees per account	$2,716	$3,224	$2,930	(16)%	10%
Net revenue per account	$2,808	$3,686	$4,154	(24)%	(11)%

				% Change
	As of			Dec 31, 2009 vs.	Dec 31, 2008 vs.
	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2008	Dec 31, 2007
Client Account Information
Total brokerage accounts	46,176	42,435	36,736	9%	16%

Average assets per account – equities	$68,844	$58,631	$79,169	17%	(26)%
Average assets per account – futures	$19,500	$18,077	$18,829	8%	(4)%

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge commissions based on share volume (except for equities customers who opt for our per-trade basis commission structure commonly referred to as “flat-ticket” or “flat-commission”), and number of contracts traded. For futures, we charge commissions on a per contract basis (so each futures revenue trade included to calculate DARTs represents a round-turn commissionable contract traded). It should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

TradeStation Europe Limited is our subsidiary in the United Kingdom. In February 2006, TradeStation Europe became authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may solicit and introduce UK clients who are active, experienced traders to its US affiliate for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its “Passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Economic Area.

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

Brokerage Commissions and Fees and Net Interest Income

Brokerage commissions and fees and net interest income are the key components of our results of operations and are comprised mainly of: (i) brokerage commissions and fees earned from securities, futures and forex transactions and, to a lesser extent, monthly platform fees earned from brokerage customers using the TradeStation online trading platform; and (ii) net interest earned and paid from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue sharing arrangements with clearing agent firms, and interest income from corporate cash and cash equivalents and marketable securities. Brokerage commission income and related clearing costs are recorded on a trade date basis as transactions occur. Platform fees are recorded on a monthly basis as services are provided. Interest revenue and interest expense are recorded as interest is earned or incurred.

Income Taxes

We adopted the provisions of the Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (formerly called Statement of Financial Accounting Standards No. 109 and Financial Interpretation No. 48). The Income Taxes Topic prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As required by the Income Taxes Topic, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We have evaluated tax positions for which the statute of limitations remain open. As of January 1, 2009, we had a liability for unrecognized tax benefits of $492,000, which was decreased to $301,000 during the 2009 year. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to our effective tax rate because the difference is temporary in nature. We do not anticipate any significant changes in uncertain tax positions over the next twelve months.

In accordance with the Income Taxes Topic, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates and determines on a periodic basis the amount of the valuation allowance required and adjusts the valuation allowance as needed. As of December 31, 2009 and 2008, we had no valuation allowance on our deferred income tax assets. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

See Note 12 of Notes to Consolidated Financial Statements – INCOME TAXES for additional discussion of income taxes.

Uninsured Loss Reserves

Effective June 1, 2002, we decided to no longer carry errors or omissions insurance that could cover certain third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. We recently considered this insurance and our view remains unchanged. Each quarter, we continue to evaluate our accruals, if any, for settlements related to claims and potential claims. Estimates of settlements for such potential claims, including related legal fees, are accrued in the consolidated financial statements, as necessary.

Results of Operations

For the three years ended December 31, 2009, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and, to a lesser extent, the operations of TradeStation Europe Limited. The software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in 2000. As a result, our primary sources of consolidated net revenues are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our net revenues for the foreseeable future. Approximately 54%, 61%, and 62% of our brokerage commissions and fees during the years ended December 31, 2009, 2008 and 2007, respectively, were generated by derivatives trading (financial and commodity futures, equity and index options, and spot forex), as opposed to cash equities trading (stocks and ETFs). Given the size of the percentage of net revenues from the brokerage services segment, other than our discussion and table in Note 17 of Notes to Consolidated Financial Statements – SEGMENT AND RELATED INFORMATION, we will discuss our results of operations for the overall company instead of on a segmented basis. See also Note 18 of Notes to Consolidated Financial Statements – UNAUDITED QUARTERLY FINANCIAL INFORMATION, for quarterly unaudited financial information for fiscal years 2009 and 2008. The following table summarizes our consolidated statements of income data and presentation of that data as a dollar change and percentage of change from period to period:

	For the Years Ended December 31,			2009 vs. 2008 Variance		2008 vs. 2007 Variance
	2009	2008	2007	$	%	$	%
	(In thousands, except percentages)

Revenues:
Brokerage commissions and fees	$121,258	$129,304	$99,945	$(8,046)	(6)	$29,359	29

Interest income	5,957	25,937	47,925	(19,980)	(77)	(21,988)	(46)
Brokerage interest expense	—	3,166	5,121	(3,166)	(100)	(1,955)	(38)

Net interest income	5,957	22,771	42,804	(16,814)	(74)	(20,033)	(47)

Subscription fees	7,143	7,750	7,948	(607)	(8)	(198)	(2)
Other	353	607	858	(254)	(42)	(251)	(29)

Net revenues	134,711	160,432	151,555	(25,721)	(16)	8,877	6

Expenses:
Employee compensation and benefits	41,715	40,166	34,179	1,549	4	5,987	18
Clearing and execution	31,182	38,914	32,262	(7,732)	(20)	6,652	21
Data centers and communications	11,480	9,216	8,186	2,264	25	1,030	13
Marketing	6,610	5,805	5,587	805	14	218	4
Professional services	3,372	3,453	3,270	(81)	(2)	183	6
Occupancy and equipment	3,072	2,989	2,802	83	3	187	7
Depreciation and amortization	4,362	4,218	4,009	144	3	209	5
Other	6,849	5,632	5,161	1,217	22	471	9

Total expenses	108,642	110,393	95,456	(1,751)	(2)	14,937	16

Income before income taxes	26,069	50,039	56,099	(23,970)	(48)	(6,060)	(11)

Income tax provision	10,279	19,402	20,728	(9,123)	(47)	(1,326)	(6)

Net income	$15,790	$30,637	$35,371	$(14,847)	(48)	$(4,734)	(13)

Years Ended December 31, 2009 and 2008

Net revenues were $134.7 million for the year ended December 31, 2009, compared to $160.4 million for the year ended December 31, 2008, a decrease of $25.7 million, or 16%. The primary reasons for this decrease were a decrease in net interest income of $16.8 million, or 74%, and a decrease in brokerage commissions and fees of $8.0 million, or 6%. The decrease in net interest income is primarily the result of decreases in interest rates and decreased receivables from brokerage customers (margin balances).

Net income was approximately $15.8 million for the year ended December 31, 2009, compared to approximately $30.6 million for the year ended December 31, 2008, a decrease of approximately $14.8 million, or 48%, due primarily to our $16.8 million, or 74%, year-over-year decrease in net interest income, our $8.0 million, or 6%, year-over-year decrease in brokerage commissions and fees, and our $6.0 million, or 8%, increase in total expenses, net of clearing and execution costs, partially offset by our $7.7 million, or 20%, year-over-year decrease in clearing and execution costs, which resulted from the decrease in brokerage commissions and fees and a change in the mix of business among asset classes.

Income before income taxes was $26.1 million (19% of net revenues) for the year ended December 31, 2009, compared to $50.0 million (31% of net revenues) for the year ended December 31, 2008, a decrease of $24.0 million, or 48%. Our decrease in income before income taxes was due primarily to our decrease in net interest income of $16.8 million, our decrease in brokerage commissions and fees of $8.0 million, our increase in data centers and communications expenses of $2.3 million, and our increase in employee compensation and benefits expenses of $1.5 million (mostly in our technology development departments), partially offset by our decrease in clearing and execution costs of $7.7 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 31% to 19% due primarily to the decrease in net interest income, the decrease in brokerage commissions and fees, the increase in data centers and communications expenses, and the increase in employee compensation and benefits expenses, partially offset by the decrease in clearing and execution costs.

During the year ended December 31, 2009, we recorded an income tax provision of $10.3 million, or 39%, of our income before income taxes, compared with $19.4 million, or 39% of our income before income taxes, during the year ended December 31, 2008.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees are comprised mainly of commissions for securities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform or other brokerage services. For the year ended December 31, 2009, brokerage commissions and fees were approximately $121.3 million, as compared to approximately $129.3 million for the year ended December 31, 2008. This $8.0 million, or 6%, decrease was due primarily to a $12.6 million decrease in brokerage commissions from lower trading volume related mostly, we believe, to lower market volatility during 2009 as compared to 2008 (generally, as market volatility decreases our customer accounts’ trade volume decreases), partially offset by an increase in platform and other fees of $4.6 million, which includes an increase in platform fees of $2.3 million and revenue of $1.8 million resulting from more favorable terms achieved under our forex contract with our clearing agent. We continuously review and assess our pricing – both commissions and platform fees. In July 2008, we began to offer our equities account customers the choice of being charged on a flat-ticket basis for their equities trades. Our brokerage commissions and fees in future periods will depend on a number of factors, including our ability to add new accounts and retain existing accounts, market volatility, mix of business among asset classes and other market conditions, success or failure of sales and marketing campaigns, and competitive price pressure. We cannot predict the relationship between volatility and trading volume in the future.

Interest Income – Interest income is comprised of interest earned from self-clearing operations (primarily interest earned on brokerage customer cash balances and interest earned from brokerage customer margin debit balances), interest revenue-sharing arrangements with clearing agent firms, corporate cash and cash equivalents and marketable securities. For the year ended December 31, 2009, interest income was $6.0 million as compared to $25.9 million for the year ended December 31, 2008. This $20.0 million, or 77%, decrease was due primarily to decreases in interest rates and to reduced interest on receivables from brokerage customers (interest on margin balances). During 2009, the Company reallocated most of its investments to U.S. Treasury Bills and Notes and, to a lesser extent, money market funds that invest primarily in U.S. Treasury Bills (collectively, “US Treasury Investments”). As a result, the Company’s interest income is now affected principally by the yields obtained from such investments. The Company’s interest income historically has been dependent upon the federal funds daily effective rate and the federal funds target rate of interest, but now, since the shift to US Treasury Investments, those rates are relevant only to the extent they influence the renewal rates we are offered on our US Treasury Investments. Historically, the weighted average rate of interest for equities accounts was based upon the federal funds daily effective rate of interest and, for futures accounts, was based on the federal funds target rate of interest. Now that we have custody of our futures clients’ account funds and assets pursuant to our conversion to omnibus futures clearing at the beginning of 2010, those funds, except for amounts that need to be more liquid or under the control of our clearance agent for settlement, reserve and similar purposes, have also been put into US Treasury Investments. We estimate, based on the size and nature of our customer assets as of December 31, 2009 (and assuming for these purposes that the size and nature of our customer assets do not change), that each basis point increase or decrease in the US Treasury Investments yield (based upon the respective terms of the US Treasury Investments at December 31, 2009), will impact our annual net income by approximately $33,000. Interest income for future periods may be materially affected by: changes in the US Treasury Investments yield and the extent, if any, to which our customer cash account balances and/or margin lending balances increase or decrease; and any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. For the year ended December 31, 2009, brokerage interest expense was $0, compared to $3.2 million for the year ended December 31, 2008. This $3.2 million decrease was due to the elimination of interest rates offered to brokerage customers. During 2009, the average annual credit interest rate paid to our equities customers on balances in excess of $10,000 was 0%, compared to approximately 0.658% during 2008. Futures and forex customers are not paid interest on the cash balances in their accounts. Factors that will affect brokerage interest expense in the future include: future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in rates of interest or for other business reasons); and, assuming we again pay interest to customers on their balances, the growth (if any) and mix of growth of our brokerage customer base in equities, futures and forex and the average assets per account and the portion of those account assets held in cash.

Subscription Fees – Subscription fees are primarily comprised of monthly fees earned by our TradeStation Technologies subsidiary for providing streaming, real-time, Internet-based trading analysis software tools and data services to non-brokerage customers. Subscription fees were approximately $7.1 million for the year ended December 31, 2009, compared to approximately $7.8 million for the year ended December 31, 2008, a decrease of $607,000, or 8%. This decrease in subscription fees was due to a decrease in the number of subscribers. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services and legacy customer software products have not been marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Other – Other revenues consist primarily of fees for our training workshops that help customers take full advantage of the state-of-the-art features of the TradeStation electronic trading platform, unrealized gains/losses on investments of our broker-dealer, and, to a lesser extent, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. Other revenues were approximately $353,000 for the year ended December 31, 2009, as compared to approximately $607,000 for the year ended December 31, 2008, a decrease of $254,000, or 42%. This decrease was due primarily to net unrealized gains/losses on investments of $142,000 and a decrease in workshops and courses of $120,000.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses are comprised primarily of employee salaries, sales commissions, bonuses, stock-based compensation and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $41.7 million for the year ended December 31, 2009, compared to $40.2 million for the year ended December 31, 2008, an increase of $1.5 million, or 4%. This increase was due primarily to increases in wages paid of $3.4 million, partially offset by decreases in stock-based compensation of $1.2 million, bonuses of $443,000, and recruiting fees, employee events, sales commissions, and temporary help totaling $576,000. The increase in wages was due primarily to increased headcount (mostly in our product development departments). The decrease in stock-based compensation is due primarily to $860,000 of additional expense in 2008 relating to accelerated vesting of certain officer and director stock options that occurred as a result of the collective beneficial ownership of the company by the company’s co-founders falling below 25%. (See Note 10 of Notes to Consolidated Financial Statements – STOCK-BASED COMPENSATION – Vesting Acceleration of Certain Options for additional discussion regarding this acceleration of vesting.) At December 31, 2009, there were 396 full-time equivalent employees, a 9% increase, compared to 363 full-time equivalent employees at December 31, 2008. Employee compensation and benefits expenses are anticipated to increase during 2010 due to merit wage increases and planned additions to employee headcount to support our business goals.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were $31.2 million for the year ended December 31, 2009, compared to $38.9 million for the year ended December 31, 2008, a decrease of $7.7 million or 20%, due to our decrease in brokerage commissions and fees. The decrease in clearing and execution expenses as a percentage of brokerage commissions and fees (which decreased to 26% during 2009, compared to 30% during 2008) was primarily a result of a change in our mix of business among asset classes.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, Internet and other communications costs. Data centers and communications expenses were approximately $11.5 million for the year ended December 31, 2009, compared to $9.2 million for the year ended December 31, 2008, an increase of $2.3 million, or 25%. The increase was due primarily to increases in circuit costs to connect our server farms to data providers and electronic marketplaces of $827,000, increases in exchange fees of $743,000, and increases in rack space, power and bandwidth charges at our server farms of $550,000. We expect data centers and communications expenses to increase in 2010 as a result of planned expansion and upgrades.

Marketing – Marketing expenses are comprised of marketing programs, primarily: advertising in various media, including Internet, direct mail, television and print media; account opening kits, and related postage; brochures; and other promotional items, including exhibit costs for industry events. Marketing expenses for the year ended December 31, 2009 were $6.6 million, compared to $5.8 million for the year ended December 31, 2008, an increase of $805,000, or 14%, due primarily to increased advertising of $647,000. Our marketing expenses in future quarters may vary significantly as a result of several factors, which may include the success of current and future sales and marketing campaigns and strategies, the launch or release of new platform versions, products or services, the offering of sales seminars, and economic and market conditions.

Professional Services – Professional services expenses consist of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were $3.4 million for the year ended December 31, 2009, compared to $3.5 million for the year ended December 31, 2008, a decrease of $81,000, or 2%.

Occupancy and Equipment – Occupancy and equipment expenses include rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office space. Occupancy and equipment expenses were $3.1 million for the year ended December 31, 2009, compared to $3.0 million for the year ended December 31, 2008, an increase of $83,000, or 3%.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets. Depreciation and amortization expenses were $4.4 million for the year ended December 31, 2009, compared to $4.2 million for the year ended December 31, 2008, an increase of $144,000, or 3%. Depreciation expense may continue to increase based upon the level of capital we deem necessary to support our current business and the growth in our business (assuming that growth continues) and to enhance and improve the quality, reliability, speed and capacity of our brokerage services and systems. See Liquidity and Capital Resources below.

Other – Other expenses include insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to our conferences, training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges, and other administrative expenses. Other expenses were $6.8 million for the year ended December 31, 2009, compared to $5.6 million for the year ended December 31, 2008, an increase of $1.2 million, or 22%. This increase was due primarily to increases in fees to third parties of $633,000, increases in software maintenance of $319,000, and increases in regulatory fees and expenses of $232,000.

Years Ended December 31, 2008 and 2007

Net revenues were $160.4 million for the year ended December 31, 2008, compared to $151.6 million for the year ended December 31, 2007, an increase of $8.9 million, or 6%. The primary reasons for this growth were increases in brokerage commissions and fees of $29.4 million, or 29%, as a result of higher market volatility in the second half of 2008 and higher trade volume related mostly to growing our brokerage account base, partially offset by a decrease in net interest income of $20.0 million, or 47%, primarily as a result of decreases in the federal funds target and daily rates of interest, and, to a lesser extent, reduced receivables from brokerage customers (margin balances), partially offset by account growth.

Net income was approximately $30.6 million for the year ended December 31, 2008, compared to approximately $35.4 million for the year ended December 31, 2007, a decrease of approximately $4.7 million, or 13%, due primarily to our 47% year-over-year decrease in net interest income and our 16% year-over-year increase in total expenses, partially offset by a 29% year-over-year increase in brokerage commissions and fees.

Income before income taxes was $50.0 million (31% of net revenues) for the year ended December 31, 2008, compared to $56.1 million (37% of net revenues) for the year ended December 31, 2007, a decrease of $6.1 million, or 11%. Our decrease in income before income taxes was due primarily to our $20.0 million decrease in net interest income, increased clearing and execution costs of $6.7 million and increased employee compensation and benefits of $6.0 million, partially offset by increased brokerage commissions and fees of $29.4 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 37% to 31% due primarily to the decrease in net interest income (which has no corresponding reduction in expense) and, to a lesser extent, the increase in employee compensation and benefits (which resulted from merit increases and increased employee headcount) and in other fixed costs associated with the growth of the company’s infrastructure.

During the year ended December 31, 2008, we recorded an income tax provision of $19.4 million, or 39% of our income before income taxes, compared with $20.7 million, or 37% of our income before income taxes, during the year ended December 31, 2007. The increase in our estimated annual effective income tax rate was due primarily to a decrease in the amount of interest income not subject to federal income taxes. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – For the year ended December 31, 2008, brokerage commissions and fees were approximately $129.3 million, compared to approximately $99.9 million for the year ended December 31, 2007. This $29.4 million, or 29%, increase was due primarily to a $25.7 million increase in brokerage commissions from higher trading volume related primarily to increased market volatility in 2008 (historically, as market volatility increases our customer accounts’ trade volume increases), growing our brokerage customer account base and, to a lesser extent, a $2.9 million increase in platform and other fees and a $1.5 million increase in exchange fee revenue (resulting from a change in classification as revenue, beginning July 1, 2007, of certain exchange fees previously recorded as an offset to expenses), partially offset by a $790,000 decrease in revenue for order flow of equity option trades. The change in classification of certain exchange fees resulted from the company increasing its fees for certain exchange products in excess of the amount it is charged for such products by the vendors of those data service products. We continuously review and assess our pricing – both commissions and platform fees. In July 2008, we began to offer our equities account customers the choice of being charged on a flat-ticket basis for their equity trades.

Interest Income – For the year ended December 31, 2008, interest income was $25.9 million as compared to $47.9 million for the year ended December 31, 2007. This $22.0 million, or 46%, decrease was due primarily to decreases in the federal funds target and daily rates of interest, and, to a lesser extent, reduced receivables from brokerage customers (margin balances), partially offset by account growth. The weighted average rate of interest for equities accounts was, during these periods, based upon the federal funds daily effective rate of interest and, for futures accounts, was based directly on the federal funds target rate of interest. The federal funds daily effective rate of interest is tied to the federal funds target rate of interest and the direction the markets believe the target rate of interest will move in the future. The average federal funds target rate of interest was 2.1% and 5.0% during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the federal funds target rate of interest was approximately 0%.

Brokerage Interest Expense – For the year ended December 31, 2008, brokerage interest expense was $3.2 million, compared to $5.1 million for the year ended December 31, 2007. This $2.0 million, or 38%, decrease was due primarily to lower interest rates offered to brokerage customers. During 2008, the average annual credit interest rate paid to our equities customers on balances in excess of $10,000 was approximately 0.658%, compared to 1.25% during 2007. Futures and forex customers are not paid interest on the cash balances in their accounts. As of December 31, 2008, we did not pay any interest to our equities customers on cash balances in their accounts.

Subscription Fees – Subscription fees were approximately $7.8 million for the year ended December 31, 2008, compared to approximately $7.9 million for the year ended December 31, 2007, a decrease of $198,000 or 2%. This decrease in subscription fees was due to a decrease in the number of subscribers.

Other – Other revenues were approximately $607,000 for the year ended December 31, 2008, compared to approximately $858,000 for the year ended December 31, 2007, a decrease of $251,000, or 29%. This decrease was due primarily to a $182,000 decrease in licensing fees.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $40.2 million for the year ended December 31, 2008, compared to $34.2 million for the year ended December 31, 2007, an increase of $6.0 million, or 18%. This increase was due primarily to increases in wages paid to employees of $2.9 million, stock-based compensation of $1.2 million, sales commissions of $1.0 million, and, to a lesser extent, increases in bonus expense of $486,000, recruitment and related expenses of $196,000 and payroll taxes of $281,000, partially offset by a decrease in employee benefits of $99,000. The increase in wages was due primarily to our annual salary merit increases (effective January 2008) and increased headcount. The increase in stock-based compensation is due primarily to $860,000 of additional expense relating to accelerated vesting of certain officer and director stock options that occurred as a result of the collective beneficial ownership of the company by the company’s co-founders falling below 25%. (See Note 10 of Notes to Consolidated Financial Statements – STOCK-BASED COMPENSATION – Vesting Acceleration of Certain Options for additional discussion regarding this acceleration of vesting.) At December 31, 2008, there were 363 full-time equivalent employees, a 14% increase, compared to 318 full-time equivalent employees at December 31, 2007.

Clearing and Execution – Clearing and execution expenses were approximately $38.9 million for the year ended December 31, 2008, compared to $32.3 million for the year ended December 31, 2007, an increase of $6.6 million or 21%, as a result of higher trade volume that resulted from, we believe, higher market volatility and the growth of accounts. Clearing and execution costs as a percentage of brokerage commissions and fees, which will vary depending on the mix of business, decreased to 30% during 2008, compared to 32% during 2007.

Data Centers and Communications – Data centers and communications expenses were approximately $9.2 million for the year ended December 31, 2008, compared to $8.2 million for the year ended December 31, 2007, an increase of $1.0 million, or 13%. The increase was primarily the result of a $521,000 increase in exchange fees and a $376,000 increase in rack space, power and bandwidth charges at our server farms. The increase in exchange fees was impacted by the classification as revenue, beginning July 1, 2007, of certain fees charged to customers, which were recorded as an offset to data centers and communications expense during the prior year. This change in classification resulted from the company increasing its fees for certain exchange products in excess of the amount it is charged for such products by the vendors of those data service products.

Marketing – Marketing expenses for the year ended December 31, 2008 were $5.8 million, compared to $5.6 million for the year ended December 31, 2007, an increase of $218,000, or 4%, due primarily to increased media placement during 2008.

Professional Services – Professional services expenses were $3.5 million for the year ended December 31, 2008, compared to $3.3 million for the year ended December 31, 2007, an increase of $183,000, or 6%, due primarily to an increase of $642,000 for consultants, partially offset by a decrease in legal fees of $469,000. The increase in professional fees for consultants was primarily a result of increased costs associated with quality assurance and product development projects. Legal fees decreased due primarily to a $625,000 recovery of previously expensed legal fees as a result of a final settlement with our primary director and officer liability insurance carrier pertaining to litigation that went to trial in the 2008 first quarter (in which the company prevailed) and to the settlement in the 2008 second quarter of the appeal made by the other party to the litigation, which was partially offset by the income recognition during 2007 of approximately $443,000 of reimbursable legal fees and costs expensed prior to 2007 in connection with a 2003 lawsuit brought by Andrew A. Allen Limited Partnership against us, one of our executive officers and two former executive officers. The remaining decrease in legal fees of $287,000 resulted primarily from decreased legal costs associated with our ongoing business operations.

Occupancy and Equipment – Occupancy and equipment expenses were $3.0 million for the year ended December 31, 2008, compared to $2.8 million for the year ended December 31, 2007, an increase of $187,000, or 7%, due primarily to increased rent and maintenance costs.

Depreciation and Amortization – Depreciation and amortization expenses were $4.2 million for the year ended December 31, 2008, compared to $4.0 million for the year ended December 31, 2007, an increase of $209,000, or 5%.

Other – Other expenses were $5.6 million for the year ended December 31, 2008, compared to $5.2 million for the year ended December 31, 2007, an increase of $471,000, or 9%. This increase was due primarily to increases in customer debits and errors of $617,000, regulatory fees and expenses, travel and entertainment and settlements, partially offset by an expense of $675,000 during 2007 for a now resolved regulatory matter relating to NASD OATS reporting, and a $298,000 gain resulting from the acquisition of the Philadelphia Stock Exchange and TradeStation Securities’ associated membership by the NASDAQ OMX.

Income Taxes

During the year ended December 31, 2009, we recorded an income tax provision of $10.3 million, or 39% of our income before income taxes, compared with $19.4 million, or 39% of our income before income taxes, during the year ended December 31, 2008.

In accordance with guidance in the Income Taxes Topic of the FASB ASC, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. There was no valuation allowance on our deferred income taxes as of December 31, 2009 or 2008. On a periodic basis, we will continue to evaluate our remaining deferred income tax assets to determine if a valuation allowance is required.

As of December 31, 2009, for financial reporting purposes, we estimate that we had available for federal income tax purposes total net operating loss carryforwards of approximately $861,000. These net operating loss carryforwards expire in 2019. We utilized research and development tax credits of approximately $376,000, $282,000 and $173,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

The Income Taxes Topic also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As required by the Income Taxes Topic, effective January 1, 2007, we have evaluated tax positions for which the statute of limitations remain open. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The adoption of provisions under the Income Taxes Topic with respect to tax positions, which were adopted on January 1, 2007, did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. We had a liability for unrecognized tax benefits of $301,000 and $492,000 as of December 31, 2009 and 2008, respectively.

We are currently undergoing a routine U.S. federal tax examination by the Internal Revenue Service for the 2007 fiscal year. We have been notified that we will also be undergoing a routine U.S. federal tax examination by the Internal Revenue Service for the 2008 fiscal year and routine state tax examinations by a state tax authority for the 2007 and 2008 fiscal years. We are no longer subject to U.S. federal tax examinations or state and local tax examinations for periods prior to 2006.

See Note 12 of Notes to Consolidated Financial Statements – INCOME TAXES.

Variability of Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations are likely to result in volatility in the price of our common stock. See Item 1A. Risk Factors and Note 18 of Notes to Consolidated Financial Statements – UNAUDITED QUARTERLY FINANCIAL INFORMATION.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $57.4 million, of which $717,000 was restricted in support of a facility lease. On January 4, 2010, as a result of TradeStation Securities’ December 31, 2009 month-end calculation under Rule 15c3-3 of the Securities Exchange Act of 1934 (see below), $7.7 million of the $57.4 million of cash and cash equivalents shown on our consolidated balance sheet at December 31, 2009 was transferred to cash and investments segregated in compliance with federal regulations. We had marketable securities of approximately $76.3 million at December 31, 2009, of which $8.2 million could be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. The remaining $68.1 million was composed of U.S. Treasury Bills and Treasury Notes with original maturities greater than three months. See Note 2 of Notes to Consolidated Financial Statements – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Marketable Securities.

As of December 31, 2009, TradeStation Securities had: $785.2 million of cash and investments segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers, net of $45.0 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $32.2 million. Client margin loans are demand loan obligations secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent primarily current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $868.7 million at December 31, 2009. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and the Financial Industry Regulatory Authority (FINRA), and the Commodity Futures Trading Commission’s (CFTC) financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these requirements, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At December 31, 2009, TradeStation Securities had net capital of approximately $85.6 million (95% of aggregate debit items), which was approximately $83.8 million in excess of its required net capital of approximately $1.8 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to TradeStation Group’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of December 31, 2009, we had security deposits and short-term U.S. Treasury Bills totaling $38.5 million with clearing organizations for the self-clearing of equities and standardized equity option trades.

As of December 31, 2009, we have no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (related to back-office systems and telecommunications services) is as follows (in thousands):

	Payments Due By Period
		Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	Total	2010	2011-2012	2013-2014	After 2014
Contractual Obligations

Operating lease obligations	$11,798	$6,022	$5,389	$357	$30
Purchase obligations	6,789	4,286	2,503	—	—

Total	$18,587	$10,308	$7,892	$357	$30

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for additional growth of our brokerage business (there being no assurance additional growth will occur), capital expenditures of up to $9.3 million in 2010 (primarily for the purchase of computer hardware and software to support the growth of our data server farms, back-office systems and other infrastructure to support our business). These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

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

During the year ended December 31, 2009, we used $14.9 million to purchase 2,090,086 shares of our common stock at an average price of $7.11 per share. All shares purchased have been retired. See Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES – Share Repurchases.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Cash used in operating activities totaled approximately $1.8 million during the year ended December 31, 2009. Cash provided by operating activities totaled approximately $13.5 million and $43.3 million during the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2009, net cash used in operating activities of $1.8 million was due primarily to increases in net trading investment transactions, receivables from brokers, dealers, clearing organizations and clearing agents, receivables from brokerage customers, net, prepaid income taxes, and other assets; and decreases in accounts payable and accrued expenses. This was partially offset by net income as adjusted for non-cash items; decreases in cash and investments segregated in compliance with federal regulations (on January 4, 2010, $7.7 million was transferred from cash and cash equivalents to cash and investments segregated in compliance with federal regulations) and deposits with clearing organizations; and increases in payables to brokers, dealers and clearing organizations and payables to brokerage customers. During the year ended December 31, 2008, net cash provided by operating activities of $13.5 million was due primarily to net income adjusted for non-cash items, timing differences related to increases in accounts payable and accrued expenses and decreases in other assets, partially offset by increases in net brokerage customer assets (excluding deposits with clearing organizations) including timing differences related to funding cash and investments segregated in compliance with federal regulations (on January 2, 2009, $4.1 million was transferred from cash and investments segregated in compliance with federal regulations to cash and cash equivalents) and increases in deposits with clearing organizations. During the year ended December 31, 2007, net cash provided by operating activities of $43.3 million was due primarily to net income adjusted for non-cash items, timing differences related to decreases in net brokerage customer assets (excluding deposits with clearing organizations) including timing differences related to funding cash and investments segregated in compliance with federal regulations (on January 2, 2008, $7.0 million was transferred to cash and investments segregated in compliance with federal regulations from cash and cash equivalents) and increases in accrued expenses, partially offset by increases in deposits with clearing organizations and other assets and decreases in accounts payable.

Investing activities used cash of $27.7 million, $3.1 million and $1.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2009, investing activities were primarily for the purchases of available-for-sale marketable securities of $27.0 million, and, to a lesser extent, capital expenditures of $5.3 million consisting primarily of computer hardware to support the growth of our data server farms and computer software to support our growing infrastructure. This was partially offset by proceeds from the maturities of available-for-sale marketable securities of $4.3 million and, to a lesser extent, a decrease in restricted cash. During the year ended December 31, 2008, investing activities were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms and back office systems to support our business) of $3.8 million, partially offset by proceeds from the redemption of marketable securities of $395,000 and, to a lesser extent, a decrease in restricted cash. During the year ended December 31, 2007, investing activities were primarily for capital expenditures (mostly computer hardware to support the growth of our data server farms and back office systems to support our business) of $2.3 million, partially offset by proceeds from the redemption of marketable securities of $440,000 and, to a lesser extent, a decrease in restricted cash.

Financing activities used cash of $13.2 million, $13.5 million and $12.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. The repurchase and retirement of common stock used cash of $14.9 million, $15.0 million and $15.0 million during the years ended December 31, 2009, 2008 and 2007, respectively. Proceeds from the issuance of common stock related to the exercise of stock options from our incentive stock plan, and purchases under our employee stock purchase plan, provided cash of $1.5 million, $1.2 million and $1.5 million during 2009, 2008 and 2007, respectively. Excess tax benefits from stock-based compensation provided cash of $209,000, $273,000, and $1.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Our net capital, deposit and general brokerage cash requirements will likely increase as we seek to grow our new TradeStation Prime Services division, as a futures commission merchant that clears omnibus and moves toward futures self-clearing, and as a forex dealer (as opposed to an introducing broker of forex accounts).

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

TradeStation Securities provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchanges, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable. However, management believes that the possibility of the company being required to make payments under these arrangements is remote, although less remote than it was prior to the recent global economic crisis. No liability has been recorded for these potential events.

Recently Issued Accounting Standards

On June 30, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (SFAS 168). Under SFAS 168, which became effective for us on July 1, 2009, the FASB ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. The requirements of SFAS 168 are promulgated in the Generally Accepted Accounting Principles Topic of the FASB ASC. Accordingly, certain references to non-SEC accounting and reporting standards in the notes to consolidated financial statements and this management’s discussion and analysis of financial condition and results of operations will reference the new FASB ASC. Our disclosures for the year ended December 31, 2009 reflect the adoption of this pronouncement.

In May 2009, the FASB issued guidance under the Subsequent Events Topic of the FASB ASC (the Subsequent Events Topic; formerly SFAS No. 165, Subsequent Events). The Subsequent Events Topic applies to all entities that prepare financial statements (interim or annual) in accordance with generally accepted accounting principles (GAAP). When evaluating subsequent events, if an event or other transaction is within the scope of other applicable GAAP, that GAAP should be applied with respect to the recognition, measurement and disclosure of that event or transaction. The Subsequent Events Topic indicates that management should evaluate subsequent events through the date the financial statements are issued or available to be issued and it is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, to amend the Subsequent Events Topic. As a result of this new guidance, registrants will no longer disclose the date through which management evaluated subsequent events in the financial statements – either in originally issued financial statements or reissued financial statements. This change addresses practice issues for SEC registrants with respect to processes around issuing financial statements and SEC registration requirements. Our disclosures for the year ended December 31, 2009 reflect the adoption of these pronouncements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. 107-1 and APB 28-1). FSP No. 107-1 and APB 28-1 amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The requirements of FSP No. FAS 107-1 and APB 28-1 were codified under the Financial Instruments Topic of the FASB ASC and the Interim Reporting Topic of the FASB ASC and are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. Our disclosures for the year ended December 31, 2009 reflect the adoption of these pronouncements.

In December 2007, the FASB issued SFAS No. 141R (SFAS 141R), which is a revision of SFAS No. 141, Business Combinations, and which was codified under the Business Combinations Topic of the FASB ASC (the Business Combinations Topic). The new guidance in the Business Combinations Topic applies to all business entities and to transactions or other events in which an entity obtains control of one or more businesses. It revises in various areas and circumstances methods of accounting for the costs of acquisitions and other business combinations and various components thereof. The new guidance in the Business Combinations Topic is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, for us, it became effective for any acquisition or other business combination made on or after January 1, 2009. Our adoption of this new guidance did not have an impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delayed the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these nonfinancial assets and liabilities, the effective date was deferred to fiscal years beginning after November 15, 2008. SFAS 157 and FASB Staff Position No. 157-2 were codified under the Fair Value Measurements and Disclosures Topic of the FASB ASC (the Fair Value Measurements and Disclosures Topic). Our adoption of the Fair Value Measurements and Disclosures Topic on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. Our adoption of the deferred portion of the Fair Value Measurements and Disclosures Topic, effective January 1, 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2009.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. We believe that the adoption of ASU 2010-06, effective January 1, 2010, will not have a material impact on our consolidated financial position, results of operations or cash flows. We do not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on our consolidated financial statements.

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

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring them to maintain margin and leverage collateral levels and reduce concentrated positions in compliance with regulatory and internal guidelines. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary.

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $785.2 million at December 31, 2009. Interest-earning assets are financed primarily by short-term liabilities, which totaled $868.7 million at December 31, 2009, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances (we are currently not paying any interest to customers on their cash balances). TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. As of December 31, 2009: our cash and cash equivalents consisted primarily of US Treasury Investments; our marketable securities consisted primarily of US Treasury Investments and federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America (which can be tendered for sale upon notice of no longer than seven days); and our security deposits consisted primarily of U.S. Treasury Bills and cash deposits. Most of our cash and investments segregated in compliance with federal regulations are invested in U.S. Treasury Bills and Treasury Notes of various maturities.

We estimate, based on the size and nature of our customer assets as of December 31, 2009 (and assuming for these purposes that the size and nature of those assets do not change), that each basis point increase or decrease in the US Treasury Investment yield, based on current maturities, results in an annual impact of approximately $33,000 to our net income.

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

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firm set forth on pages F-1 through F-38 are filed as part of this report and incorporated herein by reference.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about Directors and Executive Officers, Section 16(a) beneficial ownership reporting compliance, and corporate governance required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009 (“2010 Proxy Statement”).

We have a Code of Ethics and Business Conduct that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer, and our principal accounting officer and corporate controller. You can find our Code of Ethics and Business Conduct in the “Investor Relations” section of www.tradestation.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of the SEC or any other regulatory agency, on that Web site.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from our 2010 Proxy Statement.

Equity Compensation Plan Information

The following sets forth information as of December 31, 2009 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,864,975	$8.25	(1 3,730,722)
Equity compensation plans not approved by security holders	—	—	—
Total (1)	2,864,975	$8.25	3,730,722

(1)	Includes 3,191,957, 364,000, and 174,765 shares of common stock available for issuance under the Incentive Stock Plan, Nonemployee Director Stock Option Plan and Employee Stock Purchase Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this item is incorporated by reference from our 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements. The Financial Statements and notes thereto and the reports of the independent registered public accounting firm thereon set forth on pages F-1 through F-38 herein are filed as part of this report and incorporated herein by reference.

2.	Exhibits.

Exhibit Number	Description

3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Amended and Restated Incentive Stock Plan ****#

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007 ****#

10.9	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of June 2, 2009 (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)#

10.10	Form of Executive Stock Option Agreement (utilized prior to February 2007) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on January 7, 2009)#

10.11	Form of Executive Officer Stock Option Agreement (utilized since February 2007) ****#

10.12	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni ****#

10.13	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman and Marc J. Stone (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.14	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.15	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Marc J. Stone, David H. Fleischman and T. Keith Black) (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.16	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)#

10.17	General Release of All Claims, dated December 9, 2008, between Joseph Nikolson and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 10, 2008)#

10.18	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.19	Lease Agreement, dated as of March 23, 2006, between The Goldman Sachs Group, Inc., Sublandlord, and TradeStation Group, Inc., Subtenant (without exhibits and schedules) ****

10.20	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.21	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.22	Addendum, dated July 31, 2007, to Lease Agreement between TradeStation Technologies, Inc. (Tenant) and Springcreek Place, Ltd. (Landlord) Dated June 12, 1996 and Amended on 10-12-98, 5-28-99 and 7-25-02 (incorporated by reference to Exhibit 10.18 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.23	Agreement of Lease, dated December 14, 2009, between 400 Madison Avenue Owner, LLC (Landlord) and TradeStation Securities, Inc. (Tenant) (filed herewith)

10.24	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.25	Form of Non-Competition and Non-Disclosure Agreement*

10.26	Form of Non-Competition Agreement +

10.27	Form of Indemnification Agreement +

21.1	List of Subsidiaries ****

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group, Inc. filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.

***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
****	Previously filed as part of Form 10-K of TradeStation Group, Inc. for the fiscal period ended December 31, 2006 filed with the Commission on March 9, 2007.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2010		TradeStation Group, Inc.

	By:	/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Salomon Sredni	Chief Executive Officer, President	March 12, 2010
Salomon Sredni	and Director (Principal Executive Officer)

/s/ David H. Fleischman	Chief Financial Officer, Vice President	March 12, 2010
David H. Fleischman	of Finance and Treasurer
(Principal Financial Officer)

/s/ Edward H. Codispoti	Chief Accounting Officer, Vice President	March 12, 2010
Edward H. Codispoti	of Accounting and Corporate Controller
(Principal Accounting Officer)

/s/ Denise E. Dickins	Director	March 12, 2010
Denise E. Dickins

/s/ Michael W. Fipps	Director	March 12, 2010
Michael W. Fipps

/s/ Nathan D. Leight	Director	March 12, 2010
Nathan D. Leight

/s/ Charles F. Wright	Director	March 12, 2010
Charles F. Wright

TRADESTATION GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of TradeStation Group, Inc. and its subsidiaries (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment, at the reasonable assurance level, of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based upon the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment in accordance with the criteria in Internal Control-Integrated Framework issued by COSO, our management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2009.

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

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been performed by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in these consolidated financial statements.

March 12, 2010

/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

/s/ David H. Fleischman
David H. Fleischman
Chief Financial Officer
Vice President of Finance and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TradeStation Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TradeStation Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of TradeStation Group, Inc. and subsidiaries and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TradeStation Group, Inc.

We have audited the accompanying consolidated balance sheets of TradeStation Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TradeStation Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TradeStation Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2010

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008

ASSETS:

Cash and cash equivalents, including restricted cash of $717 and $956 at December 31, 2009 and 2008, respectively	$57,405	$100,314
Cash and investments segregated in compliance with federal regulations	785,208	626,103
Marketable securities	76,342	8,465
Receivables from brokers, dealers, clearing organizations and clearing agents	32,226	11,139
Receivables from brokerage customers, net	45,034	30,316
Property and equipment, net	7,578	6,602
Deferred income taxes, net	1,276	3,001
Deposits with clearing organizations	38,521	48,019
Other assets	5,606	3,473

Total assets	$1,049,196	$837,432

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$114	$87
Payables to brokerage customers	868,741	661,046
Accounts payable	2,627	3,363
Accrued expenses	7,206	7,935

Total liabilities	878,688	672,431

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 40,692,328 and 42,421,198 issued and outstanding at December 31, 2009 and 2008, respectively	407	424
Additional paid-in capital	42,728	52,999
Accumulated other comprehensive income	5	—
Retained earnings	127,368	111,578

Total shareholders’ equity	170,508	165,001

Total liabilities and shareholders’ equity	$1,049,196	$837,432

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

REVENUES:
Brokerage commissions and fees	$121,258	$129,304	$99,945

Interest income	5,957	25,937	47,925
Brokerage interest expense	—	3,166	5,121

Net interest income	5,957	22,771	42,804

Subscription fees	7,143	7,750	7,948
Other	353	607	858

Net revenues	134,711	160,432	151,555

EXPENSES:
Employee compensation and benefits	41,715	40,166	34,179
Clearing and execution	31,182	38,914	32,262
Data centers and communications	11,480	9,216	8,186
Marketing	6,610	5,805	5,587
Professional services	3,372	3,453	3,270
Occupancy and equipment	3,072	2,989	2,802
Depreciation and amortization	4,362	4,218	4,009
Other	6,849	5,632	5,161

Total expenses	108,642	110,393	95,456

Income before income taxes	26,069	50,039	56,099

INCOME TAX PROVISION	10,279	19,402	20,728

Net income	$15,790	$30,637	$35,371

EARNINGS PER SHARE:
Basic	$0.38	$0.71	$0.80

Diluted	$0.38	$0.70	$0.78

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,507	43,235	44,246

Diluted	41,981	43,912	45,221

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive- Income	Total

		Common Stock
		Shares	Amount

BALANCE, January 1, 2007	—	44,680	$447	$72,188	$45,570	$—	$118,205

Issuance of common stock from exercise of stock options and purchase plan	—	396	4	1,512	—	—	1,516
Stock-based compensation	—	—	—	2,723	—	—	2,723
Excess tax benefit from stock option exercises	—	—	—	1,140	—	—	1,140
Repurchase and retirement of common stock	—	(1,237)	(13)	(14,984)	—	—	(14,997)
Net income	—	—	—	—	35,371	—	35,371

BALANCE, December 31, 2007	—	43,839	438	62,579	80,941	—	143,958

Issuance of common stock from exercise of stock options and purchase plan	—	233	2	1,211	—	—	1,213
Stock-based compensation	—	—	—	3,951	—	—	3,951
Excess tax benefit from stock option exercises	—	—	—	240	—	—	240
Repurchase and retirement of common stock	—	(1,683)	(16)	(14,982)	—	—	(14,998)
Vesting of restricted stock	—	32	—	—	—	—	—
Net income	—	—	—	—	30,637	—	30,637

BALANCE, December 31, 2008	—	42,421	424	52,999	111,578	—	165,001

Issuance of common stock from exercise of stock options and purchase plan	—	329	3	1,459	—	—	1,462
Stock-based compensation	—	—	—	2,729	—	—	2,729
Excess tax benefit from stock option exercises	—	—	—	381	—	—	381
Repurchase and retirement of common stock	—	(2,090)	(21)	(14,839)	—	—	(14,860)
Vesting of restricted stock	—	32	1	(1)	—	—	—
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	5	5
Net income	—	—	—	—	15,790	—	15,790

BALANCE, December 31, 2009	—	40,692	$407	$42,728	$127,368	$5	$170,508

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,790	$30,637	$35,371
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,362	4,218	4,009
Stock-based compensation expense	2,758	3,966	2,744
Deferred income tax provision (benefit)	1,725	(461)	(570)
Gain on investments in stock exchanges	—	(130)	—
Net unrealized loss on marketable securities	142	—	—
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	623,854	(150,134)	(58,467)
Trading investments transactions, net	(839,264)	—	—
Receivables from brokers, dealers, clearing organizations and clearing agents	(21,087)	12,287	11,440
Receivables from brokerage customers	(14,718)	63,616	(16,911)
Prepaid income taxes	(971)	—	—
Deposits with clearing organizations	20,499	(24,055)	(3,784)
Other assets	(1,251)	1,902	(315)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	27	(724)	(3,634)
Payables to brokerage customers	207,695	71,392	73,298
Accounts payable	(736)	950	(434)
Accrued expenses	(586)	35	595

Net cash (used in) provided by operating activities	(1,761)	13,499	43,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,260)	(3,767)	(2,283)
Decrease in restricted cash	239	239	239
Purchase of available–for-sale marketable securities	(26,977)	—	—
Proceeds from sale/maturity of marketable securities	4,278	395	440

Net cash used in investing activities	(27,720)	(3,133)	(1,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,462	1,214	1,516
Excess tax benefit from stock option exercises	209	273	1,140
Repurchase and retirement of common stock	(14,860)	(14,999)	(14,996)

Net cash used in financing activities	(13,189)	(13,512)	(12,340)

NET (DECREASE) INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(42,670)	(3,146)	29,398

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of year	99,358	102,504	73,106

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of year	$56,688	$99,358	$102,504

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the Years Ended December 31,
	2009	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8	$2,724	$5,120

Cash paid for income taxes	$9,728	$19,417	$20,167

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor to a publicly-held trading software company that was formed in 1982. TradeStation Group is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc. (“TradeStation Securities”), a licensed online securities broker-dealer and a registered futures commission merchant, and TradeStation Technologies, Inc. (“TradeStation Technologies”), a trading technology company, are the Company’s two established operating subsidiaries. The Company’s third subsidiary, TradeStation Europe Limited, a company organized under the laws of England and Wales, is authorized and regulated by the UK Financial Services Authority (“FSA”) and holds what is known as a “Passport” to introduce brokerage accounts for residents of countries within the European Economic Area.

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

TradeStation Securities clears most institutional account trades through J.P. Morgan Clearing Corp. on a fully-disclosed basis and provides order execution services on a Delivery Versus Payment/Receipt Versus Payment (“DVP/RVP”) basis with the orders cleared and settled by the client’s prime brokerage firm. Through December 31, 2009, futures trades were cleared through R.J. O’Brien & Associates on a fully-disclosed basis, and for certain institutional futures accounts, order execution services are provided on a “give-up” basis with the orders cleared and settled by the client’s prime brokerage firm. Forex trades are cleared through GAIN Capital Group, Inc. on a fully-disclosed basis (J.P. Morgan Clearing Corp., R.J. O’Brien & Associates, and GAIN Capital are collectively referred to as “clearing agents” or “clearing agent firms”).

Effective January 4, 2010, the Company converted its futures accounts, held at R.J. O’Brien & Associates, from a fully disclosed basis to an omnibus relationship also with R.J. O’Brien & Associates. As such, the Company received approximately $349 million in futures customers’ funds which were appropriately segregated in accordance with the Commodity Exchange Act rules.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

When completing the consolidated financial statements included herein, the Company evaluated subsequent events up to and including the date that this Annual Report on Form 10-K was filed with the SEC.

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

Cash and Cash Equivalents – The Company classifies all highly-liquid investments with an original maturity of three months or less as cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held primarily at two major financial institutions. Cash and cash equivalents at December 31, 2009 and 2008 include restricted cash of $717,000 and $956,000, respectively, supporting the lease on the Company’s corporate headquarters. Based upon the year-end calculation of cash and investments segregated in compliance with federal regulations (see below), the cash and cash equivalents balance may increase or decrease on the first or second business day subsequent to year end. On January 4, 2010, cash and cash equivalents decreased by $7.7 million and on January 2, 2009, cash and cash equivalents increased by $4.1 million. See Cash and Investments Segregated In Compliance With Federal Regulations below, and Note 16 – COMMITMENTS AND CONTINGENCIES – Restricted Cash.

Cash and Investments Segregated In Compliance With Federal Regulations – Cash and investments segregated in compliance with federal regulations, consisting primarily of treasury securities, of $785.2 million as of December 31, 2009, which includes approximately $349,000 of interest receivable, have been segregated in a special reserve bank account at JPMorgan Chase for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. By the second business day of each week, if required, this amount is adjusted based upon the previous week-end calculation. At December 31, 2009, the cash and investments segregated were sufficient to meet the reserve requirements. On January 4, 2010, cash and investments segregated in compliance with federal regulations increased by $7.7 million, from $785.2 million (the balance as of December 31, 2009) to $792.9 million. On January 2, 2009, cash and investments segregated in compliance with federal regulations decreased by $4.1 million, from $626.1 million (the balance as of December 31, 2008) to $622.0 million.

Marketable Securities – The Company’s investments in marketable securities are carried at fair value and are designated as available-for-sale, except for securities owned by the Company’s broker-dealer subsidiary, TradeStation Securities, which are required to be accounted for as trading investments. Unrealized gains and losses on available-for-sale investments, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses on available-for-sale investments are determined on the specific identification method and are reflected on the consolidated statements of income. Unrealized and realized gains and losses on securities accounted for as trading investments are reflected on the Consolidated Statements of Income. Declines in fair value of investments that are considered other than temporary are accounted for as realized losses. See Note 3 – FAIR VALUE MEASURES.

Receivables from Brokers, Dealers, Clearing Organizations and Clearing Agents – Receivables from brokers, dealers, clearing organizations and clearing agents consist primarily of securities borrowed from broker-dealers (see Securities Borrowed and Loaned below). In addition, the Company services some of its securities customer accounts through J.P. Morgan Clearing Corp. and its futures and forex customer accounts through R.J. O’Brien & Associates (through December 31, 2009) and GAIN Capital, Inc., respectively, on a fully-disclosed basis. These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities. The receivables from these clearing agents relate primarily to commissions earned by TradeStation Securities for trades executed and/or cleared by the clearing agents on behalf of TradeStation Securities. See Brokerage Commissions and Fees below, and Note 4 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

Securities Borrowed and Loaned – Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender and require TradeStation Securities to provide the counterparty with collateral in the form of cash. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. As of December 31, 2009 and 2008, securities borrowed are carried at market value and are included in receivables from brokers, dealers, clearing organizations and clearing agents. TradeStation Securities does not lend securities to other broker-dealers. See Note 4 – RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS.

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

Impairment of Long-Lived Assets – The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if the carrying amount exceeds the sum of the undiscounted cash flows estimated to be generated by those assets. The amount of impairment loss is calculated as the amount by which the carrying value exceeds fair value. No impairment occurred during the years ended December 31, 2009, 2008 or 2007.

Related-Party Loans – Certain directors and executive officers of the Company maintain margin accounts with TradeStation Securities. There were no margin loans to directors or executive officers outstanding as of December 31, 2009 or 2008. Any margin loans made in these accounts are in the ordinary course of TradeStation Securities’ business on terms no more favorable than those available for comparable transactions in other brokerage accounts.

Software Development Costs – In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Software Topic and the FASB Intangibles-Goodwill and Other Topic, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company’s technology development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized over the period of benefit of the related products. For the periods presented, the technological feasibility of the Company’s products to be sold and marketed to its customers, and the general release of such software generally coincide, and, as a result, such costs were not capitalized as of December 31, 2009 or 2008. During the year ended December 31, 2009, the Company capitalized costs, which were included in property and equipment, of approximately $1.1 million associated with development of internal-use software. No amortization expense has been recorded in connection with these costs since the internal-use software was not yet operational as of December 31, 2009. During 2009, 2008 and 2007, software development costs (comprised primarily of employee compensation and benefits) were approximately $10.4 million, $7.1 million and $5.6 million, respectively.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents; cash and investments segregated in compliance with federal regulations; marketable securities; receivables from brokers, dealers, clearing organizations and clearing agents; receivables from brokerage customers, net; deposits with clearing organizations, payables to brokers, dealers and clearing organizations; and payables to brokerage customers approximate fair value as of December 31, 2009 and 2008 due to the short-term nature of these instruments.

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

Other Revenues – Other revenues consist primarily of fees for the Company’s training workshops, sales of training manuals, direct sales of legacy software products, and royalties. Revenues for training workshops are recognized during the period in which the workshop takes place. Revenues from training manuals and direct sales of legacy software products are recognized when the product is shipped. Royalty revenues, which are derived from contracts with market data vendors under which the Company has agreed to enable its trading software products to be technically compatible with the vendors’ data services, are recorded when earned, in accordance with the terms of the applicable contracts.

Advertising – Advertising, which is included within marketing expense, is expensed when the initial advertising activity takes place. Advertising expense was approximately $6.0 million, $5.3 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. There were no advertising costs capitalized as of December 31, 2009 and 2008.

Operating Leases – Rental payments, free rent, and leasehold and other incentives are recognized on a straight-line basis over the life of a lease. Leasehold improvements are amortized over the shorter of their economic life or the initial lease term. See Note 16 – COMMITMENTS AND CONTINGENCIES – Operating Leases.

Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the FASB ASC (the “Compensation-Stock Compensation Topic”). This topic requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. It also requires the benefit of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than an operating cash flow. (See Note 10 – STOCK-BASED COMPENSATION.)

Income Taxes – The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC (the “Income Taxes Topic”). The Income Taxes Topic requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The Income Taxes Topic also clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. See Note 12 - INCOME TAXES.

Earnings Per Share – Earnings per share is calculated in accordance with the Earnings Per Share Topic of the FASB ASC (the “Earnings Per Share Topic”), which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock during the period. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and unvested restricted stock. See Note 13 – EARNINGS PER SHARE.

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

Segment Information – Segment information is required to be presented in accordance with the Segment Reporting Topic of the FASB ASC (the “Segment Reporting Topic”). The Segment Reporting Topic requires segmentation if warranted by management’s approach to the Company’s business and the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. During each of the three years in the period ended December 31, 2009, management evaluated and operated its business as two segments: (i) brokerage services and (ii) software products and services. See Note 17 - SEGMENT AND RELATED INFORMATION.

Foreign Currency Translation – Management has determined that the functional currency of the United Kingdom subsidiary is the U.S. dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with the Foreign Currency Matters Topic of the FASB ASC. Therefore, the effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are included in net income.

Recently Issued Accounting Standards

On June 30, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (“SFAS 168”). Under SFAS 168, which became effective for the Company on July 1, 2009, the FASB ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. The requirements of SFAS 168 are promulgated in the Generally Accepted Accounting Principles Topic of the FASB ASC. Accordingly, certain references to non-SEC accounting and reporting standards in these notes to consolidated financial statements will reference the new FASB ASC. The Company’s disclosures for the year ended December 31, 2009 reflect the adoption of this pronouncement.

In May 2009, the FASB issued guidance under the Subsequent Events Topic of the FASB ASC (the “Subsequent Events Topic” and formerly SFAS No. 165). The Subsequent Events Topic applies to all entities that prepare financial statements (interim or annual) in accordance with generally accepted accounting principles (“GAAP”). When evaluating subsequent events, if an event or other transaction is within the scope of other applicable GAAP, that GAAP should be applied with respect to the recognition, measurement and disclosure of that event or transaction. The Subsequent Events Topic indicates that management should evaluate subsequent events through the date the financial statements are issued or available to be issued and it is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, to amend the Subsequent Events Topic. As a result of this new guidance, registrants will no longer disclose the date through which management evaluated subsequent events in the financial statements – either in originally issued financial statements or reissued financial statements. This change addresses practice issues for SEC registrants with respect to processes around issuing financial statements and SEC registration requirements. The Company’s disclosures for the year ended December 31, 2009 reflect the adoption of these pronouncements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”). FSP No. 107-1 and APB 28-1 amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The requirements of FSP No. 107-1 and APB 28-1 were codified under the Financial Instruments Topic of the FASB ASC and the Interim Reporting Topic of the FASB ASC and are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company’s disclosures for the year ended December 31, 2009 reflect the adoption of these pronouncements. See Note 3 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s financial instruments.

In December 2007, the FASB issued SFAS No. 141R, which is a revision of SFAS No. 141, Business Combinations, and which was codified under the Business Combinations Topic of the FASB ASC (the “Business Combinations Topic”). The new guidance in the Business Combinations Topic applies to all business entities and to transactions or other events in which an entity obtains control of one or more businesses. It revises in various areas and circumstances methods of accounting for the costs of acquisitions and other business combinations and various components thereof. The new guidance in the Business Combinations Topic is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, for the Company, it became effective for any acquisition or other business combination made on or after January 1, 2009. The Company’s adoption of the new guidance did not have an impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delayed the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these nonfinancial assets and liabilities, the effective date was deferred to fiscal years beginning after November 15, 2008. SFAS 157 and FASB Staff Position No. 157-2 were codified under the Fair Value Measurements and Disclosures Topic of the FASB ASC (the “Fair Value Measurements and Disclosures Topic”). The Company’s adoption of the Fair Value Measurements and Disclosures Topic on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company’s adoption of the deferred portion of the Fair Value Measurements and Disclosures Topic, effective January 1, 2009, did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2009. The Company’s disclosures for the year ended December 31, 2009 include the provisions of this standard. See Note 3 – FAIR VALUE MEASURES for a discussion of the fair value of the Company’s financial instruments.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company believes that the adoption of ASU 2010-06, effective January 1, 2010, will not have a material impact on its consolidated financial position, results of operations or cash flows. The Company does not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

(3) FAIR VALUE MEASURES

The Fair Value Measurements and Disclosures Topic establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with guidance under the Fair Value Measurements and Disclosures Topic, three levels of inputs may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level I assets consist of U.S. Treasury Bills and Notes (“U.S. Treasuries”). As of December 31, 2009, the Company’s U.S. Treasuries had maturities ranging from January 2010 to October 2011.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company did not hold any Level III assets during the year ended December 31, 2009.

The following table summarizes the basis used to measure the fair value of securities on a recurring basis in the Company’s consolidated balance sheet as of December 31, 2009 (in thousands):

	December 31, 2009
	Level I	Level II	Level III	Fair Value

Investments segregated in compliance with federal regulations	$782,959	$—	$—	$782,959

Marketable securities	$68,162	$8,180	$—	$76,342

Deposits with clearing organizations	$30,999	$—	$—	$30,999

The Company purchased available-for-sale marketable securities of approximately $27.0 million and had proceeds/redemptions from maturities of available-for-sale marketable securities of approximately $4.3 million during the year ended December 31, 2009. As of December 31, 2009, the Company had approximately $31.2 million of available-for-sale marketable securities.

As described in Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, broker-dealers are required to account for investments in marketable securities as trading investments. TradeStation Securities had net trading investment transactions (purchases, net of redemptions and interest accreted) of $839.3 million during the year ended December 31, 2009. As of December 31, 2009, the Company had trading investments of approximately $859.1 million. Unrealized losses from these trading investments totaled approximately $142,000 during the year ended December 31, 2009.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, brokerage receivables and brokerage payables

For these financial instruments, the carrying amount is a reasonable estimate of fair value.

Marketable securities

For investments in U.S. Treasuries, the fair value equals the quoted market price of each U.S. Treasury Bill or Treasury Note. Investments in VRDN’s are carried at cost or par value, which approximates the fair value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2009
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$57,405	$57,405
Cash and investments segregated in compliance with federal regulations	785,208	785,208
Marketable securities	76,342	76,342
Receivables from brokers, dealers, clearing organizations and clearing agents	32,226	32,226
Receivables from brokerage customers, net	45,034	45,034
Deposits with clearing organizations	38,521	38,521

Financial liabilities:
Payables to brokers, dealers and clearing organizations	114	114
Payables to brokerage customers	868,741	868,741

(4) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Securities borrowed from broker-dealers	$30,490	$7,831
Fees and commissions receivable from clearing agents	947	1,337
Securities failed to deliver to broker-dealers and other	789	1,971

	$32,226	$11,139

(5) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net, consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $45.0 million at December 31, 2009 and approximately $30.3 million at December 31, 2008. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. TradeStation Securities was charging a base margin debit interest rate of 7.75% per annum as of December 31, 2009 and 2008, on debit balances in brokerage customer accounts.

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

(6) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31, 2009 and 2008 (in thousands):

	Estimated Useful Life In Years	2009	2008
Computers and software	3-5	$25,857	$21,221
Furniture and equipment	3-7	3,720	3,138
Leasehold improvements	5-10	1,466	1,424

		31,043	25,783
Accumulated depreciation and amortization		(23,465)	(19,181)

		$7,578	$6,602

Depreciation and amortization expense related to property and equipment was approximately $4.4 million, $4.2 million and $4.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

(7) DEPOSITS WITH CLEARING ORGANIZATIONS

As a self-clearing broker-dealer, TradeStation Securities is subject to clearing organization and other cash deposit requirements which are, and may continue to be, large in relation to the Company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader and institutional clients’ trading activity. As of December 31, 2009 and 2008, TradeStation Securities had interest-bearing security deposits totaling approximately $38.5 million and $48.0 million, respectively, with clearing organizations for the self-clearing of stock trades and standardized equity option trades. The decrease in deposits as of December 31, 2009, compared to December 31, 2008, was related to decreased deposit requirements for the self-clearing of standardized equity option trades. Deposits are recorded at market value.

(8) PAYABLES TO BROKERAGE CUSTOMERS

Payables to equities brokerage customers consist primarily of cash balances in brokerage customer accounts. At December 31, 2009 and 2008, payables to customers totaled $868.7 million and $661.0 million, respectively. These funds are the principal source of funding for margin lending. At December 31, 2009 and 2008, TradeStation Securities was not paying interest on cash balances in brokerage customer accounts.

(9) SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25 million shares of preferred stock with a par value of $.01 per share. To date, no specific preferences or rights have been established with respect to any of these shares, nor have any of these shares been issued.

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $.01 per share. As of December 31, 2009 and 2008, 40,692,328 and 42,421,198 shares, respectively, were issued and outstanding.

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

During the year ended December 31, 2009, the Company used $14.9 million to purchase 2,090,086 shares of its common stock at an average price of $7.11 per share. Since commencement of this stock buyback plan on November 13, 2006 through December 31, 2009, the Company has used $46.9 million to purchase 5,150,255 shares of its common stock at an average price of $9.10 per share. All shares purchased have been retired.

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

Stock Plans

The Company has reserved 12 million shares of its common stock for issuance under the TradeStation Group Incentive Stock Plan, as amended and restated (the “Incentive Stock Plan”). The Company’s Board of Directors authorized, and in June 2006 the Company’s shareholders approved, an increase in the number of shares to that 12-million number, as well as an extension of the expiration date of the Incentive Stock Plan to June 5, 2016. Under the Incentive Stock Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants. Through December 31, 2009, only stock options and restricted shares of common stock have been granted. The terms of each stock option and restricted share agreement are determined by the Compensation Committee of the Board of Directors. Options under the Incentive Stock Plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Incentive Stock Plan) at the date of grant, vest over a period of five years, and expire ten years after the grant date. Restricted stock awards under the Incentive Stock Plan have been granted by the Company with vesting terms typically of 50% after three years and 100% after six years (except for one award which vests 50% on the third anniversary of the date of grant and 100% on the fifth anniversary for tax reasons applicable to the United Kingdom), and a small minority of those awards have 20% vesting each one-year anniversary (depending on the award).

Certain stock options granted to the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and former Chief Growth Officer prior to February 2007 contained a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz, the Company’s founders and Co-Chairmen of the Board, fell beneath 25%. See Vesting Acceleration of Certain Options below for a discussion of the effects of this provision during the year ended December 31, 2008.

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

At December 31, 2009, there were 3,191,957 shares available for future grants under the Incentive Stock Plan. In February 2010, the Company issued performance shares (more commonly referred to as restricted stock units) representing the right to receive an aggregate of 152,331 shares of common stock. Such performance shares, which had a fair market value of approximately $976,000 on the date of grant, vest 60% on the third anniversary of the date of grant, 20% on the fourth anniversary of the date of grant and 20% on the fifth anniversary of the date of grant with 100% acceleration upon retirement, death and disability. Performance shares will automatically convert into shares of the Company’s common stock upon vesting. All of the performance shares were granted under the Incentive Stock Plan in the ordinary course. Unvested performance shares will expire upon the termination of an employee’s employment with the Company. In February 2010, the Company also issued options to purchase an aggregate of 345,047 shares of common stock to certain officers of the Company. Such options vest ratably in annual increments over a five-year period, with 100% acceleration upon death, disability and change in control, and are exercisable at $6.41 per share, which was the closing price of the Company’s common stock on the date the options were granted. All of the options were granted under the Incentive Stock Plan in the ordinary course, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted. In February 2010, the Company also issued 299,402 restricted shares of Company common stock to certain officers. The restricted shares, which had a fair market value of approximately $1.9 million, were granted as a stock award under the Incentive Stock Plan and vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary (except for one award which vests 50% on the third anniversary of the date of grant and 100% on the fifth anniversary for tax reasons applicable to the United Kingdom) with 100% acceleration upon retirement, death, disability and change in control of the Company. Any unvested shares at the time of termination of employment will be forfeited and returned to the Company.

The Company has reserved 700,000 shares of its common stock for issuance under the TradeStation Group Amended and Restated Nonemployee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of 7,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors. Options under this plan are generally granted by the Company at an exercise price equal to the fair value (as defined in the Director Plan) at the date of grant, vest over a period of three years, and expire five years after the grant date. Effective March 8, 2007, the Company’s Board of Directors authorized amendments to the Director Plan to change the definition of fair market value to the closing price of the Company’s stock on the date of grant (or the closing price on the next trading date if shares were not traded on the date of grant) and to amend the definition of change in control. At December 31, 2009, there were 364,000 shares available for future grants under the Director Plan. In February 2010, the Board of Directors approved a new Nonemployee Director Incentive Stock Plan (the “New Director Plan”) which will be submitted to the Company’s shareholders for approval at the 2010 annual meeting, and its effectiveness is subject to that shareholder approval. If the New Director Plan is approved by the Company’s shareholders, no additional awards will be issued under the current Director Plan, and each independent director will be awarded restricted shares of Company common stock having a fair market value of $60,000 on the date of grant.

See General Stock Option Information below for additional information about options outstanding as of December 31, 2009.

Employee Stock Purchase Plan

The Company has reserved 500,000 shares of common stock for issuance under the TradeStation Group Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, participating employees may purchase common stock through accumulated payroll deductions. The exercise price of the options for each six-month Purchase Plan period is equal to 85% of the fair market value of the Company’s common stock on the exercise date (i.e., the end of the six-month period). During the years ended December 31, 2009, 2008 and 2007, 29,114, 20,985 and 10,775 shares of common stock were issued under the plan at an average price of $6.25, $10.04 and $9.91, respectively. As of December 31, 2009 there were 174,765 shares available for future grants under the Purchase Plan.

Stock Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Compensation-Stock Compensation Topic using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date of adoption, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., the portion of stock-based awards granted prior to the effective date of adoption that were not vested as of the effective date). Under this method of transition, results for prior periods are not restated.

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

For both employee and non-employee director stock option awards, the expected term of all options granted is estimated by taking a weighted average of the historical holding term from grant date to exercise date and the historical holding term from grant date to post-vest cancellation date. The expected volatility assumptions are based upon a cumulative look-back of historical volatility calculated on a daily basis over the expected term of an award. The risk-free interest rate used in the option valuation model is based upon the U.S. Treasury note yield with a remaining term similar to the expected term of the particular options awarded. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is used in the valuation model.

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

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	2009	2008	2007
Risk free interest rate	2%	3%	3-5%
Dividend yield	—	—	—
Volatility ranges	51-60%	50-65%	50-65%
Weighed-average volatility	59%	61%	63%
Weighted average life (years)	6.4	5.2	5.5

The Company’s stock-based compensation expense resulting from guidance in the Compensation-Stock Compensation Topic is included in employee compensation and benefits in its consolidated statements of income for the years ended December 31, 2009, 2008 and 2007. Such stock-based compensation expense was $2.8 million, $4.0 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The $2.8 million and $4.0 million of stock-based compensation recorded in 2009 and 2008, respectively, included $960,000 and $703,000, respectively, related to restricted stock grants.

In accordance with the Compensation-Stock Compensation Topic, the Company’s stock-based compensation expense includes the cost related to its Purchase Plan. The amount of compensation expense for Purchase Plan transactions is the difference between the fair value of the stock to be purchased and the purchase price of the stock (i.e., the expense recorded is equal to the 15% discount). The stock-based compensation expense related to the Purchase Plan is recognized ratably over the six-month purchase period and the discount amount along with any payroll withholdings is recognized as a liability on the consolidated balance sheet until the related stock is issued. The Company recorded $39,000, $41,000 and $40,000 of expense related to its Purchase Plan during the years ended December 31, 2009, 2008 and 2007, respectively, and such amounts are included in the stock-based compensation expense discussed above. As of December 31, 2009 and 2008, the Company had a stock-based compensation liability of $14,000 associated with its Purchase Plan discounts. Such amounts are recorded in accrued expenses in the accompanying consolidated balance sheets.

As of December 31, 2009, there was total unrecognized compensation cost of approximately $4.0 million and $2.8 million, adjusted for estimated forfeitures, related to non-vested stock options and restricted stock, respectively, granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a weighted average period of 1.8 years for stock options and 2.3 years for restricted stock.

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

General Stock Option Information

The following table sets forth the summary of option activity under all of the Company’s stock option programs for the years ended December 31, 2009, 2008 and 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2006	2,702,564	$6.58	5.9
Granted	475,350	12.47
Forfeited	(92,412)	10.20
Expired	(3,263)	14.84
Exercised	(385,137)	3.66

Outstanding, December 31, 2007	2,697,102	7.90	5.7
Granted	372,438	10.81
Forfeited	(75,109)	11.84
Expired	(85,173)	8.99
Exercised	(212,213)	4.52

Outstanding, December 31, 2008	2,697,045	8.42	6.2
Granted	682,540	6.07
Forfeited	(55,094)	9.70
Expired	(159,875)	8.99
Exercised	(299,641)	4.16

Outstanding, December 31, 2009	2,864,975	8.25	5.8	$4,163,449

Vested and expected to vest in the future	1,150,023	8.53	8.0	$1,225,994

Exercisable, December 31, 2009	1,656,988	8.06	4.2	$2,866,038

The weighted average fair value of options granted, the fair value of shares vested, and the tax benefits and intrinsic value related to total stock options exercised during the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands, except the weighted average of fair value of options granted):

	2009	2008	2007
Weighted average fair value of options granted	$3.29	$5.98	$7.45
Fair value of shares vested	$1,834	$3,467	$1,816
Tax benefits related to stock options exercised	$337	$323	$1,247
Intrinsic value of stock options exercised	$947	$948	$3,453

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Upon the exercise of stock options, the Company issues new shares of common stock from its shares authorized and available for issuance. In October 2006, the Company announced a stock buyback plan. For further discussion, see Note 9 – SHAREHOLDERS’ EQUITY - Common Stock Buyback Plan.

General Restricted Stock Information

The following table sets forth the summary of restricted stock awards during the years ended December 31, 2009, 2008 and 2007:

	Shares of Restricted Stock	Weighted Average Fair Value

Outstanding, January 1, 2007	—	N/A
Granted	245,870	$12.25

Outstanding, December 31, 2007	245,870	12.25

Granted	105,574	11.42
Vested	(32,460)	13.02

Outstanding, December 31, 2008	318,984	11.90
Granted	225,048	5.87
Vested	(32,464)	13.02
Forfeited	(42,466)	10.99

Outstanding, December 31, 2009	469,102	9.01

No shares of restricted stock were issued prior to 2007. Of the 245,870 shares of restricted stock granted during 2007, 162,307 vest 20% each anniversary over 5 years and include 100% vesting acceleration upon death, disability and change in control of the Company. All other shares granted during 2007, 2008 and 2009 vest 50% on the third anniversary and 100% on the sixth anniversary and include 100% vesting acceleration upon retirement, death, disability and change in control of the Company. Any unvested shares at the time of termination of employment will be forfeited and returned to the Company.

(11) EMPLOYEE BENEFIT PLANS

The Company provides retirement benefits through a defined contribution 401(k) plan (the “401(k) Plan”) established during 1994. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation up to the annual limit set by the Internal Revenue Service. Employer matching contributions are discretionary, as defined in the 401(k) Plan, and are vested 20% for each year of service. Matching contributions accrued under this plan were approximately $373,000, $337,000 and $482,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(12) INCOME TAXES

The components of income tax provision for the years ended December 31, 2009, 2008, and 2007, are as follows (in thousands):

	2009	2008	2007
Current income tax provision:
Federal	$7,594	$17,515	$18,650
State	1,274	2,348	2,648

	8,868	19,863	21,298

Deferred income tax (benefit) provision:
Federal	1,444	(394)	(485)
State	(33)	(67)	(85)

	1,411	(461)	(570)

Total income tax provision	$10,279	$19,402	$20,728

Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting purposes. The temporary differences that created deferred income tax assets (liabilities) are as follows as of December 31, 2009 and 2008 (in thousands):

	2009	2008

Deferred income tax assets:
Net operating loss carryforwards	$301	$492
Tax credit carryforwards	—	124
Deferred revenue and accrued liabilities	461	525
Reserves and allowances	33	54
Property and equipment depreciation	—	664
Stock-based compensation	1,469	1,145
Other	68	32

Subtotal deferred income tax assets	2,332	3,036

Deferred income tax (liabilities):
Property and equipment depreciation	(1,056)	—
Foreign currency translation gain	—	(35)

Subtotal deferred income tax (liabilities)	(1,056)	(35)

Total deferred income tax assets, net	$1,276	$3,001

In accordance with the Income Taxes Topic, deferred income tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. There was no valuation allowance on the Company’s deferred income tax assets as of December 31, 2009 and 2008. On a periodic basis, management will continue to evaluate its remaining deferred income tax assets to determine if a valuation allowance is required.

As of December 31, 2009, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards of approximately $861,000. These net operating loss carryforwards expire in 2019. The Company utilized research and development tax credits of approximately $376,000, $282,000 and $173,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

The Income Taxes Topic also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As required by the Income Taxes Topic, effective January 1, 2007, the Company evaluated its tax positions for which the statute of limitations remain open. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The adoption of provisions under the Income Taxes Topic with respect to tax positions, which were adopted on January 1, 2007, did not require any cumulative effect adjustments to beginning retained earnings and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company had a liability for unrecognized tax benefits of $301,000 and $492,000 as of December 31, 2009 and 2008, respectively. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

A reconciliation of the difference between the expected income tax provision using the statutory federal tax rate (35% in 2009, 2008 and 2007) and the Company’s actual income tax provision is as follows (in thousands):

	2009	2008	2007
Income tax provision using statutory federal tax rate	$9,124	$17,514	$19,635
State income tax provision, net of federal income tax benefit	870	1,624	1,761
Other, net	285	264	(668)

Total income tax provision	$10,279	$19,402	$20,728

As of December 31, 2009, the Company was subject to federal income taxes in the U.S. and income taxes in four states, and in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to be applied. In July 2009, the Company was notified by the Internal Revenue Service that it would undergo a routine U.S. federal tax examination for the 2007 fiscal year. As of December 31, 2009, this tax examination was in progress. In March 2010, the Company was notified that it will also undergo a routine U.S. federal tax examination for the 2008 fiscal year and that it will undergo routine state tax examinations by a state tax authority for the 2007 and 2008 fiscal years. The Company is no longer subject to U.S. federal tax examinations or state and local tax examinations for periods prior to 2006.

Any interest and penalties, if incurred in connection with any income tax examination, would be recognized as components of income tax expense.

(13) EARNINGS PER SHARE

Weighted average shares outstanding for the years ended December 31, 2009, 2008 and 2007 are calculated as follows (in thousands):

	2009	2008	2007
Weighted average shares outstanding - basic	41,507	43,235	44,246
Impact of dilutive stock-based payments after applying the treasury stock method	474	677	975

Weighted average shares outstanding - diluted	41,981	43,912	45,221

Stock options and non-vested restricted shares of common stock outstanding for the years ended December 31, 2009, 2008 and 2007, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Stock options	2,255	2,139	717

Restricted stock	114	319	—

(14) COMPREHENSIVE INCOME

A reconciliation of net income to comprehensive income is as follows (in thousands):

	2009	2008	2007

Net income	$15,790	$30,637	$35,371
Unrealized gain/(loss) on available for sale securities, net of tax	5	—	—

Comprehensive income	$15,795	$30,637	$35,371

(15) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and FINRA, and the Commodity Futures Trading Commission’s (“CFTC”) financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these requirements, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At December 31, 2009, TradeStation Securities had net capital of approximately $85.6 million (95% of aggregate debit items), which was approximately $83.8 million in excess of its required net capital of approximately $1.8 million. At December 31, 2008, TradeStation Securities had net capital of approximately $94.3 million (186% of aggregate debit items), which was approximately $93.3 million in excess of its required net capital of approximately $1.0 million.

(16) COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company had restricted cash of $717,000 and $956,000 as of December 31, 2009 and 2008, respectively, in support of a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000 square foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial term of this lease.

In addition to its corporate headquarters, the Company has six non-cancelable operating leases for facilities with expirations ranging from June 2010 to February 2015. Future minimum lease payments as of December 31, 2009 under all operating leases are as follows (in thousands):

2010	$6,022
2011	3,709
2012	1,680
2013	177
2014	180
2015	30

$11,798

During 2009, 2008 and 2007, total rent expense (which in the accompanying consolidated statements of income is included in occupancy and equipment and data centers and communications) was approximately $5.5 million, $4.9 million and $4.4 million, respectively.

Purchase Obligations

As of December 31, 2009, the Company had various purchase obligations through December 2012 of approximately $6.8 million as follows: $4.3 million during 2010; $1.9 million during 2011; and $568,000 during 2012, related primarily to telecommunications services, software maintenance and back office systems. The Company recorded $2.9 million, $2.8 million and $2.5 million of expense associated with these purchase obligations (included in the accompanying consolidated statements of income) for the years ended December 31, 2009, 2008 and 2007, respectively.

Litigation and Claims

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien & Associates, Inc., and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit, and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. On March 6, 2009, TradeStation Technologies filed its Opposition Brief. Oral arguments on the appeal were held on September 2, 2009. No decision has yet been issued by the appeals court.

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada. (TradeStation Securities does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on what it believed to be certain relevant exemptions or other applicable legal theories.) TradeStation Securities is cooperating with Canadian authorities. TradeStation Securities was offered the option to have this investigation brought, discussed and resolved on a consolidated basis with all relevant Canadian provinces and accepted that proposal. On November 24, 2009 TradeStation Securities was notified that the matter was not appropriate for a global settlement and that TradeStation Securities would have to deal with each province and territory separately. Since receiving that notification, TradeStation Securities has agreed to a non-public undertaking for the province of British Columbia to close all British Columbian accounts by March 31, 2010, and to not open any new accounts for residents of British Columbia without applying for registration or qualifying under an exemption. No money is being paid to British Columbia by virtue of this resolution. The only other province with whom TradeStation Securities has undertaken settlement discussions since the global settlement efforts ended is Nova Scotia. On December 17, 2009, Nova Scotia rejected TradeStation Securities’ proposal to settle all registration issues in that province by either applying for registration or closing all resident accounts by March 31, 2010. In its response, Nova Scotia stated that it was going to begin litigation unless TradeStation Securities paid $50,000. TradeStation Securities recently rejected this proposal and countered with a settlement offer of $500 and is awaiting a response from Nova Scotia. TradeStation Securities has not heard from, nor has it undertaken any negotiations with, the other 11 Canadian provinces and territories. It is too early to predict the overall outcome of this investigation, including what the aggregate amount of settlements or fines might be; however, the loss of all Canadian resident accounts would not have a material adverse impact on TradeStation Securities’ consolidated net revenues or net income.

On or about October 15, 2009, TradeStation Securities was named as the defendant in a complaint filed in the United States Bankruptcy Court, Southern District of New York styled In re: Arbco Capital Management, LLP, Richard O’Connell, Trustee v. TradeStation Securities, Inc. The complaint alleges that the debtor-in-bankruptcy, Arbco Capital Management, LLP, through its principal, Hayim Regensberg, operated a Ponzi scheme for which Mr. Regensberg has been sentenced to 100 months in jail. The complaint further alleges that, in 2006, the debtor made $885,000 worth of transfers, allegedly involving TradeStation Securities, in furtherance of the Ponzi scheme and that the transfers were made with actual intent to hinder, delay and defraud some or all of the debtor’s then-existing creditors. The trustee seeks a judgment setting aside the transfers. It is too early to predict the outcome of this matter.

On or about February 9, 2010, TradeStation Securities and TradeStation Group were named as the only defendants in a complaint filed in the United States District Court, Northern District of Illinois, Eastern Division, styled Trading Technologies International, Inc. v. TradeStation Securities, Inc. and TradeStation Group, Inc. The complaint alleges that TradeStation Securities and TradeStation Group have infringed and continue to infringe four patents held by Trading Technologies International, Inc. The plaintiff seeks a judgment enjoining the alleged infringement and awarding unspecified damages and costs. Neither TradeStation Securities nor TradeStation Group has been served with the complaint. It is the Company’s understanding that the plaintiff has filed similar complaints against at least five other companies. The plaintiff contacted the Company to discuss the matter, and the Company is in the process of setting up a meeting to discuss the basis of the plaintiff’s allegations. While it is too early to predict the outcome of this matter, management believes the case to be without merit and intend to defend it vigorously.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers, one of whom is no longer with the Company. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, of an amount equal to up to two years of the executive’s annual compensation (in the aggregate for all three executive officers, approximately $2.3 million at December 31, 2008). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and did not represent new hires or appointments. As a result of the resignation of one of those officers (which occurred on January 1, 2009), the effectiveness of his management continuity agreement terminated, reducing the total amount of potential severance payments to approximately $1.3 million at December 31, 2009.

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

(17) SEGMENT AND RELATED INFORMATION

For each of the three years in the period ended December 31, 2009, the Company operated in two principal business segments: (i) brokerage services and (ii) software products and services. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon an intercompany licensing and support agreement and an expense-sharing agreement, which reflect current business relationships and complies with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net revenues*:
Brokerage services Revenues, excluding interest	$119,871	$128,235	$99,588
Interest income	5,864	25,174	46,480
Interest expense	—	(3,166)	(5,120)

	125,735	150,243	140,948

Software products and services
Revenues, excluding interest	61,888	54,875	45,938
Interest income	93	763	1,444

	61,981	55,638	47,382

Elimination of intercompany charges to brokerage services	(53,005)	(45,449)	(36,775)

	$134,711	$160,432	$151,555

	As of or for the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Income before income taxes:
Brokerage services	$(2,058)	$25,174	$34,160
Software products and services	28,127	24,865	21,939

	$26,069	$50,039	$56,099

Income tax (benefit) provision:
Brokerage services	$(159)	$10,051	$13,180
Software products and services	10,438	9,351	7,548

	$10,279	$19,402	$20,728

Identifiable assets:
Brokerage services	$980,147	$783,783	$699,151
Software products and services	69,049	53,649	45,536

	$1,049,196	$837,432	$744,687

Depreciation and amortization**:
Brokerage services	$1,018	$907	$949
Software products and services	3,344	3,311	3,060

	$4,362	$4,218	$4,009

Capital expenditures:
Brokerage services	$205	$482	$150
Software products and services	5,055	3,285	2,133

	$5,260	$3,767	$2,283

*	Revenues (all in U.S. dollars) derived from customers outside of the United States for the years ended December 31, 2009, 2008 and 2007 were approximately $17.5 million, $22.5 million, and $18.2 million, respectively.
**	Depreciation expense for certain shared corporate assets held in software products and services is partially allocated to brokerage services.

(18) UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 (in thousands, except earnings per share data).

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net revenues	$35,970	$35,198	$32,356	$31,187	$134,711
Total expenses	28,149	27,603	26,293	26,597	108,642
Income before income taxes	7,821	7,595	6,063	4,590	26,069
Net income	4,680	4,681	3,697	2,732	15,790

Earnings per share:
Basic	$0.11	$0.11	$0.09	$0.07	$0.38
Diluted	0.11	0.11	0.09	0.07	0.38

Weighted average shares outstanding:
Basic	42,202	41,658	41,285	40,882	41,507
Diluted	42,561	42,210	41,792	41,361	41,981

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net revenues	$40,719	$36,560	$41,770	$41,383	$160,432
Total expenses	27,223	26,536	27,763	28,871	110,393
Income before income taxes	13,496	10,024	14,007	12,512	50,039
Net income	8,256	6,087	8,679	7,615	30,637

Earnings per share:
Basic	$0.19	$0.14	$0.20	$0.18	$0.71
Diluted	0.19	0.14	0.20	0.18	0.70

Weighted average shares outstanding:
Basic	43,708	43,389	43,099	42,742	43,235
Diluted	44,462	44,143	43,876	43,167	43,912

EXHIBIT INDEX

Exhibit Number	Description

3.1	TradeStation Group’s Articles of Incorporation, as amended **

3.2	TradeStation Group’s Bylaws **

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan***#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan***#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan***#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Amended and Restated Incentive Stock Plan **** #

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007 **** #

10.9	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of June 2, 2009 (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)#

10.10	Form of Executive Stock Option Agreement (utilized prior to February 2007) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on January 7, 2009)#

10.11	Form of Executive Officer Stock Option Agreement (utilized since February 2007)**** #

10.12	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni **** #

i

Exhibit Number	Description

10.13	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman and Marc J. Stone (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.14	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.15	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Marc J. Stone, David H. Fleischman and T. Keith Black) (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.16	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)#

10.17	General Release of All Claims, dated December 9, 2008, between Joseph Nikolson and TradeStation Group, Inc. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 10, 2008)#

10.18	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.19	Lease Agreement, dated as of March 23, 2006, between The Goldman Sachs Group, Inc., Sublandlord and TradeStation Group, Inc., Subtenant (without exhibits and schedules) ****

10.20	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.21	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.22	Addendum, dated July 31, 2007, to Lease Agreement between TradeStation Technologies, Inc. (Tenant) and Springcreek Place, Ltd. (Landlord) Dated June 12, 1996 and Amended on 10-12-98, 5-28-99 and 7-25-02 (incorporated by reference to Exhibit 10.18 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

ii

10.23	Agreement of Lease, dated December 14, 2009, between 400 Madison Avenue Owner, LLC (Landlord) and TradeStation Securities, Inc. (Tenant) (filed herewith)

10.24	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.25	Form of Non-Competition and Non-Disclosure Agreement*

10.26	Form of Non-Competition Agreement +

10.27	Form of Indemnification Agreement +

21.1	List of Subsidiaries ****

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (filed herewith)

*	Previously filed as part of the Rule 424(b)(1) Proxy Statement/Prospectus of TradeStation Group filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2000.
**	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
***	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
****	Previously filed as part of Form 10-K of TradeStation Group, Inc. for the fiscal period ended December 31, 2006 filed with the Commission on March 9, 2007.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
#	Indicates a management contract or compensatory plan or arrangement.

iii