Form 10-Q
period 2010-03-31
TRADESTATION GROUP INC
filed 2010-05-06
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The registrant had 40,849,661 shares of common stock, $.01 par value, outstanding as of May 4, 2010.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $717 at March 31, 2010 and December 31, 2009	$87,512	$57,405
Cash and investments segregated in compliance with federal regulations	1,191,272	785,208
Marketable securities	32,880	76,342
Receivables from brokers, dealers, clearing organizations and clearing agents	37,587	32,226
Receivables from brokerage customers, net	46,281	45,034
Property and equipment, net	9,045	7,578
Deferred income taxes, net	1,085	1,276
Deposits with clearing organizations	40,804	38,521
Other assets	4,484	5,606

Total assets	$1,450,950	$1,049,196

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$112	$114
Payables to brokerage customers	1,270,539	868,741
Accounts payable	2,748	2,627
Accrued expenses	6,915	7,206

Total liabilities	1,280,314	878,688

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 40,278,901 and 40,692,328 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	403	407
Additional paid-in capital	40,192	42,728
Accumulated other comprehensive (loss) income	(1)	5
Retained earnings	130,042	127,368

Total shareholders’ equity	170,636	170,508

Total liabilities and shareholders’ equity	$1,450,950	$1,049,196

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Brokerage commissions and fees	$26,948	$32,935

Interest income	2,293	995
Brokerage interest expense	—	—

Net interest income	2,293	995

Subscription fees and other	1,628	2,040

Unrealized gains on marketable securities	1,221	—

Net revenues	32,090	35,970

EXPENSES:
Employee compensation and benefits	11,194	10,499
Clearing and execution	7,184	8,848
Data centers and communications	3,502	2,762
Marketing	1,532	1,802
Professional services	697	848
Occupancy and equipment	752	737
Depreciation and amortization	950	1,129
Other	1,794	1,524

Total expenses	27,605	28,149

Income before income taxes	4,485	7,821

INCOME TAX PROVISION	1,811	3,141

Net income	$2,674	$4,680

EARNINGS PER SHARE:
Basic	$0.07	$0.11

Diluted	$0.07	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,502	42,202

Diluted	40,940	42,561

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,674	$4,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	950	1,129
Stock-based compensation expense	798	750
Deferred income tax provision	—	137
Unrealized gains on investments	(1,221)	—
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(27,657)	(76,344)
Trading investments transactions, net	(351,287)	—
Receivables from brokers, dealers, clearing organizations and clearing agents	(5,361)	(4,261)
Receivables from brokerage customers, net	(1,247)	6,655
Deposits with clearing organizations	—	15,902
Other assets	1,102	(280)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(2)	28
Payables to brokerage customers	401,798	83,083
Accounts payable	121	375
Accrued expenses	(20)	2,444

Net cash provided by operating activities	20,648	34,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,397)	(1,007)
Purchases of available-for-sale marketable securities	(10,190)	(20,476)
Proceeds from maturities of marketable securities	25,464	—

Net cash provided by (used in) investing activities	12,877	(21,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	199	226
Excess tax benefits from stock option exercises	108	21
Repurchase and retirement of common stock	(3,725)	(3,635)

Net cash used in financing activities	(3,418)	(3,388)

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	30,107	9,427

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	56,688	99,358

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$86,795	$108,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$4

Cash paid for income taxes	$—	$—

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three months ended March 31, 2010 and 2009 are unaudited)

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

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2010 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

The Company has performed an evaluation of subsequent events through the date these financial statements were issued and filed with the Securities and Exchange Commission (“SEC”).

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended March 31, 2010. The Company does not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

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

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended March 31,
	2010	2009
Risk free interest rate	3%	2%
Dividend yield	—	—
Volatility ranges	55%	52 - 60%
Weighted-average volatility	55%	56%
Weighted-average life (years)	7.3	6.4

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

During the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense, primarily related to the issuance of stock options and restricted stock awards (and, to a lesser extent, performance shares (for the three months ended March 31, 2010 only) and common stock issued at a discount under the Company’s employee stock purchase plan), of $798,000 ($660,000 net of tax) and $750,000 ($583,000 net of tax), respectively.

Stock-based Awards

During the three months ended March 31, 2010, the Company granted options to purchase an aggregate of 345,047 shares of common stock with a weighted-average grant-date Black-Scholes fair value of $3.80 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at a price of $6.41 per share, which was the closing price of the Company’s common stock on the date the options were granted.

During the three months ended March 31, 2010, the Company issued 299,402 restricted shares of common stock, which had a fair market value of $1.9 million at the grant date. These restricted shares of common stock were granted to certain officers of the Company as awards under the Company’s Incentive Stock Plan, vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary (except for one award which vests 50% on the third anniversary of the date of grant and 100% on the fifth anniversary for tax reasons applicable to the United Kingdom), and include 100% automatic vesting acceleration upon retirement, death, disability or change in control of the Company. All of these restricted shares contain a provision whereby, if employment terminates prior to full vesting, the non-vested shares will automatically be forfeited and the Company will reacquire the non-vested shares for no consideration.

During the three months ended March 31, 2010, the Company also issued performance shares (more commonly referred to as restricted stock units) representing the right to receive an aggregate of 152,331 shares of common stock. Such performance shares, which had a fair market value of approximately $976,000 on the date of grant, vest 60% on the third anniversary of the date of grant, 20% on the fourth anniversary of the date of grant and 20% on the fifth anniversary of the date of grant with 100% acceleration upon retirement, death or disability. Performance shares will automatically convert into shares of the Company’s common stock upon vesting. All of the performance shares were granted under the Incentive Stock Plan. Unvested performance shares will expire upon the termination of an employee’s employment with the company.

During the three months ended March 31, 2010, stock options for 62,037 shares of the Company’s common stock were exercised under the Company’s incentive stock plan. During the three months ended March 31, 2009, stock options for 49,650 shares of the Company’s common stock were exercised under the Company’s incentive stock plan.

During the three months ended March 31, 2010 and 2009, the Company issued 12,217 and 15,934 shares of common stock under the Company’s employee stock purchase plan at prices of $6.71 and $5.49 per share, respectively.

(3)	EARNINGS PER SHARE

Weighted average shares outstanding for the three months ended March 31, 2010 and 2009 are calculated as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Weighted average shares outstanding (basic)	40,502	42,202

Impact of dilutive stock-based payments after applying the treasury stock method	438	359

Weighted average shares outstanding (diluted)	40,940	42,561

Stock options and non-vested restricted shares and performance shares of common stock outstanding for the three months ended March 31, 2010 and 2009, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive, are as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Stock options	2,170	2,680

Restricted shares of common stock (non-vested)	231	261

Performance shares of common stock (non-vested)	74	—

(4)	COMPREHENSIVE INCOME

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

A reconciliation of net income to comprehensive income is as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income	$2,674	$4,680
Unrealized losses on securities, net of tax	(6)	—

Comprehensive income	$2,668	$4,680

(5)	CASH AND INVESTMENTS SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

Cash and investments segregated in compliance with federal regulations, consisting primarily of treasury securities, of $1.19 billion (which includes $1.1 million of interest receivable) and $785.2 million (which includes $349,000 of interest receivable) as of March 31, 2010 and December 31, 2009, respectively, have been segregated in special reserve bank accounts at JPMorgan Chase for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. By the second business day of each week, if required, this amount is adjusted based upon the previous week-end calculation. On April 1, 2010, cash and investments segregated in compliance with federal regulations increased by $10.0 million, from $1.19 billion (the balance as of March 31, 2010) to $1.20 billion. Conversely, marketable securities decreased by $10.0 million on April 1, 2010. On January 4, 2010, cash and investments segregated in compliance with federal regulations increased by $7.7 million, from $785.2 million (the balance as of December 31, 2009) to $792.9 million. Conversely, cash and cash equivalents decreased by $7.7 million on January 4, 2010. Effective January 4, 2010, the Company converted its futures accounts, held at R.J. O’Brien & Associates, from a fully disclosed basis to an omnibus relationship also with R.J. O’Brien & Associates. As such, the Company received approximately $349.0 million in futures customers’ funds which were appropriately segregated in accordance with the Commodity Exchange Act rules.

(6)	RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net consist primarily of margin loans to TradeStation Securities’ brokerage customers of approximately $46.3 million and $45.0 million at March 31, 2010 and December 31, 2009, respectively. Securities owned by brokerage customers are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. At March 31, 2010 and December 31, 2009, TradeStation Securities was charging a base margin debit interest rate of 7.75% per annum on debit balances in equities brokerage customer accounts.

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

Amounts receivable from brokers, dealers, clearing organizations and clearing agents for equities accounts consist of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Securities borrowed from broker-dealers	$37,182	$30,490
Fees and commissions receivable from clearing agents	215	947
Securities failed to deliver to broker-dealers and other	190	789

	$37,587	$32,226

Securities borrowed transactions in equities accounts require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of March 31, 2010 and December 31, 2009, TradeStation Securities serviced most of its institutional equities accounts through J.P. Morgan Clearing Corp. and forex trades were introduced to Gain Capital Group, Inc., all on a fully-disclosed basis. Through December 31, 2009, futures trades were cleared through R.J. O’Brien & Associates. On January 4, 2010, the Company converted its futures accounts, held at R.J. O’Brien & Associates, from a fully disclosed basis to an omnibus relationship also with R.J. O’Brien & Associates. As such the Company received approximately $349.0 million in futures customers’ funds which were appropriately segregated in accordance with the Commodity Exchange Act rules. J.P. Morgan Clearing Corp., R.J. O’Brien & Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms”. These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities.

(8)	PAYABLES TO BROKERAGE CUSTOMERS

As of March 31, 2010, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At March 31, 2010 and December 31, 2009, payables to customers totaled $1.27 billion and $869.0 million, respectively. These funds are the principal source of funding for margin lending. At March 31, 2010 and December 31, 2009, TradeStation Securities was not paying interest on cash balances in brokerage customer accounts.

(9)	NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and FINRA, and the Commodity Futures Trading Commission’s (“CFTC”) financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these requirements, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $1,000,000; (ii) 8.0% of domestic and foreign domiciled customer and non-customer (excluding proprietary) risk maintenance margin/performance bond requirements for all domestic and foreign futures, options on futures contracts and cleared over-the-counter derivatives positions excluding the risk margin associated with naked long option positions; and (iii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in the Company’s net capital requirements. At March 31, 2010, TradeStation Securities had net capital of approximately $80.7 million (81% of aggregate debit items), which was approximately $77.9 million in excess of its required net capital of approximately $2.8 million. At December 31, 2009, TradeStation Securities had net capital of approximately $85.6 million (95% of aggregate debit items), which was approximately $83.8 million in excess of its required net capital of approximately $1.8 million.

(10)	FAIR VALUE MEASURES

The Fair Value Measurements and Disclosures Topic establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with guidance under the Fair Value Measurements and Disclosures Topic, three levels of inputs may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level I assets consist of U.S. Treasury Bills and Notes (“U.S. Treasuries”). As of March 31, 2010, the Company’s U.S. Treasuries had maturities ranging from April 2010 to December 2011.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level II assets consist of variable rate demand note (“VRDN”) securities issued by various state agencies throughout Florida. The Company’s VRDN investments are federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from a major financial institution. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. Although the Company’s VRDN securities are issued and rated as long-term securities (with a maturity date of March 2023), they are priced and traded as short-term instruments. The Company classifies these short-term investments as available-for-sale in accordance with the Investments-Debt and Equity Securities Topic of the FASB ASC. The investments are carried at cost or par value, which approximates the fair market value.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company did not hold any Level III assets during the three months ended March 31, 2010.

The following table summarizes the basis used to measure the fair value of securities on a recurring basis in the Company’s consolidated balance sheet as of March 31, 2010 (in thousands):

	March 31, 2010
	Level I	Level II	Level III	Fair Value
Investments segregated in compliance with federal regulations	$1,161,366	$—	$—	$1,161,366

Marketable securities	$27,180	$5,700	$—	$32,880

Deposits with clearing organizations	$33,282	$—	$—	$33,282

The Company purchased available-for-sale marketable securities of approximately $10.2 million and had proceeds from maturities of available-for-sale marketable securities of approximately $25.5 million during the three months ended March 31, 2010. As of March 31, 2010, the Company had approximately $15.9 million of available-for-sale marketable securities.

Broker-dealers are required to account for investments in marketable securities as trading investments. TradeStation Securities had net trading investment transactions (purchases, net of proceeds and interest accreted) of $351.3 million during the three months ended March 31, 2010. As of March 31, 2010, the Company had trading investments of approximately $1.21 billion. Unrealized gains from these trading investments totaled approximately $1.2 million during the three months ended March 31, 2010 and are reflected in the accompanying consolidated statements of income.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, brokerage receivables and brokerage payables

For these financial instruments, the carrying amount is a reasonable estimate of fair value.

Marketable securities

For investments in U.S. Treasuries, the fair value equals the quoted market price of each U.S. Treasury Bill or U.S. Treasury Note. Investments in VRDN’s are carried at cost or par value, which approximates the fair market value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2010
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$87,512	$87,512
Cash and investments segregated in compliance with federal regulations	1,191,272	1,191,272
Marketable securities	32,880	32,880
Receivables from brokers, dealers, clearing organizations and clearing agents	37,587	37,587
Receivables from brokerage customers, net	46,281	46,281
Deposits with clearing organizations	40,804	40,804

Financial liabilities:
Payables to brokers, dealers and clearing organizations	112	112
Payables to brokerage customers	1,270,539	1,270,539

(11)	COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of March 31, 2010 and December 31, 2009, the Company had $717,000 of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial ten-year term of this lease. In addition to its corporate headquarters, the Company has six non-cancelable operating leases for facilities (including three data centers) with expirations ranging from January 2011 to February 2015. Future minimum lease payments as of March 31, 2010 under all operating leases are as follows (in thousands):

2010	$4,503
2011	3,709
2012	1,680
2013	177
2014	180
Thereafter	30

$10,279

During the three months ended March 31, 2010 and 2009, total rent expense (which is included in occupancy and equipment and data centers and communications in the accompanying consolidated statements of income) was approximately $1.7 million and $1.3 million, respectively.

Purchase Obligations

As of March 31, 2010, the Company had various purchase obligations through December 2012 totaling approximately $5.4 million as follows: approximately $2.9 million, $1.9 million and $568,000 during the remainder of 2010, 2011, and 2012, respectively, related primarily to back office systems and telecommunications services.

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

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada. (TradeStation Securities does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on what it believed to be certain relevant exemptions or other applicable legal theories.) TradeStation Securities is cooperating with Canadian authorities. TradeStation Securities was offered the option to have this investigation brought, discussed and resolved on a consolidated basis with all relevant Canadian provinces. On November 24, 2009 TradeStation Securities was notified that the matter was not appropriate for a global settlement and that TradeStation Securities would have to deal with each province and territory separately. Since receiving that notification, TradeStation Securities has closed all British Columbian accounts and agreed to not open any new accounts for residents of British Columbia without applying for registration or qualifying under an exemption. No money is being paid to British Columbia by virtue of this resolution. TradeStation Securities has also agreed to a non-public undertaking for the province of New Brunswick to close all accounts of residents of New Brunswick by May 17, 2010 and to not open any new accounts for residents of New Brunswick without applying for registration or qualifying under an exemption. No money is being paid to New Brunswick in connection with this undertaking. The only other province with whom TradeStation Securities has undertaken settlement discussions since the global settlement efforts ended is Nova Scotia. On December 17, 2009, Nova Scotia rejected TradeStation Securities’ proposal to settle all registration issues in that province by either applying for registration or closing all resident accounts by March 31, 2010. On March 10, 2010, TradeStation Securities received a letter from Nova Scotia offering to settle the matter for a $10,000 penalty and $2,000 in costs. On March 17, 2010, TradeStation Securities responded to this proposal by offering to agree to a penalty of $1,000 and to pay $2,000 in costs. TradeStation Securities has not heard back from Nova Scotia regarding this proposal. TradeStation Securities has not heard from, nor has it undertaken any negotiations with, the other 10 Canadian provinces and territories. It is too early to predict the overall outcome of this investigation, including what the aggregate amount of settlements or fines might be; however, the loss of all Canadian resident accounts would not have a material adverse impact on TradeStation Securities’ consolidated net revenues or net income.

On or about October 15, 2009, TradeStation Securities was named as the defendant in a complaint filed in the United States Bankruptcy Court, Southern District of New York styled In re: Arbco Capital Management, LLP, Richard O’Connell, Trustee v. TradeStation Securities, Inc. The complaint alleges that the debtor-in-bankruptcy, Arbco Capital Management, LLP, through its principal, Hayim Regensberg, operated a Ponzi scheme for which Mr. Regensberg has been sentenced to 100 months in jail. The complaint further alleges that, in 2006, the debtor made $885,000 worth of transfers, allegedly involving TradeStation Securities, in furtherance of the Ponzi scheme and that the transfers were made with actual intent to hinder, delay and defraud some or all of the debtor’s then-existing creditors. The trustee sought a judgment setting aside the transfers. On April 8, 2010, the trustee filed a Notice of Motion to abandon the claims made against TradeStation Securities. The hearing on the motion was held on May 5, 2010, and TradeStation Securities is awaiting a decision.

On or about February 9, 2010, TradeStation Securities and TradeStation Group were named as the only defendants in a complaint filed in the United States District Court, Northern District of Illinois, Eastern Division, styled Trading Technologies International, Inc. v. TradeStation Securities, Inc. and TradeStation Group, Inc. The complaint alleges that TradeStation Securities and TradeStation Group have infringed and continue to infringe four patents held by Trading Technologies International, Inc. The plaintiff seeks a judgment enjoining the alleged infringement and awarding unspecified damages and costs. Neither TradeStation Securities nor TradeStation Group has been served with the complaint. It is the Company’s understanding that the plaintiff has filed similar complaints against at least five other companies. The Company has had one meeting with the plaintiff to discuss the basis of its claims and has entered into a standstill agreement to facilitate further discussions. While it is too early to predict the outcome of this matter, management believes the case to be without merit and the Company intends to defend it vigorously.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers, one of whom is no longer with the Company. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, of an amount equal to up to two years of the executive’s annual compensation. The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and did not represent new hires or appointments. As of March 31, 2010, the aggregate potential severance payments under the management continuity agreements were approximately $1.3 million.

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

During the three months ended March 31, 2010, the Company recorded an income tax provision of $1.8 million based upon its current estimated annual effective income tax rate of approximately 40%. During the three months ended March 31, 2009, the Company recorded an income tax provision of $3.1 million based upon its then-estimated annual effective income tax rate of approximately 40%.

As of March 31, 2010, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards of approximately $316,000. These net operating loss carryforwards expire in 2019.

The Company had a liability for unrecognized tax benefits of $111,000 and $301,000 as of March 31, 2010 and December 31, 2009, respectively. If this tax benefit is recognized in the consolidated financial statements, it would not have a material impact to the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

As of March 31, 2010, the Company was subject to federal income taxes in the U.S. and income taxes in four states, and in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to be applied. In July 2009, the Company was notified by the Internal Revenue Service that it would undergo a routine U.S. federal tax examination for the 2007 fiscal year. In March 2010, the Company was notified that it will also undergo a routine U.S. federal tax examination for the 2008 fiscal year and that it will undergo routine tax examinations by a state tax authority for the 2007 and 2008 fiscal years. As of the date these financial statements were filed with the SEC, these examinations were still in progress. The Company is no longer subject to U.S. federal tax examinations or state and local tax examinations for periods prior to 2006.

Any interest and penalties, if incurred in connection with an income tax examination, would be recognized as components of income tax expense.

(13)	SEGMENT AND RELATED INFORMATION

TradeStation Group operates in two principal business segments: (i) brokerage services and (ii) software products and services. After elimination of intercompany charges, 94% of the Company’s consolidated net revenues in the three month periods ended March 31, 2010 and 2009, were generated by the brokerage services segment. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon intercompany licensing and support and expense-sharing agreements, which reflect current business relationships and are designed to comply with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenues:
Brokerage services
Revenues	$26,606	$32,687
Interest income	2,281	963
Interest expense	—	—
Unrealized gains on marketable securities	1,221	—

	30,108	33,650
Software products and services
Revenues	16,194	14,699
Interest income	12	32

	16,206	14,731
Eliminations of intercompany charges to brokerage services segment	(14,224)	(12,411)

	$32,090	$35,970

Income (loss) before income taxes:
Brokerage services	$(2,058)	$1,312
Software products and services	6,543	6,509

	$4,485	$7,821

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Identifiable assets:
Brokerage services	$1,379,940	$980,147
Software products and services	71,010	69,049

	$1,450,950	$1,049,196

(14)	STOCK BUY-BACK PLAN

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

During the three months ended March 31, 2010, the Company used approximately $3.7 million to purchase 518,169 shares of its common stock at an average price of $7.19 per share. Since commencement of this buy-back plan on November 13, 2006, through March 31, 2010, the Company has used approximately $50.6 million to purchase 5,668,424 shares of its common stock at an average price of $8.92 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained in this report and with the issues, uncertainties and risk factors related to our business and industry described in “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2009. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

Overview and Recent Developments

TradeStation Securities (Member NYSE, FINRA, SIPC, DTCC, OCC & NFA) is a licensed securities broker-dealer and a registered futures commission merchant, and also a member of the Boston Options Exchange, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange and NASDAQ OMX. TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, uses an established futures clearing firm to clear its futures business on an omnibus clearance basis (in January 2010, TradeStation Securities completed a transition of its futures clearance arrangement from a fully–disclosed relationship to an omnibus clearance relationship basis with a facilities management agreement), and uses an established forex dealer firm to clear its forex business (although TradeStation Securities is in the process of establishing itself as a principal forex dealer that will act as counterparty to customers’ trades on a risk-free basis through the use of an established electronic market matching service and a prime brokerage relationship with a large U.S. financial firm).

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees), and interest income derived from customer cash balances and margin lending to customers.

As of March 31, 2010, TradeStation Securities had 47,026 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 850 accounts, or 2%, when compared to 46,176 accounts as of December 31, 2009, and a net increase of 3,011 accounts, or 7%, when compared to 44,015 accounts as of March 31, 2009. A brokerage account is defined as an account that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has had less than a $200 balance and has had no activity within the past 180 days.

During the three months ended March 31, 2010, TradeStation Securities’ brokerage customer accounts had 80,192 daily average revenue trades (often called “DARTs”), a decrease of 24% when compared to 105,825 DARTs during the three months ended March 31, 2009. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended March 31,
	2010	2009	% Change

Daily average revenue trades (DARTs)	80,192	105,825	(24)

Self-clearing Client Balances
Average equities client credit balances (millions)	$879	$694	27
Average equities client margin balances (millions)	$48	$29	66

Client Trading Activity – Per Account
Annualized trades	434	617	(30)
Annualized average net revenue	$2,652	$3,195	(17)

	As of March 31,
	2010	2009	% Change
Client Account Information

Total brokerage accounts	47,026	44,015	7

Average assets per account – equities	$69,000	$60,000	15
Average assets per account – futures	$20,000	$18,000	11

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

TradeStation Europe Limited is our subsidiary in the United Kingdom. In February 2006, TradeStation Europe became authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may solicit and introduce UK clients who are active, experienced traders to its US affiliate for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its “Passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Economic Area. As of March 31, 2010, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not considered to be material to our consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The following areas are particularly subject to management’s judgments and estimates or are key components of our results of operations, and actual differences could materially affect our consolidated results of operations and financial position: Brokerage Commissions and Fees, Net Interest Income, Income Taxes, and Uninsured Loss Reserves. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

For the three months ended March 31, 2010 and 2009, we operated in two principal business segments: (i) brokerage services and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in the U.S. market in 2000. Our primary sources of consolidated revenue are currently generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. After elimination of intercompany charges, for the three months ended March 31, 2010 and March 31, 2009, the brokerage services segment accounted for approximately 94% of our consolidated net revenues. Given the size of that percentage, other than our discussion and table in Note 13 – SEGMENT AND RELATED INFORMATION in ITEM 1. FINANCIAL STATEMENTS of PART I of this report, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For The Three Months Ended March 31,
			Change
	2010	2009	$	%
	(In thousands, except percentages)
Revenues:
Brokerage commissions and fees	$26,948	$32,935	$(5,987)	(18)

Interest income	2,293	995	1,298	130
Brokerage interest expense	—	—	—	—

Net interest income	2,293	995	1,298	130

Subscription fees and other	1,628	2,040	(412)	(20)

Unrealized gains on marketable securities	1,221	—	1,221	—

Net revenues	32,090	35,970	(3,880)	(11)

Expenses:
Employee compensation and benefits	11,194	10,499	695	7
Clearing and execution	7,184	8,848	(1,664)	(19)
Data centers and communications	3,502	2,762	740	27
Marketing	1,532	1,802	(270)	(15)
Professional services	697	848	(151)	(18)
Occupancy and equipment	752	737	15	2
Depreciation and amortization	950	1,129	(179)	(16)
Other	1,794	1,524	270	18

Total expenses	27,605	28,149	(544)	(2)

Income before income taxes	4,485	7,821	(3,336)	(43)

Income tax provision	1,811	3,141	(1,330)	(42)

Net income	$2,674	$4,680	$(2,006)	(43)

Three Months Ended March 31, 2010 and 2009

Net revenues were $32.1 million for the three months ended March 31, 2010, compared to $36.0 million for the three months ended March 31, 2009, a decrease of $3.9 million, or 11%. The primary reason for this decline was decreased brokerage commissions and fees of $6.0 million, or 18%, as a result, we believe, of lower market volatility, partially offset by a $1.3 million, or 130%, increase in net interest income and $1.2 million of unrealized gains on marketable securities during the three months ended March 31, 2010. The increase in interest income was a result primarily of investments in longer-term U.S. Treasury securities, TradeStation’s conversion of its futures business to omnibus clearing (beginning in January 2010 we have custody and control of futures client account assets), and an increase in our receivables from brokerage customers (margin balances). The unrealized gains on marketable securities of $1.2 million were a result of marking our broker-dealer’s U.S. Treasury securities to fair value. If TradeStation Securities holds its current portfolio of U.S. Treasury securities until maturity, the unrealized gains of $1.2 million will reverse between March 31, 2010 and the maturity of each U.S. Treasury security as unrealized losses. As of March 31, 2010, the weighted average remaining maturity term of these investments was approximately 8 months. Changes in the fair values of these and future investments may result in unrealized gains and losses, or, if such instruments are sold, realized gains or losses.

Net income was approximately $2.7 million for the three months ended March 31, 2010, compared to $4.7 million for the three months ended March 31, 2009, a decrease of $2.0 million, or 43%. The decrease resulted primarily from a decrease of $6.0 million, or 18%, in brokerage commissions and fees, and a $1.1 million, or 6%, increase in total expenses, net of clearing and execution expenses, partially offset by a $1.7 million, or 19%, decrease in clearing and execution costs, which resulted from the decrease in brokerage commissions and fees, a $1.3 million, or 130%, increase in interest income, a $1.3 million, or 42%, decrease in income tax provision, and $1.2 million of unrealized gains on marketable securities during the three months ended March 31, 2010.

Income before income taxes was $4.5 million (14% of net revenues) for the three months ended March 31, 2010, compared to $7.8 million (22% of net revenues) for the three months ended March 31, 2009, a decrease of $3.3 million, or 43%. Our $3.3 million decrease in income before income taxes was due primarily to our decrease in brokerage commissions and fees of $6.0 million, our increased data centers and communications costs of $740,000, and our $695,000 increase in employee compensation and benefits expense (mostly in our technology development departments), partially offset by an increase in net interest income of $1.3 million, unrealized gains on marketable securities of $1.2 million during the three months ended March 31, 2010, and a decrease in clearing and execution costs of $1.7 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 22% to 14% due primarily to the decrease in brokerage commissions and fees, the increase in data centers and communications expenses, and the increase in employee compensation and benefits expenses, partially offset by the increase in net interest income, unrealized gains on marketable securities during the three months ended March 31, 2010, and the decrease in clearing and execution costs.

During the three months ended March 31, 2010, we recorded an income tax provision of $1.8 million based upon our current estimated annual effective income tax rate of approximately 40%. During the three months ended March 31, 2009, we recorded an income tax provision of $3.1 million based upon our then-estimated annual effective income tax rate of approximately 40%. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees consist of commissions for equities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended March 31, 2010, brokerage commissions and fees were approximately $26.9 million, compared to $32.9 million for the three months ended March 31, 2009. This $6.0 million, or 18%, decrease was due primarily to decreased brokerage commissions of $7.1 million from lower trading volume related mostly, we believe, to lower market volatility during the 2010 first quarter as compared to the 2009 first quarter (generally, as market volatility decreases our customer accounts’ trade volume decreases), partially offset by an increase in forex revenue of $472,000 (resulting from more favorable terms achieved through the improvement of our forex contract with our clearing agent) and an increase in platform fees of $333,000. We continuously review and assess our pricing, which includes commissions and platform and other fees, and we may adjust such fees from time to time in response to competitive pressures if and when they arise or as strategic pricing initiatives.

Interest Income – Interest income consists of interest earned from self-clearing operations (primarily, interest earned on brokerage customer cash balances and interest earned from brokerage customer margin lending balances), interest earned from customer cash balances of our futures customers (on January 4, 2010, we converted our futures accounts from a fully disclosed basis to an omnibus relationship with our clearing agent), and interest from corporate cash and cash equivalents and marketable securities. For the three months ended March 31, 2010, interest income was $2.3 million, compared to $995,000 for the three months ended March 31, 2009. This $1.3 million, or 130%, increase was due primarily to investments in longer-term U.S. Treasury securities, TradeStation’s conversion of its futures business to an omnibus relationship with its clearing agent, and an increase in our receivables from brokerage customers (margin balances). The conversion to a futures omnibus relationship with our clearing agent increased our customer funds by $349.0 million on January 4, 2010. The average margin balances increased to an average of $48.0 million during the first quarter of 2010, compared to the average balance of $29.5 million during the first quarter of 2009. During the 2009 second quarter, the Company reallocated most of its investments to U.S. Treasury securities, and, to a lesser extent, money market funds that invest primarily in U.S. Treasury securities (collectively, “U.S. Treasury Investments”). As a result, the Company’s interest income is now affected principally by the yields obtained from such investments. The Company’s interest income has historically been dependent upon the federal funds daily effective rate and the federal funds target rate of interest. Historically, the weighted average rate of interest for equities accounts was based upon the federal funds daily effective rate of interest and, for futures accounts, was based on the federal funds target rate of interest. We estimate, based on the size and nature of our customer assets as of March 31, 2010 (and assuming for these purposes that the size and nature of our customer assets do not change), that each basis point increase or decrease in the U.S. Treasury Investments yield (based upon the tenor of the U.S. Treasury Investments) will impact our annual net income by approximately $41,000. Interest income for future periods may be materially affected by: changes in the U.S. Treasury Investments yield and the extent, if any, to which our customer cash account balances and/or margin lending balances increase or decrease; and any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. We did not incur any interest expense during the three months ended March 31, 2010 or 2009. Factors that could affect brokerage interest expense in the future include: the growth (if any) and mix of business in our brokerage customer base among equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in short-term interest rates or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues consist of, primarily, monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and market data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that help customers take fuller advantage of the features and functions of the TradeStation electronic trading platform, direct sales of our legacy customer software products and royalties and similar fees received from third parties whose customers use our legacy software products. For the three months ended March 31, 2010, subscription fees and other revenues were approximately $1.6 million, compared to $2.0 million during the three months ended March 31, 2009. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services and legacy customer software products have not been actively marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Unrealized gains and losses on Marketable Securities– Unrealized gains and losses on marketable securities consist of unrealized gains or losses from TradeStation Securities’ investments in U.S. Treasury Investments. For the three months ended March 31, 2010, unrealized gains on marketable securities were approximately $1.2 million. TradeStation Securities did not have any unrealized gains or losses during the three months ended March 31, 2009.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses consist primarily of employee salaries, sales commissions and bonuses, stock-based compensation and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $11.2 million for the three months ended March 31, 2010, compared to $10.5 million for the three months ended March 31, 2009, an increase of approximately $695,000, or 7%. This increase was due primarily to increases in wages paid to employees of $1.1 million, due primarily to increased headcount (mostly in our technology development departments) and merit salary increases for employees excluding senior management (effective January 2010), partially offset by decreased commissions of $513,000, due primarily to reduced trading volume, and decreases in bonuses of $160,000. During the three months ended March 31, 2010, there was an average of 396 full-time equivalent employees, compared to 364 full-time equivalent employees during the three months ended March 31, 2009. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2010 due to planned additions to employee headcount to support our business goals.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $7.2 million for the three months ended March 31, 2010, compared to $8.8 million for the three months ended March 31, 2009, a decrease of approximately $1.7 million, or 19%. The decrease in clearing and execution expenses, which as a percentage of brokerage commissions and fees was 27% during the three months ended March 31, 2010 and March 31, 2009, was due primarily to our decrease in brokerage commissions and fees.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, Internet and other communications costs. Data centers and communications expenses were $3.5 million for the three months ended March 31, 2010, compared to $2.8 million for the three months ended March 31, 2009, an increase of $740,000, or 27%. This increase was due primarily to increases in rack space, power and bandwidth charges at our server farms of $414,000 and a $245,000 increase in circuit costs to connect our server farms to data providers and electronic marketplaces.

Marketing – Marketing expenses are comprised of marketing programs, primarily: advertising in various media, including Internet, direct mail, television and print media; account opening kits, and related postage; brochures; and other promotional items, including exhibit costs for industry events. Marketing expenses were $1.5 million for the three months ended March 31, 2010, compared to $1.8 million for the three months ended March 31, 2009, a decrease of $270,000, or 15%. Our marketing expenses in future quarters may vary significantly as a result of several factors, which may include the success of current and future sales and marketing campaigns and strategies, the mix of advertising media we use for marketing, the launch or release of new platform versions, products or services, the offering of sales seminars, and economic and market conditions.

Professional Services – Professional services expenses consist of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $697,000 for the three months ended March 31, 2010, compared to $848,000 for the three months ended March 31, 2009, a decrease of $151,000, or 18%. The variance is primarily the result of decreases in consulting fees and legal fees.

Occupancy and Equipment – Occupancy and equipment expenses consist of rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office and facilities space. Occupancy and equipment expenses were $752,000 for the three months ended March 31, 2010, compared to $737,000 for the three months ended March 31, 2009, an increase of $15,000, or 2%.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets. Depreciation and amortization expenses were $950,000 for the three months ended March 31, 2010, compared to $1.1 million for the three months ended March 31, 2009, a decrease of $179,000, or 16%. Depreciation expense may increase in the future based upon the level of capital expenditures we deem necessary to support our current business and the growth in our business (assuming that growth occurs) and to enhance and improve the quality, reliability, speed and capacity of our brokerage services and systems. See Liquidity and Capital Resources below.

Other – Other expenses consist of insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.8 million for the three months ended March 31, 2010 and $1.5 million for the three months ended March 31, 2009, an increase of $270,000, or 18%.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. Our stock price has been very volatile throughout our history as a public company. For information regarding the risks related to the variability of quarterly results, see “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2009.

Income Taxes

During the three months ended March 31, 2010, we recorded an income tax provision of $1.8 million based upon our current estimated annual effective income tax rate of approximately 40%. During the three months ended March 31, 2009, we recorded an income tax provision of $3.1 million based upon our then-estimated annual effective income tax rate of approximately 40%.

As of March 31, 2010, for financial reporting purposes, we estimate that we had available for federal income tax purposes total net operating loss carryforwards of approximately $316,000. These net operating loss carryforwards expire in 2019.

We had unrecognized tax benefits of $111,000 and $301,000 as of March 31, 2010 and December 31, 2009, respectively. If these tax benefits had been recognized in the consolidated financial statements, they would not have had a material impact on our annual effective tax rate because the difference is temporary in nature. We do not anticipate any significant changes in uncertain tax positions over the next twelve months.

We are currently undergoing routine U.S. federal tax examinations by the Internal Revenue Service for the 2007 and 2008 fiscal years and routine tax examinations by a state tax authority for the 2007 and 2008 fiscal years. We are no longer subject to U.S. federal tax examinations or state and local tax examinations for periods prior to 2006.

See Note 12 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of approximately $87.5 million, of which $717,000 was restricted in support of a facility lease. We had marketable securities of approximately $32.9 million as of March 31, 2010, of which $5.7 million could be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. The remaining $27.2 million was composed of U.S. Treasury Bills with original maturities greater than three months. On April 1, 2010, as a result of TradeStation Securities’ March 31, 2010 month-end calculation under Rule 15c3-1 of the Securities Exchange Act of 1934 (see below), $10.0 million was transferred to cash and investments segregated in compliance with federal regulations from marketable securities.

As of March 31, 2010, TradeStation Securities had: $1.19 billion of cash and investments (U.S. Treasury Bills and U.S. Treasury Notes) segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations; receivables from brokerage customers, net of $46.3 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $37.6 million. Receivables from brokerage customers, net are principally client margin loans which are demand loan obligations in customer equities accounts secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent, primarily, current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage customer accounts, which were $1.27 billion at March 31, 2010. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and the Financial Industry Regulatory Authority (FINRA), and the Commodity Futures Trading Commission’s (CFTC) financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these requirements, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $1,000,000; (ii) 8.0% of domestic and foreign domiciled customer and non-customer (excluding proprietary) risk maintenance margin/performance bond requirements for all domestic and foreign futures, options on futures contracts and cleared over-the-counter derivatives positions excluding the risk margin associated with naked long option positions; and (iii) 2.0% of aggregate customer debit balances. Customer debit items are a function of customer margin receivables and may fluctuate significantly, resulting in a significant fluctuation in our net capital requirements. At March 31, 2010, TradeStation Securities had net capital of approximately $80.7 million (81% of aggregate debit items), which was approximately $77.9 million in excess of its required net capital of approximately $2.8 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC, and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of March 31, 2010, we had security deposits and U.S. Treasury Bills totaling $40.8 million with clearing organizations for the self-clearing of equities and standardized equity option trades. Our cash deposits with DTCC and OCC fluctuate significantly, and may increase or decrease significantly in future periods.

As of March 31, 2010, we had no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows (in thousands):

	Payments Due By Period
	Total	2010	2011 - 2012	2013- 2015

Contractual obligations

Operating lease obligations	$10,279	$4,503	$5,389	$387

Purchase obligations	5,396	2,888	2,508	—

Total	$15,675	$7,391	$7,897	$387

We have no operating lease obligations or minimum purchase obligations extending beyond 2015.

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for growth of our business (there being no assurance growth will occur), capital expenditures of approximately $7.0 million for the remainder of 2010. These capital expenditures are primarily for the purchase of computer hardware and to support the growth of our data server farms and back-office systems to help support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy-back plan, up to $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., up to $15 million per 12-month period and up to $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy-back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended March 31, 2010, we used approximately $3.7 million to purchase 518,169 shares of our common stock at an average price of $7.19 per share. Since commencement of this buy-back plan on November 13, 2006, through March 31, 2010, we used approximately $50.6 million to purchase 5,668,424 shares of our common stock at an average price of $8.92 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $20.6 million during the three months ended March 31, 2010, compared to net cash provided by operating activities of $34.3 million during the three months ended March 31, 2009. The decrease of $13.7 million was due primarily to a decrease in net income, as adjusted for non-cash items, of $3.5 million, changes in net brokerage assets of $8.9 million and net changes of $1.3 million in non-brokerage working capital items. The increase in net brokerage assets was primarily a result of $10.0 million in excess reserve deposits transferred from our marketable securities during the three months ended March 31, 2010 in connection with TradeStation Securities’ conversion to a futures omnibus arrangement.

Investing activities provided cash of $12.9 million during the three months ended March 31, 2010, compared to net cash used by investing activities of $21.5 million during the three months ended March 31, 2009. The increase of $34.4 million was due primarily to a decrease of $10.3 million in purchases of available-for-sale marketable securities and proceeds from maturing available-for-sale marketable securities of $25.5 million, partially offset by an increase of $1.4 million in capital expenditures. The increase in capital expenditures primarily related to purchases of computer hardware to support the growth of our data server farms and computer software to support our growing infrastructure.

Financing activities used cash of $3.4 million during each of the three months ended March 31, 2010 and March 31, 2009. The primary use of cash during each period was the repurchase of company shares.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Codification (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. Our adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2010. We do not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on our consolidated financial statements.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $1.19 billion at March 31, 2010. Interest-earning assets are financed primarily by short-term liabilities, which totaled $1.27 billion at March 31, 2010, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances (we are currently not paying any interest to customers on their cash balances). TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. As of March 31, 2010: our cash and cash equivalents consisted primarily of short-term U.S. Treasury Investments; our marketable securities consisted primarily of U.S. Treasury Bills and our federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America (which can be tendered for sale upon notice of no longer than seven days); and our security deposits consisted primarily of U.S. Treasury Bills and cash deposits. Most of our cash and investments segregated in compliance with federal regulations are invested in U.S. Treasury Bills and U.S. Treasury Notes of various maturities.

We estimate, based on the size and nature of our customer assets as of March 31, 2010 (and assuming for these purposes that the size and nature of those assets do not change), that each basis point increase or decrease in the US Treasury Investment yield, based on current maturities, results in an annual impact of approximately $41,000 to our net income.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada. (TradeStation Securities does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on what it believed to be certain relevant exemptions or other applicable legal theories.) TradeStation Securities is cooperating with Canadian authorities. TradeStation Securities was offered the option to have this investigation brought, discussed and resolved on a consolidated basis with all relevant Canadian provinces. On November 24, 2009 TradeStation Securities was notified that the matter was not appropriate for a global settlement and that TradeStation Securities would have to deal with each province and territory separately. Since receiving that notification, TradeStation Securities has closed all British Columbian accounts and agreed to not open any new accounts for residents of British Columbia without applying for registration or qualifying under an exemption. No money is being paid to British Columbia by virtue of this resolution. TradeStation Securities has also agreed to a non-public undertaking for the province of New Brunswick to close all accounts of residents of New Brunswick by May 17, 2010 and to not open any new accounts for residents of New Brunswick without applying for registration or qualifying under an exemption. No money is being paid to New Brunswick in connection with this undertaking. The only other province with whom TradeStation Securities has undertaken settlement discussions since the global settlement efforts ended is Nova Scotia. On December 17, 2009, Nova Scotia rejected TradeStation Securities’ proposal to settle all registration issues in that province by either applying for registration or closing all resident accounts by March 31, 2010. On March 10, 2010, TradeStation Securities received a letter from Nova Scotia offering to settle the matter for a $10,000 penalty and $2,000 in costs. On March 17, 2010 TradeStation Securities responded to this proposal by offering to agree to a penalty of $1,000 and to pay $2,000 in costs. TradeStation Securities has not heard back from Nova Scotia regarding this proposal. TradeStation Securities has not heard from, nor has it undertaken any negotiations with, the other 10 Canadian provinces and territories. It is too early to predict the overall outcome of this investigation, including what the aggregate amount of settlements or fines might be; however, the loss of all Canadian resident accounts would not have a material adverse impact on our net revenues or net income.

On or about October 15, 2009, TradeStation Securities was named as the defendant in a complaint filed in the United States Bankruptcy Court, Southern District of New York styled In re: Arbco Capital Management, LLP, Richard O’Connell, Trustee v. TradeStation Securities, Inc. The complaint alleges that the debtor-in-bankruptcy, Arbco Capital Management, LLP, through its principal, Hayim Regensberg, operated a Ponzi scheme for which Mr. Regensberg has been sentenced to 100 months in jail. The complaint further alleges that, in 2006, the debtor made $885,000 worth of transfers, allegedly involving TradeStation Securities, in furtherance of the Ponzi scheme and that the transfers were made with actual intent to hinder, delay and defraud some or all of the debtor’s then-existing creditors. The trustee sought a judgment setting aside the transfers. On April 8, 2010, the trustee filed a Notice of Motion to abandon the claims made against TradeStation Securities. The hearing on the motion was held on May 5, 2010, and TradeStation Securities is awaiting a decision.

On or about February 9, 2010, TradeStation Securities and TradeStation Group were named as the only defendants in a complaint filed in the United States District Court, Northern District of Illinois, Eastern Division, styled Trading Technologies International, Inc. v. TradeStation Securities, Inc. and TradeStation Group, Inc. The complaint alleges that TradeStation Securities and TradeStation Group have infringed and continue to infringe four patents held by Trading Technologies International, Inc. The plaintiff seeks a judgment enjoining the alleged infringement and awarding unspecified damages and costs. Neither TradeStation Securities nor TradeStation Group has been served with the complaint. It is our understanding that the plaintiff has filed similar complaints against at least five other companies. We have had one meeting with the plaintiff to discuss the basis of its claims and have entered into a standstill agreement to facilitate further discussions. While it is too early to predict the outcome of this matter, we believe the case to be without merit and intend to defend it vigorously.

Also see Note 11 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in risk factors during 2010 through the date of this report from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2009. In reading and evaluating the information set forth in this report we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following table sets forth information on our common stock buy-back program for the quarter ended March 31, 2010:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January 2010	162,757	$7.68	5,313,012	$11,750,000
February 2010	178,103	6.88	5,491,115	10,500,000
March 2010	177,309	7.05	5,668,424	9,250,000

Total	518,169	7.19

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

May 6, 2010	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer, Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.