Form 10-Q
period 2010-06-30
TRADESTATION GROUP INC
filed 2010-08-05
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had 40,488,996 shares of common stock, $.01 par value, outstanding as of August 2, 2010.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS:

Cash and cash equivalents, including restricted cash of $717 at June 30, 2010 and December 31, 2009	$48,927	$57,405
Cash and investments segregated in compliance with federal regulations	1,211,881	785,208
Marketable securities	59,474	76,342
Receivables from brokers, dealers, clearing organizations and clearing agents	22,485	32,226
Receivables from brokerage customers, net	74,709	45,034
Property and equipment, net	9,882	7,578
Deferred income taxes, net	1,085	1,276
Deposits with clearing organizations	38,017	38,521
Other assets	4,110	5,606

Total assets	$1,470,570	$1,049,196

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$111	$114
Payables to brokerage customers	1,286,274	868,741
Accounts payable	4,305	2,627
Accrued expenses	7,141	7,206

Total liabilities	1,297,831	878,688

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 39,808,469 and 40,692,328 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	398	407
Additional paid-in capital	37,355	42,728
Accumulated other comprehensive income	3	5
Retained earnings	134,983	127,368

Total shareholders’ equity	172,739	170,508

Total liabilities and shareholders’ equity	$1,470,570	$1,049,196

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Brokerage commissions and fees	$30,456	$31,864	$57,404	$64,799

Interest income	2,623	1,341	4,916	2,336
Brokerage interest expense	—	—	—	—

Net interest income	2,623	1,341	4,916	2,336

Subscription fees and other	1,608	1,993	3,236	4,033

Unrealized gains on marketable securities	3,682	—	4,903	—

Net revenues	38,369	35,198	70,459	71,168

EXPENSES:
Employee compensation and benefits	11,461	10,653	22,655	21,152
Clearing and execution	8,317	7,814	15,500	16,662
Data centers and communications	3,940	2,887	7,443	5,649
Marketing	1,747	1,791	3,278	3,593
Professional services	739	912	1,436	1,760
Occupancy and equipment	807	746	1,559	1,483
Depreciation and amortization	1,063	1,115	2,013	2,244
Other	1,951	1,685	3,746	3,210

Total expenses	30,025	27,603	57,630	55,753

Income before income taxes	8,344	7,595	12,829	15,415

INCOME TAX PROVISION	3,404	2,914	5,214	6,054

Net income	$4,940	$4,681	$7,615	$9,361

EARNINGS PER SHARE:
Basic	$0.12	$0.11	$0.19	$0.22

Diluted	$0.12	$0.11	$0.19	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,044	41,658	40,273	41,930

Diluted	40,508	42,210	40,724	42,385

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,615	$9,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,013	2,244
Stock-based compensation expense	1,541	1,461
Deferred income tax benefit	—	(105)
Unrealized gains on investments	(4,903)	—
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(40,148)	(107,885)
Trading investments transactions, net	(359,555)	—
Receivables from brokers, dealers, clearing organizations and clearing agents	9,741	(10,174)
Receivables from brokerage customers, net	(29,675)	(12,139)
Prepaid income taxes	—	(368)
Deposits with clearing organizations	—	15,501
Other assets	1,547	(125)
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	(3)	24
Payables to brokerage customers	417,533	135,117
Accounts payable	4,514	(870)
Accrued expenses	(2,720)	(396)

Net cash provided by operating activities	7,500	31,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,278)	(2,025)
Purchases of available-for-sale marketable securities	(30,161)	(28,363)
Proceeds from maturities of marketable securities	25,464	—

Net cash used in investing activities	(8,975)	(30,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	337	567
Excess tax benefits from stock option exercises	135	70
Repurchase and retirement of common stock	(7,475)	(7,385)

Net cash used in financing activities	(7,003)	(6,748)

NET DECREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	(8,478)	(5,490)

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	56,688	99,358

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$48,210	$93,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$8

Cash paid for income taxes	$4,314	$7,095

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three and six months ended June 30, 2010 and 2009 are unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (“TradeStation Group” or the “Company”) is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., TradeStation Technologies, Inc., and TradeStation Europe Limited are TradeStation Group’s operating subsidiaries. TradeStation Securities is a licensed securities broker-dealer and a registered futures commission merchant. TradeStation Technologies develops and offers strategy trading software tools and subscription services. TradeStation Europe Limited, a company organized under the laws of England and Wales, is authorized and regulated by the United Kingdom Financial Services Authority (“FSA”), and holds what is known as a “Passport” to introduce brokerage accounts for residents of countries within the European Economic Area. The Company recently formed a wholly-owned subsidiary, TradeStation Forex, Inc., a Florida corporation (“TradeStation Forex”), with the intent that TradeStation Forex, by the end of the 2010 year, will assume, own and conduct all TradeStation forex brokerage business (such business is currently owned and conducted by TradeStation Securities) as a forex dealer member (“FDM”) of the National Futures Association (“NFA”), and registered under such classification with the Commodity Futures Trading Commission (“CFTC”). TradeStation Forex’s application for such CFTC registration and NFA membership was made to the NFA in June 2010. TradeStation Forex currently owns no material assets or properties and conducts no business other than start-up activities to prepare for the ownership and operation of such forex brokerage business.

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2010 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

The Company has performed an evaluation of subsequent events through the date these financial statements were issued and filed with the Securities and Exchange Commission (“SEC”).

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC”) to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 Rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 Rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on its consolidated financial position, results of operations or cash flows during the six months ended June 30, 2010. The Company does not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued accounting guidance that amends the criteria for allocating a contract’s consideration to individual services or products in multiple deliverable arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance beginning on January 1, 2011 and does not expect a material impact on its consolidated financial statements.

(2) STOCK-BASED COMPENSATION

Stock Compensation

The Company records stock-based compensation expense for employee services based upon the grant-date fair value of those awards in accordance with the provisions of the Compensation-Stock Compensation Topic of the FASB ASC (the “Compensation-Stock Compensation Topic”). The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the market price of the stock, exercise price of the award, expected term of the award, estimated volatility of the stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee officer options, non-officer employee options (both of which, subject to certain vesting-acceleration events, vest over a five-year period) and non-employee director options (which, subject to certain vesting-acceleration events, vest over a three-year period).

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Risk free interest rate	*	2%	3%	2%
Dividend yield	*	—	—	—
Volatility ranges	*	51 - 56%	55%	51 - 60%
Weighted-average volatility	*	54%	55%	59%
Weighted-average life (years)	*	6.1	7.3	6.4

*	The company did not grant any options to purchase common stock during the three months ended June 30, 2010.

In accordance with the Compensation-Stock Compensation Topic, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data are used to estimate pre-vesting option forfeitures, and stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

During the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $744,000 ($594,000 net of tax) and $711,000 ($606,000 net of tax), respectively, primarily related to the issuance of stock options and restricted stock awards (and, to a lesser extent, performance shares issued in 2010 under the Company’s Incentive Stock Plan and common stock issued during both periods at a discount under the Company’s employee stock purchase plan). During each of the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $1.5 million ($1.2 million net of tax) primarily related to the issuance of stock options and restricted stock awards (and, to a lesser extent, performance shares issued in 2010 under the Company’s Incentive Stock Plan and common stock issued during both periods at a discount under the Company’s employee stock purchase plan).

Stock-based Awards

The Company did not grant any options to purchase common stock during the three months ended June 30, 2010. During the six months ended June 30, 2010, the Company granted options to purchase an aggregate of 345,047 shares of common stock with a weighted-average, grant-date, Black-Scholes fair value of $3.80 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at a price of $6.41 per share, which was the closing price of the Company’s common stock on the date the options were granted. During the three months ended June 30, 2009, the Company granted options to purchase an aggregate of 106,017 shares of common stock with a weighted-average, grant-date, Black-Scholes fair value of $4.07 per share. Such options vest ratably in annual increments over a three- to five-year period and are exercisable at prices ranging from $7.17 to $8.55 per share, which were the respective closing prices of the Company’s common stock on the dates the options were granted. During the six months ended June 30, 2009, the Company granted options to purchase an aggregate of 682,540 shares of common stock with a weighted-average, grant-date, Black-Scholes fair value of $3.29 per share. Such options vest ratably in annual increments over a three- to five-year period and are exercisable at prices ranging from $5.49 to $8.55 per share, which were the respective closing prices on the dates the options were granted.

During the three and six months ended June 30, 2010, the Company issued 41,959 and 341,361 restricted shares of common stock, respectively, which had fair market values of $300,000 and $2.2 million, respectively, at the grant dates. During the three and six months ended June 30, 2009, the Company issued 15,690 and 225,048 restricted shares of common stock, respectively, which had fair market values of $113,000 and $1.3 million, respectively, at the grant dates. These restricted shares of common stock were granted to certain officers and in 2010 a consultant of the Company (who is expected to become an employee in October 2010) as awards under the Company’s Incentive Stock Plan, vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary (except for one award granted in 2010 which vests 50% on the third anniversary of the date of grant and 100% on the fifth anniversary), and include 100% automatic vesting acceleration upon retirement, death, disability or change in control of the Company. All of these restricted shares contain a provision whereby, if employment terminates prior to full vesting, the non-vested shares will automatically be forfeited and the Company will reacquire the non-vested shares for no consideration.

During the three and six months ended June 30, 2010, the Company also, for the first time in its history, issued performance shares (more commonly referred to as restricted stock units) representing the right to receive an aggregate of 152,331 shares of common stock. Such performance shares, which had a fair market value of approximately $976,000 on the date of grant, vest 60% on the third anniversary of the date of grant, 20% on the fourth anniversary of the date of grant and 20% on the fifth anniversary of the date of grant, with 100% acceleration upon retirement, death or disability. Performance shares automatically convert into shares of the Company’s common stock upon vesting. All of the performance shares were granted under the Incentive Stock Plan. Unvested performance shares expire upon the termination of an employee’s employment with the company. Generally speaking, performance shares are intended to replace employee stock option grants in the Company’s annual equity-based compensation grants to its employee base under the Company’s Incentive Stock Plan.

During the three and six months ended June 30, 2010, stock options for 29,551 shares and 91,588 shares, respectively, of the Company’s common stock were exercised under the Company’s Incentive Stock Plan. During the three and six months ended June 30, 2009, stock options for 81,460 shares and 131,110 shares, respectively, of the Company’s common stock were exercised under the Incentive Stock Plan.

During the six months ended June 30, 2010 and 2009, the Company issued 12,217 and 15,934 shares of common stock, respectively, under the Company’s employee stock purchase plan at prices of $6.71 and $5.49 per share.

(3) EARNINGS PER SHARE

Weighted average shares outstanding for the three and six months ended June 30, 2010 and 2009 are calculated as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average shares outstanding (basic)	40,044	41,658	40,273	41,930

Impact of dilutive stock-based payments after applying the treasury stock method	464	552	451	455

Weighted average shares outstanding (diluted)	40,508	42,210	40,724	42,385

Stock options, non-vested restricted shares and performance shares outstanding for the three and six months ended June 30, 2010 and 2009, which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Stock options	2,239	2,199	2,162	2,380

Restricted shares of common stock (non-vested)	72	12	309	136

Performance shares of common stock (non-vested)	—	—	113	—

4) COMPREHENSIVE INCOME

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

A reconciliation of net income to comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$4,940	$4,681	$7,615	$9,361
Unrealized gains (losses) on securities, net of tax	4	141	(1)	141

Comprehensive income	$4,944	$4,822	$7,614	$9,502

(5) CASH AND INVESTMENTS SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

TradeStation Securities is obligated by rules mandated by two of its primary regulators, the SEC and the CFTC, to set aside cash or qualified securities to satisfy regulations promulgated to protect customer assets. Cash and investments segregated in compliance with federal regulations, consisting primarily of treasury securities, of $1.21 billion (which includes $337,000 of interest receivable) and $785.2 million (which includes $349,000 of interest receivable) as of June 30, 2010 and December 31, 2009, respectively, have been segregated in special reserve accounts at JPMorgan Chase ($1.17 billion as of June 30, 2010 and $785.2 million as of December 31, 2009) and R.J. O’Brien ($44.5 million as of June 30, 2010 and $0 as of December 31, 2009) for the exclusive benefit of customers under Rule 15c3-3 under the Securities Exchange Act of 1934 (“Rule 15c3-3”) and the Commodity Exchange Act. Of the $1.21 billion in cash and investments segregated in compliance with federal regulations as of June 30, 2010, $826.1 million is related to Rule 15c3-3 and $385.4 million related to CFTC requirements. All of the $785.2 million balance as of December 31, 2009 related to Rule 15c3-3. By the second business day of each week, under Rule 15c3-3, if required, this amount is adjusted based upon the previous week-end or month-end calculation. For example, based on this requirement, on July 1, 2010 cash and investments segregated in compliance with federal regulations increased by $2.2 million, and marketable securities decreased by $2.2 million. As another example, on January 4, 2010 cash and investments segregated in compliance with federal regulations increased by $7.7 million and cash and cash equivalents decreased by $7.7 million. On January 4, 2010, TradeStation Securities converted its futures accounts, held at R.J. O’Brien & Associates as clearance agent, from clearance on a fully-disclosed basis to omnibus clearance. As a result of converting to omnibus clearance, TradeStation Securities received from R.J. O’Brien approximately $349.0 million in futures customers’ funds which were then appropriately segregated in accordance with Commodity Exchange Act rules.

(6) RECEIVABLES FROM BROKERAGE CUSTOMERS, NET

Receivables from brokerage customers, net consist primarily of margin loans to TradeStation Securities’ equities brokerage customer accounts of approximately $74.7 million and $45.0 million at June 30, 2010 and December 31, 2009, respectively. Securities owned by brokerage customers are held as collateral for such margin loans. Such collateral is not reflected in the consolidated financial statements. At June 30, 2010 and December 31, 2009, TradeStation Securities was charging a base margin debit interest rate of 7.75% per annum on debit balances.

“Margin” requirements determine the amount of collateral required to be held in an account for the purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of the Financial Industry Regulatory Authority (“FINRA”), limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. Nearly all equities accounts at TradeStation Securities are margin accounts. While not, technically speaking, an extension of credit, TradeStation Securities also provides leverage, the effect of which is similar to margin lending, to its customers’ futures and forex accounts. By permitting customers to purchase and maintain positions on margin or using leverage, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan or the leveraged amount to an amount that renders the margin loan or leverage provided less secured or unsecured. Under applicable securities laws and regulations, once a margin account for equities has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain its equity in the account equal to at least 25% of the value of the securities in the account. However, TradeStation Securities’ current internal requirement is that the customer’s equity not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s equity to 35% of the value of the securities in the account (if not, TradeStation Securities will perform closing transactions to bring the customer account above the maintenance requirement). TradeStation Securities also monitors the futures and forex leverage it provides on an intra-day basis and, pursuant to exchange guidelines and other applicable rules, requires customers to deposit additional collateral, or to reduce positions, when necessary to reduce excessive leverage to an acceptable level. All of these requirements can be, and often are, raised as TradeStation Securities deems necessary for certain accounts, groups of accounts, securities or positions, or groups of securities or positions. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities.

(7) RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents for equities accounts were as follows (in thousands) as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009

Securities borrowed from broker-dealers	$22,248	$30,490
Fees and commissions receivable from clearing agents	180	947
Securities failed to deliver to broker-dealers and other	57	789

	$22,485	$32,226

Securities borrowed transactions in equities accounts require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 11 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of June 30, 2010 and December 31, 2009, TradeStation Securities serviced most of its institutional equities accounts through J.P. Morgan Clearing Corp. and forex trades through Gain Capital Group, Inc., all on a fully-disclosed basis. Through December 31, 2009, futures trades were cleared through R.J. O’Brien & Associates on a fully-disclosed basis. On January 4, 2010, TradeStation Securities converted its clearance of futures accounts using R.J. O’Brien from a fully-disclosed basis to an omnibus clearance basis. As a result of converting to omnibus clearance, TradeStation Securities received from R.J. O’Brien approximately $349.0 million in futures customers’ funds which were then appropriately segregated in accordance with Commodity Exchange Act rules. J.P. Morgan Clearing Corp., R.J. O’Brien &

Associates, and Gain Capital Group, Inc. are collectively referred to as “clearing agents” or “clearing agent firms.” These clearing agents provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities, except that, since R.J. O’Brien provides clearance and settlement on an omnibus basis, TradeStation Securities deals directly with its futures account customers on such matters, using R.J. O’Brien’s assistance as a back-office vendor pursuant to an industry-standard facilities management agreement between the companies.

(8) PAYABLES TO BROKERAGE CUSTOMERS

As of June 30, 2010, payables to brokerage customers consisted primarily of cash balances in customer accounts. At June 30, 2010 and December 31, 2009, payables to brokerage customers totaled $1.29 billion and $869.0 million, respectively. Of the $1.29 billion in payables to brokerage customers as of June 30, 2010, payables to equities customers were $914.0 million and payables to commodities customers were $372.5 million. The $869.0 million in payables to brokerage customers as of December 31, 2009 related entirely to equities customers. The payables related to equities customers are the principal source of funding for margin lending. At June 30, 2010 and December 31, 2009, TradeStation Securities was not paying interest on cash balances in customer accounts.

(9) NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and FINRA, and the CFTC financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the NFA. Under these rules, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the highest of: (i) $1,000,000; (ii) 8.0% of domestic and foreign domiciled customer and non-customer (excluding proprietary) risk maintenance margin/performance bond requirements for all domestic and foreign futures, options on futures contracts and cleared over-the-counter derivatives positions, excluding the risk margin associated with naked long option positions; or (iii) 2.0% of aggregate customer debit balances. At June 30, 2010, TradeStation Securities had net capital of approximately $81.9 million (82.5% of aggregate debit items), which was approximately $78.8 million in excess of its required net capital of approximately $3.1 million. At December 31, 2009, TradeStation Securities had net capital of approximately $85.6 million (95% of aggregate debit items), which was approximately $83.8 million in excess of its required net capital of approximately $1.8 million.

(10) FAIR VALUE MEASURES

The Fair Value Measurements and Disclosures Topic of the FASB ASC (the “Fair Value Measurements and Disclosures Topic”) establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with guidance under the Fair Value Measurements and Disclosures Topic, three levels of inputs may be used to measure fair value:

Level 1 – Level 1 inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of U.S. Treasury Bills and Notes (“U.S. Treasuries”) and actively-traded, marketable, exchange-listed equity securities. As of June 30, 2010, the Company’s U.S. Treasuries had maturities ranging from July 2010 to December 2011.

Level 2 – Level 2 inputs are observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets consist of variable rate demand note (“VRDN”) securities issued by various state agencies throughout Florida. The Company’s VRDN investments are federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from a major financial institution. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. Although the Company’s VRDN securities are issued and rated as long-term securities (with a maturity date of March 2023), they are priced and traded as short-term instruments. The Company classifies these short-term investments as available-for-sale in accordance with the Investments-Debt and Equity Securities Topic of the FASB ASC. The investments are carried at cost or par value, which approximates the fair market value.

Level 3 – Level 3 inputs are unobservable inputs regarding financial instruments that are supported by little or no market activity and whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company did not hold any Level 3 assets during the three and six months ended June 30, 2010.

The following table summarizes the basis used to measure the fair value of securities on a recurring basis in the Company’s consolidated balance sheet as of June 30, 2010 (in thousands):

	June 30, 2010
	Level I	Level II	Level III	Fair Value

Investments segregated in compliance with federal regulations	$1,169,484	$—	$—	$1,169,484

Marketable securities	$53,774	$5,700	$—	$59,474

Deposits with clearing organizations	$30,495	$—	$—	$30,495

The Company purchased available-for-sale marketable securities of approximately $30.2 million and had proceeds from maturities of available-for-sale marketable securities of approximately $25.5 million during the six months ended June 30, 2010. As of June 30, 2010, the Company had approximately $35.9 million of available-for-sale marketable securities.

Broker-dealers are required to account for investments in marketable securities as trading investments. TradeStation Securities had net trading investment transactions (purchases, net of proceeds and interest accreted) of $359.6 million during the six months ended June 30, 2010. As of June 30, 2010, the Company had trading investments of approximately $1.22 billion. Unrealized gains from these trading investments totaled approximately $3.7 million and $4.9 million during the three and six months ended June 30, 2010, respectively, and are reflected in the accompanying consolidated statements of income.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, brokerage receivables and brokerage payables

For these financial instruments, the carrying amount is a reasonable estimate of fair value.

Marketable securities

For investments in U.S. Treasuries, the fair value equals the quoted market price of each U.S. Treasury Bill or U.S. Treasury Note. Investments in VRDN’s are carried at cost or par value, which approximates the fair market value. The fair value of equity securities equals the quoted market prices for such securities.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2010
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,927	$48,927
Cash and investments segregated in compliance with federal regulations	1,211,881	1,211,881
Marketable securities	59,474	59,474
Receivables from brokers, dealers, clearing organizations and clearing agents	22,485	22,485
Receivables from brokerage customers, net	74,709	74,709
Deposits with clearing organizations	38,017	38,017

Financial liabilities:
Payables to brokers, dealers and clearing organizations	111	111
Payables to brokerage customers	1,286,274	1,286,274

(11) COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of June 30, 2010 and December 31, 2009, the Company had $717,000 of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial ten-year term of this lease. In addition to its corporate headquarters, the Company has six non-cancelable operating leases for facilities (including three data centers) with expirations ranging from January 2011 to February 2015. Future minimum lease payments as of June 30, 2010 under all operating leases are as follows (in thousands):

2010	$3,302
2011	5,549
2012	3,030
2013	166
2014	169
Thereafter	71

$12,287

During the three months ended June 30, 2010 and 2009, total rent expense (which is included in occupancy and equipment and data centers and communications expenses in the accompanying consolidated statements of income) was approximately $1.7 million and $1.5 million, respectively. During the six months ended June 30, 2010 and 2009, total rent expense was approximately $3.4 million and $2.8 million, respectively.

Purchase Obligations

As of June 30, 2010, the Company had various purchase obligations through December 2012 totaling approximately $4.9 million as follows: approximately $2.2 million, $2.1 million and $568,000 during the remainder of 2010, 2011, and 2012, respectively, related primarily to back-office systems and telecommunications services.

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

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada. (TradeStation Securities does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on what it believed to be certain relevant exemptions or other applicable legal theories.) TradeStation Securities is cooperating with Canadian authorities, and dealing with each Canadian province and territory separately. Since receiving that notification, TradeStation Securities has closed all British Columbian accounts and agreed to not open any new accounts for residents of British Columbia without applying for registration or qualifying under an exemption. No money is being paid to British Columbia by virtue of this resolution. TradeStation Securities has also closed all accounts of residents of New Brunswick and has agreed to a non-public undertaking for the province of New Brunswick to not open any new accounts for residents of New Brunswick without applying for registration or qualifying under an exemption. No money is being paid to New Brunswick in connection with this undertaking. The only other province with whom TradeStation Securities has undertaken settlement discussions is Nova Scotia. TradeStation Securities received a letter from Nova Scotia dated July 20, 2010 offering to settle the matter for a $7,500 administrative penalty and $2,500 in costs, together with appropriate “administrative sanctions.” TradeStation Securities is considering whether to accept this settlement offer. TradeStation Securities has not heard from, nor has it undertaken any negotiations with, any of the other Canadian provinces and territories. The loss of all Canadian resident accounts would not have a material adverse impact on TradeStation Securities’ consolidated net revenues or net income.

On or about October 15, 2009, TradeStation Securities was named as the defendant in a complaint filed in the United States Bankruptcy Court, Southern District of New York styled In re: Arbco Capital Management, LLP, Richard O’Connell, Trustee v. TradeStation Securities, Inc. The complaint alleges that the debtor-in-bankruptcy, Arbco Capital Management, LLP, through its principal, Hayim Regensberg, operated a Ponzi scheme for which Mr. Regensberg has been sentenced to 100 months in jail. The complaint further alleges that, in 2006, the debtor made $885,000 worth of transfers, allegedly involving TradeStation Securities, in furtherance of the Ponzi scheme and that the transfers were made with actual intent to hinder, delay and defraud some or all of the debtor’s then-existing creditors. The trustee sought a judgment setting aside the transfers. On April 8, 2010, the trustee filed a Notice of Motion to abandon the claims made against TradeStation Securities. On May 7, 2010 the court issued an Order Authorizing Trustee to Abandon Avoidance Claims against TradeStation Securities. The Company considers this matter closed.

On or about February 9, 2010, TradeStation Securities and TradeStation Group were named as the only defendants in a complaint filed in the United States District Court, Northern District of Illinois, Eastern Division, styled Trading Technologies International, Inc. v. TradeStation Securities, Inc. and TradeStation Group, Inc. The complaint, as amended, alleges that TradeStation Securities and TradeStation Group have infringed and continue to infringe five patents held by Trading Technologies International, Inc. The plaintiff seeks a judgment enjoining the alleged infringement and awarding unspecified damages and costs. The plaintiff filed similar complaints against at least nine other companies in 2010. While it is too early to predict the outcome of this matter, management believes the case to be without merit and the Company intends to defend it vigorously.

In May 2010, TradeStation Securities was served with a CFTC reparations complaint in the case styled ATS Capital Management Corp. v. TradeStation Securities and John Sendlosky, CFTC Docket No. 10-R015. The complaint alleges the wrongful liquidation of two E-Mini futures positions, one in 2007 and the other in 2008, and seeks damages of $529,950. In July 2010, TradeStation Securities answered the complaint and sought dismissal on the basis that the identical claims were presented and tried before a NFA arbitration panel in 2009 and a decision was rendered in favor of TradeStation Securities. On July 9, 2010, the Administrative Law Judge entered an Order To Show Cause and Staying Discovery on the issue of res judicata. The complainant responded to the Order To Show Cause on August 1, 2010. While it is too early to predict the outcome of this matter, management believes the case to be without merit and the Company intends to defend it vigorously.

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

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers, one of whom is no longer with the Company. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, of an amount equal to up to two years of the executive’s annual compensation. The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and did not represent new hires or appointments. As of June 30, 2010, the aggregate potential severance payments under the management continuity agreements were approximately $1.3 million.

General Contingencies and Guarantees

In the ordinary course of business, there are various contingencies which are not reflected in the consolidated financial statements. These include customer activities involving the execution, settlement and financing or provision of leverage for various customer securities, futures and forex transactions. These activities may expose the Company to off-balance sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

In margin transactions, TradeStation Securities may be obligated for credit or leverage extended to its customers by TradeStation Securities or its clearing agents that is collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (“short sales”), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. New short sales rules have been imposed by regulatory authorities and more may be imposed in the near future. Additionally, TradeStation Securities may be obligated for credit extended to its customers for futures transactions that are collateralized by cash and futures positions in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margined and leveraged accounts in compliance with various regulatory requirements, internal requirements and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. For further discussion, see Note 6 – RECEIVABLES FROM BROKERAGE CUSTOMERS, NET.

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

TradeStation Securities provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable. However, management believes that the possibility of TradeStation Securities being required to make payments of any material amount under these arrangements is relatively remote. Accordingly, no liability has been recorded for these potential events.

(12) INCOME TAXES

During the three and six months ended June 30, 2010, the Company recorded an income tax provision of $3.4 million and $5.2 million, respectively, based upon its current estimated annual effective income tax rate of approximately 41%. During the three and six months ended June 30, 2009, the Company recorded an income tax provision of $2.9 million and $6.1 million, respectively, based upon its then-estimated annual effective income tax rate of approximately 39%.

As of June 30, 2010, for financial reporting purposes, the Company estimates that it had available for federal income tax purposes total net operating loss carryforwards of approximately $316,000. These net operating loss carryforwards expire in 2019.

The Company had a liability for unrecognized tax benefits of $111,000 and $301,000 as of June 30, 2010 and December 31, 2009, respectively. If these tax benefits had been recognized in the consolidated financial statements, they would not have had a material impact on the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

As of June 30, 2010, the Company was subject to federal income taxes in the U.S. and income taxes in four states, and in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to be applied. In July 2009, the Company was notified by the Internal Revenue Service that it would undergo a routine U.S. federal tax examination for the 2007 fiscal year. In March 2010, the Company was notified that it will also undergo a routine U.S. federal tax examination for the 2008 fiscal year and that it will undergo routine tax examinations by a state tax authority for the 2007 and 2008 fiscal years. As of the date these financial statements were filed with the SEC, the Internal Revenue Service examinations were still in progress. The examinations by the state tax authority for the 2007 and 2008 fiscal years were completed with no adjustments. The Company is no longer subject to U.S. federal tax examinations or state and local tax examinations for periods prior to 2006.

Any interest and penalties, if incurred in connection with an income tax examination, would be recognized as components of income tax expense.

(13) SEGMENT AND RELATED INFORMATION

The Company operates in two principal business segments: (i) brokerage services; and (ii) software products and services. After elimination of intercompany charges, 95% and 94%, respectively, of the Company’s consolidated net revenues in the three and six month periods ended June 30, 2010, and 93% of the Company’s consolidated net revenues in the three and six month periods ended June 30, 2009, were generated by the brokerage services segment. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon intercompany licensing and support and expense-sharing agreements, which reflect current business relationships and are designed to comply with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Brokerage services
Revenues, excluding interest	$30,129	$31,543	$56,736	$64,231
Interest income	2,600	1,314	4,881	2,277
Interest expense	—	—	—	—
Unrealized gains on marketable securities	3,682	—	4,903	—

	36,411	32,857	66,520	66,508

Software products and services
Revenues, excluding interest	16,341	15,281	32,535	29,980
Interest income	23	27	35	59

	16,364	15,308	32,570	30,039
Elimination of intercompany charges to brokerage services segment	(14,406)	(12,967)	(28,631)	(25,379)

	$38,369	$35,198	$70,459	$71,168

Income (loss) before income taxes:
Brokerage services	$1,975	$1,064	$(83)	$2,376
Software products and services	6,369	6,531	12,912	13,039

	$8,344	$7,595	$12,829	$15,415

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Identifiable assets:
Brokerage services	$1,413,423	$980,147
Software products and services	57,147	69,049

	$1,470,570	$1,049,196

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

During the three months ended June 30, 2010, the Company used approximately $3.75 million to purchase 499,983 shares of its common stock at an average price of $7.50 per share. During the six months ended June 30, 2010, the Company used approximately $7.47 million to purchase 1,018,152 shares of its common stock at an average price of $7.34 per share. Since commencement of this buy-back plan on November 13, 2006, through June 30, 2010, the Company has used approximately $54.3 million to purchase 6,168,407 shares of its common stock at an average price of $8.81 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

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

Overview and Recent Developments

TradeStation Securities (Member NYSE, FINRA, SIPC, DTCC, OCC & NFA) is a licensed securities broker-dealer and a registered futures commission merchant, and also a member (or shareholder with rights equivalent to membership) of the Boston Options Exchange, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange and NASDAQ OMX. TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, uses an established futures clearing firm to clear its futures business on an omnibus clearance basis (in January 2010, TradeStation Securities completed a transition of its futures clearance arrangement from a fully-disclosed relationship to an omnibus clearance relationship basis with a facilities management agreement), and uses an established forex dealer firm to clear its forex business, although we are in the process of establishing ourselves as a principal forex dealer that will act as counterparty to customers’ trades through the use of an established electronic market matching service and a prime brokerage relationship with a large U.S. financial firm. As part of this restructuring of our forex business model, we recently formed a wholly-owned subsidiary, TradeStation Forex, Inc., a Florida corporation, with the intent that TradeStation Forex, by the end of the 2010 year, will assume, own and conduct all TradeStation forex brokerage business as a forex dealer member (FDM) of the National Futures Association (NFA), and registered under such classification with the CFTC. TradeStation Forex’s application for such CFTC registration and NFA membership was made with the NFA in June 2010. TradeStation Forex currently owns no material assets or properties and conducts no business other than start-up activities to prepare for the ownership and operation of such forex brokerage business.

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly platform fees), and interest income derived from customer cash balances and margin lending to customers.

As of June 30, 2010, TradeStation Securities had 47,313 equities, futures and forex accounts (the vast majority of which are equities and futures accounts), a net increase of 287 accounts, or 1%, when compared to 47,026 accounts as of March 31, 2010, and a net increase of 2,391 accounts, or 5%, when compared to 44,922 accounts as of June 30, 2009. We define a brokerage account as one that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has had less than a $200 balance and has had no activity within the past 180 days.

During the three and six months ended June 30, 2010, TradeStation Securities’ brokerage customer accounts had 92,877 and 86,637 daily average revenue trades (often called “DARTs”), respectively, a decrease of 5% and 15%, respectively, when compared to 97,392 and 101,540 DARTs during the three and six months ended June 30, 2009. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Daily average revenue trades (DARTs)	92,877	97,392	(5)	86,637	101,540	(15)

Self-clearing Client Balances
Average equities client credit balances (millions)	$916	$772	19	$898	$733	23
Average equities client margin balances (millions)	$58	$32	81	$53	$31	71

Client Trading Activity – Per Account
Annualized trades	496	553	(10)	466	584	(20)
Annualized average net revenue	$3,066	$2,940	4	$2,865	$3,066	(7)

	As of June 30,
	2010	2009	% Change
Client Account Information

Total brokerage accounts	47,313	44,922	5

Average assets per account – equities	$67,800	$64,900	4
Average assets per account – futures	$20,900	$19,400	8

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge commissions based on share volume (except for equities customers who opt for our per-trade basis commission structure commonly referred to as “flat-ticket” or “flat-commission”), and number of contracts traded. For futures, we charge commissions on a per contract basis. It should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

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

TradeStation Europe Limited is our subsidiary in the United Kingdom. In February 2006, TradeStation Europe became authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts to TradeStation Securities. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may solicit and introduce

UK clients who are active, experienced traders to its U.S. affiliate for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its “Passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Economic Area. As of June 30, 2010, and through the date of the filing of this report, TradeStation Europe’s operations and net assets are not considered to be material to our consolidated financial statements.

We are in the process of launching our new TradeStation Prime Services division. TradeStation Prime Services seeks to fill the growing need of start-up to mid-sized hedge funds, registered investment advisers, professional traders and asset managers for quality prime brokerage services which are no longer being provided by the larger firms that traditionally served this market segment, as well as to help serve the requirement of many hedge funds (and their investors) that multiple prime brokerage relationships be maintained (to spread the risk of failure of the prime brokerage firm or relationship). TradeStation Prime Services intends to provide execution platforms, including TradeStation, clearance and settlement of trades, and a variety of services, including start-up assistance, outsourced/direct access trading, real-time risk management, portfolio reporting, securities lending, commission sharing agreements and capital introductions for its clients. TradeStation Securities has a pending “Rule 1017” application with FINRA, filed in March 2010, to obtain approval for TradeStation Prime Services to clear trades executed “away” at other brokerage firms and to engage in securities lending. Although we believe such approvals will be obtained within a reasonable time, no assurances can be given and the failure of TradeStation Securities to obtain these approvals would have a material, adverse effect on the prospects of the TradeStation Prime Services division and could result in our deciding to wind down and discontinue such division.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The following areas are particularly subject to management’s judgments and estimates or are key components of our results of operations and financial position: Brokerage Commissions and Fees, Net Interest Income, Income Taxes, and Uninsured Loss Reserves. Actual results could differ materially from our estimates. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

For the three and six months ended June 30, 2010 and 2009, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited (and will include TradeStation Forex once it assumes our forex brokerage business) and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in the U.S. market in 2000. Our primary sources of consolidated revenue are generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. After elimination of intercompany charges, 95% and 94% of our consolidated net revenues in the three and six month periods ended June 30, 2010, respectively, and 93% of our consolidated net revenues in the three and six month periods ended June 30, 2009, were generated by the brokerage services segment. Given the size of that percentage, other than our discussion and the table in Note 13 – SEGMENT AND RELATED INFORMATION in ITEM 1. FINANCIAL STATEMENTS of PART I of this report, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues:
Brokerage commissions and fees	$30,456	$31,864	$(1,408)	(4)	$57,404	$64,799	$(7,395)	(11)

Interest income	2,623	1,341	1,282	96	4,916	2,336	2,580	110
Brokerage interest expense	—	—	—	—	—	—	—	—

Net interest income	2,623	1,341	1,282	96	4,916	2,336	2,580	110

Subscription fees and other	1,608	1,993	(385)	(19)	3,236	4,033	(797)	(20)
Unrealized gain on marketable securities	3,682	—	3,682	—	4,903	—	4,903	—

Net revenues	38,369	35,198	3,171	9	70,459	71,168	(709)	(1)

Expenses:
Employee compensation and benefits	11,461	10,653	808	8	22,655	21,152	1,503	7
Clearing and execution	8,317	7,814	503	6	15,500	16,662	(1,162)	(7)
Data centers and communications	3,940	2,887	1,053	36	7,443	5,649	1,794	32
Marketing	1,747	1,791	(44)	(2)	3,278	3,593	(315)	(9)
Professional services	739	912	(173)	(19)	1,436	1,760	(324)	(18)
Occupancy and equipment	807	746	61	8	1,559	1,483	76	5
Depreciation and amortization	1,063	1,115	(52)	(5)	2,013	2,244	(231)	(10)
Other	1,951	1,685	266	16	3,746	3,210	536	17

Total expenses	30,025	27,603	2,422	9	57,630	55,753	1,877	3

Income before income taxes	8,344	7,595	749	10	12,829	15,415	(2,586)	(17)

Income tax provision	3,404	2,914	490	17	5,214	6,054	(840)	(14)

Net income	$4,940	$4,681	$259	6	$7,615	$9,361	$(1,746)	(19)

Three Months Ended June 30, 2010 and 2009

Net revenues were $38.4 million for the three months ended June 30, 2010, compared to $35.2 million for the three months ended June 30, 2009, an increase of $3.2 million, or 9%. The primary reasons for this increase were unrealized gains on marketable securities of $3.7 million in the 2010 second quarter (as compared to no unrealized gains or losses in the 2009 second quarter) and an increase in net interest income of $1.3 million, or 96%, in the 2010 second quarter, partially offset by decreased brokerage commissions and fees of $1.4 million, a 4% decrease from 2009 second quarter results, and decreased subscription fees and other revenues of $385,000, or 19%. We believe brokerage commissions and fees decreased year-over-year due mainly to lower market volatility, as it appears that our brokerage customers trade more actively when market volatility is higher. Our increase in interest income was due primarily to investments in longer-term U.S. Treasury securities, TradeStation’s conversion of its futures business to omnibus clearing (beginning in January 2010 we gained custody and control of our futures clients’ account assets), and an increase in our receivables from brokerage customers (margin balances). Of the $3.7 million in unrealized gains on marketable securities, $1.4 million were a result of marking TradeStation Securities’ U.S. Treasury securities to fair value and $2.3 million were a result of marking equity securities in CBOE Holdings, Inc. (CBOE) to market. TradeStation Securities received shares in CBOE in place of its previously-held membership exchange seat when CBOE completed its initial public offering in June 2010. The shares in CBOE had a market value of $2.6 million as of June 30, 2010, and are subject to a lock-up restriction that prohibits the sale of 50% of the shares until December 2010 and the remaining 50% until June 2011. If TradeStation Securities holds its current portfolio of U.S. Treasury securities until maturity, unrealized gains of $2.5 million will reverse between June 30, 2010 and the maturity of each U.S. Treasury security as unrealized losses. As of June 30, 2010, the weighted average remaining maturity term of these investments was approximately seven months. Changes in the fair values of these and future investments may result in unrealized gains and losses, or, if such instruments are sold, realized gains or losses. We do not consider any of these unrealized gains (or future reversals thereof) or any future unrealized gains or losses to be of much importance in evaluating our company or its operations, as ownership of these securities as investments is not core to our business or our business model.

Net income was approximately $4.9 million for the three months ended June 30, 2010, compared to $4.7 million for the three months ended June 30, 2009, an increase of $259,000, or 6%. The increase resulted primarily from our $3.7 million of unrealized gains on marketable securities during the three months ended June 30, 2010, and a $1.3 million, or 96%, increase in interest income, mostly offset by a $2.4 million, or 9%, increase in total expenses (which includes an increase in clearing and execution of $503,000, or 6%), a decrease of $1.4 million, or 4%, in brokerage commissions and fees, a $385,000, or 19%, decrease in subscription fees and other revenues, and a $490,000, or 17%, increase in income tax provision.

Income before income taxes was $8.3 million (22% of net revenues) for the three months ended June 30, 2010, compared to $7.6 million (22% of net revenues) for the three months ended June 30, 2009, an increase of $749,000, or 10%. Our $749,000 increase in income before income taxes was due primarily to our unrealized gains on marketable securities of $3.7 million and our increase in net interest income of $1.3 million, mostly offset by our decrease in brokerage commissions and fees of $1.4 million, an increase in data centers and communications costs of $1.1 million, an increase in employee compensation and benefits expense of $808,000 (mostly in our technology departments and our TradeStation Prime Services division) and an increase in clearing and execution costs of $503,000. Excluding the $3.7 million of unrealized gains on marketable securities, our pre-tax margin (income before income taxes divided by net revenues) for the three months ended June 30, 2010 would have been 13%. We believe that excluding the unrealized gains from our pre-tax margin calculation provides investors with a more accurate view of our operating results since we do not believe those unrealized gains are of much importance to our core business.

During the three months ended June 30, 2010, we recorded an income tax provision of $3.4 million based upon our current estimated annual effective income tax rate of approximately 41%. During the three months ended June 30, 2009, we recorded an income tax provision of $2.9 million based upon our then-estimated annual effective income tax rate of approximately 39%. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees consist of commissions for equities, futures and forex transactions and, to a lesser extent, monthly platform and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended June 30, 2010, brokerage commissions and fees were approximately $30.5 million, compared to $31.9 million for the three months ended June 30, 2009. This $1.4 million, or 4%, decrease was due primarily to decreased brokerage commissions of $1.1 million from lower trading volume related mostly, we believe, to lower market volatility during the 2010 second quarter as compared to the 2009 second quarter (generally, as market volatility decreases our customer accounts’ trade volume decreases). We continuously review and assess our pricing, and we may adjust or restructure our commission and fee offerings from time to time in response to competitive pressures if and when they arise or as strategic pricing initiatives.

Interest Income – Interest income consists of interest earned on securities brokerage customer cash balances and margin lending balances, interest earned on futures brokerage customer cash balances (in

2010) and interest shared with us by our futures clearance agent (prior to 2010), and interest earned on corporate cash and cash equivalents and certain marketable securities. For the three months ended June 30, 2010, interest income was $2.6 million, compared to $1.3 million for the three months ended June 30, 2009. This $1.3 million, or 96%, increase was due primarily to investments in longer-term U.S. Treasury securities, TradeStation’s conversion of its futures business to an omnibus relationship with its clearance agent, and an increase in receivables from our brokerage customers (margin balances). The conversion to a futures omnibus clearance relationship on January 4, 2010 increased customer funds in our custody. As of June 30, 2010, funds in our custody related to commodities accounts totaled by $372.5 million. The average margin balances on our equities accounts increased to an average of $55.3 million during the second quarter of 2010, compared to an average balance of $30.9 million during the second quarter of 2009. During the 2009 second quarter, the Company reallocated most of its investments to U.S. Treasury securities and, to a lesser extent, money market funds that invest primarily in U.S. Treasury securities (collectively, “U.S. Treasury Investments”). As a result, the Company’s interest income is now affected principally by the yields obtained from such investments. Historically, the weighted average rate of interest for equities accounts was based upon the federal funds daily effective rate of interest and, for futures accounts, was based on the federal funds target rate of interest. We estimate, based on the size and nature of our customer assets as of June 30, 2010 (and assuming for these purposes that the size and nature of our customer assets do not change), that each basis point increase or decrease in the U.S. Treasury Investments yield (based upon the tenure of the U.S. Treasury Investments) will impact our annual net income by approximately $45,000. Interest income for future periods may be materially affected by changes in the U.S. Treasury Investments yield and the extent, if any, to which our customer cash account balances and/or margin lending balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. We did not incur any interest expense during the three months ended June 30, 2010 or 2009. Factors that could affect brokerage interest expense in the future include: the growth (if any) and mix of business in our brokerage customer base among equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in short-term interest rates or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues consist of, primarily, monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and market data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that are designed to help customers take fuller advantage of the features and functions of the TradeStation electronic trading platform. For the three months ended June 30, 2010, subscription fees and other revenues were approximately $1.6 million, compared to $2.0 million during the three months ended June 30, 2009. The $385,000, or 19%, decrease was due primarily to a decrease in the number of subscribers. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services have not been actively marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Unrealized Gains and Losses on Marketable Securities – Unrealized gains and losses on marketable securities consist of unrealized gains or losses from TradeStation Securities’ investments in U.S. Treasury Investments and unrealized gains or losses from equity securities in CBOE held by TradeStation Securities. For the three months ended June 30, 2010, unrealized gains on marketable securities were approximately $3.7 million. Of the $3.7 million in unrealized gains on marketable securities, $1.4 million were a result of marking TradeStation Securities’ U.S. Treasury Investments to fair value and $2.3 million were a result of marking its equity securities in CBOE to market. TradeStation Securities did not have any unrealized gains or losses during the three months ended June 30, 2009.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses consist primarily of employee salaries, sales commissions and bonuses, stock-based compensation and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $11.5 million for the three months ended June 30, 2010, compared to $10.7 million for the three months ended June 30, 2009, an increase of approximately $808,000, or 8%. This increase was due primarily to increases in wages paid to employees of $1.1 million, due primarily to increased headcount (mostly in our technology departments and our TradeStation Prime Services division) and January 2010 merit salary increases for employees, partially offset by decreased sales commissions and employee bonuses. During the three months ended June 30, 2010, there was an average of 398 full-time equivalent employees, compared to 373 full-time equivalent employees during the three months ended June 30, 2009. Employee compensation and benefits expenses are anticipated to increase during the remainder of 2010 due to planned additions to employee headcount to support our business goals.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $8.3 million for the three months ended June 30, 2010, compared to $7.8 million for the three months ended June 30, 2009, an increase of approximately $503,000, or 6%. The increase in clearing and execution expenses, which as a percentage of brokerage commissions and fees was 27% during the three months ended June 30, 2010 and 25% during the three months ended June 30, 2009, was due primarily to a change in our mix of business among asset classes and a $245,000 increase in the fixed portion of futures clearing costs due to our conversion to a futures omnibus clearance relationship with our clearing agent. Such increase in the fixed portion of our futures clearing costs are expected to continue in the future.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, Internet and other communications costs. Data centers and communications expenses were $3.9 million for the three months ended June 30, 2010, compared to $2.9 million for the three months ended June 30, 2009, an increase of $1.1 million, or 36%. This increase was due primarily to a $465,000 increase in exchange fees, a $314,000 increase in circuit costs to connect our server farms to data providers and electronic marketplaces, and increases in rack space, power and bandwidth charges at our server farms of $164,000.

Marketing – Marketing expenses are comprised of marketing programs, primarily: advertising in various media, including Internet, direct mail, television and print media; account opening kits, and related postage; brochures; and other promotional items, including exhibit costs for industry events. Marketing expenses were $1.7 million for the three months ended June 30, 2010, compared to $1.8 million for the three months ended June 30, 2009, a decrease of $44,000, or 2%. Our marketing expenses in future quarters may vary significantly as a result of several factors, which may include the success of current and future sales and marketing campaigns and strategies, the mix of advertising media we use for marketing, the launch or release of new platform versions, products or services, the offering of sales seminars, and economic and market conditions.

Professional Services – Professional services expenses consist of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $739,000 for the three months ended June 30, 2010, compared to $912,000 for the three months ended June 30, 2009, a decrease of $173,000, or 19%. The variance is primarily the result of decreases in consulting fees.

Occupancy and Equipment – Occupancy and equipment expenses consist of rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office and facilities space. Occupancy and equipment expenses were $807,000 for the three months ended June 30, 2010, compared to $746,000 for the three months ended June 30, 2009, an increase of $61,000, or 8%.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets. Depreciation and amortization expenses were $1.1 million for the three months ended June 30, 2010 and the three months ended June 30, 2009. Depreciation expense is expected to increase in the future based upon the level of capital expenditures we deem necessary to support our current business and the growth in our business (assuming that growth occurs) and to enhance and improve the quality, reliability, speed and capacity of our brokerage services and systems. See Liquidity and Capital Resources below.

Other – Other expenses consist of insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to training workshops, software maintenance, public company expenses, supplies, postage (unrelated to sales and marketing), exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $2.0 million for the three months ended June 30, 2010 and $1.7 million for the three months ended June 30, 2009, an increase of $266,000, or 16%.

Six Months Ended June 30, 2010 and 2009

Net revenues were $70.5 million for the six months ended June 30, 2010, compared to $71.2 million for the six months ended June 30, 2009, a decrease of $709,000, or 1%. The primary reason for this decline was a $7.4 million, or 11%, decrease in brokerage commissions and fees, as a result, we believe, of lower market volatility and slower account growth and decreased subscription fees and other revenues of $797,000, or 20%, partially offset by a $2.6 million, or 110%, increase in net interest income and $4.9 million of unrealized gains on marketable securities during the six months ended June 30, 2010 (as compared to no unrealized gains or losses during the six months ended June 30, 2009). The increase in net interest income was a result primarily of investments in longer-term U.S. Treasury Investments, TradeStation’s conversion of its futures business to omnibus clearing (beginning in January 2010 we have custody and control of futures client account assets), and an increase in our receivables from brokerage customers (margin balances). Of the $4.9 million in unrealized gains on marketable securities, $2.6 million were a result of marking TradeStation Securities’ U.S. Treasury securities to fair value and $2.3 million were a result of marking equity securities in CBOE to market. If TradeStation Securities holds its current portfolio of U.S. Treasury Investments until maturity, unrealized gains of $2.5 million will reverse between June 30, 2010 and the maturity of each U.S. Treasury security as unrealized losses. As of June 30, 2010, the weighted average remaining maturity term of these investments was approximately seven months. Changes in the fair values of these and future investments may result in unrealized gains and losses or, if such instruments are sold, realized gains or losses. We do not consider any of these unrealized gains (or future reversals thereof) or any future unrealized gains or losses to be of much importance in evaluating our company or its operations, as ownership of these securities as investments is not core to our business or our business model.

Net income was approximately $7.6 million for the six months ended June 30, 2010, compared to $9.4 million for the six months ended June 30, 2009, a decrease of $1.7 million, or 19%, due primarily to a decrease in brokerage commissions and fees of $7.4 million, or 11%, a $797,000, or 20%, decrease in subscription fees and other, a $1.9 million, or 3%, increase in total expenses (which includes a decrease in clearing and execution fees of $1.2 million, or 7%, resulting from the decrease in brokerage commissions and fees), partially offset by unrealized gains on marketable securities of $4.9 million during the six months ended June 30, 2010, a $2.6 million, or 110%, increase in net interest income, and an $840,000, or 14%, decrease in income tax provision.

Income before income taxes was $12.8 million (18% of net revenues) for the six months ended June 30, 2010, compared to $15.4 million (22% of net revenues) for the six months ended June 30, 2009, a decrease of $2.6 million, or 17%. Our $2.6 million decrease in income before income taxes was due primarily to our decrease in brokerage commissions and fees of $7.4 million, an increase in data centers and communications expenses of $1.8 million, and an increase in employee compensation and benefits of $1.5 million (mostly in our technology departments and our TradeStation Prime Services division), partially offset by unrealized gains on marketable securities of $4.9 million, an increase in net interest income of $2.6 million, and a decrease in clearing and execution expenses of $1.2 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 22% to 18% due primarily to the decrease in brokerage commissions and fees, the increase in data centers and communications expenses, and the increase in employee compensation and benefits expenses, partially offset by the $4.9 million unrealized gains on marketable securities, the increase in net interest income, and the decrease in clearing and execution costs. Excluding the $4.9 million of unrealized gains on marketable securities, our pre-tax margin for the six months ended June 30, 2010 would have been 12%. We believe that excluding the unrealized gains from our pre-tax margin calculation provides investors with a more accurate view of the results of our operations since we do not believe those unrealized gains are of much importance to our core business.

During the six months ended June 30, 2010, we recorded an income tax provision of $5.2 million based upon our current estimated annual effective income tax rate of approximately 41%. During the six months ended June 30, 2009, we recorded an income tax provision of $6.1 million based upon our then-estimated annual effective income tax rate of approximately 39%. See Income Taxes below.

Revenues

Brokerage Commissions and Fees – For the six months ended June 30, 2010, brokerage commissions and fees were approximately $57.4 million, compared to $64.8 million for the six months ended June 30, 2009. This $7.4 million, or 11%, decrease was due primarily to decreased brokerage commissions of $8.2 million from lower trading volume related mostly, we believe, to lower market volatility during the six months ended June 30, 2010 (generally, as market volatility decreases our customer accounts’ trade volume decreases), partially offset by an increase in forex revenue of $322,000 (resulting from more favorable terms achieved through the improvement of our forex contract with our clearing agent), and a $253,000 increase in revenues from platform fees. We continuously review and assess our pricing, which includes commissions and platform and other fees, and we may adjust such fees from time to time in response to competitive pressures, if and when they arise, or as strategic pricing initiatives.

Interest Income – For the six months ended June 30, 2010, interest income was $4.9 million, as compared to $2.3 million for the six months ended June 30, 2009. This $2.6 million, or 110%, increase was due primarily to investments in longer-term U.S. Treasury Investments, TradeStation’s conversion of its futures business to an omnibus relationship with its clearing agent, and an increase in our receivables from brokerage customers (margin balances). The conversion to a futures omnibus relationship with our clearing agent increased our customer funds by $349.0 million on January 4, 2010. The average margin balances on our equities accounts increased to an average of $51.7 million during the six months ended June 30, 2010, compared to the average balance of $30.8 million during the six months ended June 30, 2009. During the 2009 second quarter, the Company reallocated most of its investments to U.S. Treasury securities, and, to a lesser extent, money market funds that invest primarily in U.S. Treasury securities (collectively, U.S. Treasury Investments). As a result, the Company’s interest income is now affected principally by the yields obtained from such investments. Historically, the weighted average rate of interest for equities accounts was based upon the federal funds daily effective rate of interest and, for futures accounts, was based on the federal funds target rate of interest. We estimate, based on the size and nature of our customer assets as of June 30, 2010 (and assuming for these purposes that the size and nature of our customer assets do not change), that each basis point increase or decrease in the U.S. Treasury Investments yield (based upon the tenure of the U.S. Treasury Investments) will impact our annual net income by approximately $45,000. Interest income for future periods may be materially affected by: changes in the U.S. Treasury Investments yield and the extent, if any, to which our customer cash account balances and/or margin lending balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense –We did not incur any interest expense during the six months ended June 30, 2010 or 2009. Factors that could affect brokerage interest expense in the future include: the growth (if any) and mix of business in our brokerage customer base among equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in short-term interest rates or for other business reasons).

Subscription Fees and Other – For the six months ended June 30, 2010, subscription fees and other revenues were approximately $3.2 million, as compared to $4.0 million during the six months ended June 30, 2009. This $797,000, or 20%, decrease was due primarily to the decrease in the number of subscribers. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services have not been actively marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Unrealized Gains and Losses on Marketable Securities – For the six months ended June 30, 2010, unrealized gains on marketable securities were approximately $4.9 million. Of the $4.9 million in unrealized gains on marketable securities, $2.6 million were a result of marking TradeStation Securities’ U.S. Treasury Investments to fair value and $2.3 million was a result of marking its equity securities in CBOE to market. TradeStation Securities did not have any unrealized gains or losses during the six months ended June 30, 2009.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses were $22.7 million for the six months ended June 30, 2010, compared to $21.2 million for the six months ended June 30, 2009, an increase of approximately $1.5 million, or 7%. This increase was due primarily to increases in wages paid to employees of $2.2 million, partially offset by a decrease in commissions of $712,000. The increase in wages was due primarily to increased headcount (mostly in our technology departments and our TradeStation Prime Services division) and January 2010 merit salary increases for employees. During the six months ended June 30, 2010, there was an average of 397 full-time equivalent employees, compared to 369 full-time equivalent employees during the six months ended June 30, 2009.

Clearing and Execution – Clearing and execution expenses were approximately $15.5 million for the six months ended June 30, 2010, compared to $16.7 million for the six months ended June 30, 2009, a decrease of approximately $1.2 million, or 7%. The decrease in clearing and execution expenses, which, as a percentage of brokerage commissions and fees, increased to 27% during the six months ended June 30, 2010, compared to 26% during the six months ended June 30, 2009, was primarily a result of a change in our mix of business among asset classes and a $489,000 increase in the fixed portion of futures clearing costs due to our conversion to a futures omnibus relationship with our clearing agent. Such increase in the fixed portion of our futures clearing costs are expected to continue in the future.

Data Centers and Communications – Data centers and communications expenses were $7.4 million for the six months ended June 30, 2010, compared to $5.6 million for the six months ended June 30, 2009, an increase of $1.8 million, or 32%. This increase was due primarily to a $578,000 increase in rack space, power and bandwidth charges at our server farms, $559,000 for circuit costs to connect our server farms to data providers and electronic marketplaces, and $479,000 in exchange fees.

Marketing – Marketing expenses for the six months ended June 30, 2010 were $3.3 million, compared to $3.6 million for the six months ended June 30, 2009, a decrease of $315,000, or 9%, due primarily to a decrease in advertising expenses of $361,000. Our marketing expenses in future quarters may vary significantly as a result of several factors, which may include the success of current and future sales and marketing campaigns and strategies, the launch or release of new platform versions, products or services, the offering of sales seminars, and economic and market conditions.

Professional Services – Professional services expenses for the six months ended June 30, 2010 were $1.4 million, compared to $1.8 million for the six months ended June 30, 2009, a decrease of $324,000, or 18%, due primarily to a decrease in consulting expenses of $200,000.

Occupancy and Equipment – Occupancy and equipment expenses for the six months ended June 30, 2010 were $1.6 million, compared to $1.5 million for the six months ended June 30, 2009, an increase of $76,000, or 5%.

Depreciation and Amortization – Depreciation and amortization expenses were $2.0 million for the six months ended June 30, 2010, compared to $2.2 million for the six months ended June 30, 2009, a decrease of $231,000 or 10%. Depreciation expense is expected to increase in the future based upon the level of capital expenditures we deem necessary to support our current business and the growth in our business (assuming that growth continues) and to enhance and improve the quality, reliability, speed and capacity of our brokerage services and systems. See Liquidity and Capital Resources below.

Other – Other expenses were $3.7 million for the six months ended June 30, 2010, compared to $3.2 million for the six months ended June 30, 2009, an increase of $536,000, or 17%, due primarily to increased software maintenance of $208,000, travel and entertainment of $189,000, referral fees of $184,000, bank charges of $160,000 and regulatory fees and expenses of $127,000, partially offset by decreased customer debits and errors of $469,000.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied materially in the past, and are likely to vary materially in the future. Such fluctuations may result in volatility in the price of our common stock. Our stock price has been very volatile throughout our history as a public company. For information regarding the risks related to the variability of quarterly results, see “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2009.

Income Taxes

During the three months ended June 30, 2010, we recorded an income tax provision of $3.4 million based upon our current estimated annual effective income tax rate of approximately 41%. During the three months ended June 30, 2009, we recorded an income tax provision of $2.9 million based upon our then-estimated annual effective income tax rate of approximately 39%.

As of June 30, 2010, for financial reporting purposes, we estimate that we had available for federal income tax purposes total net operating loss carryforwards of approximately $316,000. These net operating loss carryforwards expire in 2019.

We had unrecognized tax benefits of $111,000 and $301,000 as of June 30, 2010 and December 31, 2009, respectively. If these tax benefits had been recognized in the consolidated financial statements, they would not have had a material impact on our annual effective tax rate because the difference is temporary in nature. We do not anticipate any significant changes in uncertain tax positions over the next twelve months.

We are currently undergoing routine U.S. federal tax examinations by the Internal Revenue Service for the 2007 and 2008 fiscal years. During the three months ended June 30, 2010, a state tax authority completed routine tax examinations of our 2007 and 2008 fiscal years with no adjustments. We are no longer subject to U.S. federal tax examinations or state and local tax examinations for periods prior to 2006.

See Note 12 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $48.9 million, of which $717,000 was restricted in support of a facility lease. We had marketable securities of approximately $59.5 million as of June 30, 2010, of which $5.7 million could be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. The remaining $53.8 million was composed of $51.2 million in U.S. Treasury Bills with original maturities greater than three months and $2.6 million in equity securities in CBOE. On July 1, 2010, as a result of TradeStation Securities’ June 30, 2010 month-end calculation under Rule 15c3-1 of the Securities Exchange Act of 1934 (see below), $2.2 million was transferred to cash and investments segregated in compliance with federal regulations from marketable securities.

As of June 30, 2010, TradeStation Securities had: $1.21 billion of cash and investments (U.S. Treasury Bills and U.S. Treasury Notes) segregated in compliance with federal regulations in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 under the Securities Exchange Act of 1934 (Rule 15c3-3) and other regulations; receivables from brokerage customers, net of $74.7 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $22.5 million. Receivables from brokerage customers, net are principally client margin loans which are demand loan obligations in customer equities accounts secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent, primarily, current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage customer accounts, which were $1.29 billion at June 30, 2010. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and the Financial Industry Regulatory Authority (FINRA), and the CFTC financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the National Futures Association. Under these rules, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the highest of: (i) $1,000,000; (ii) 8.0% of domestic and foreign domiciled customer and non-customer (excluding proprietary) risk maintenance margin/performance bond requirements for all domestic and foreign futures, options on futures contracts and cleared over-the-counter derivatives positions excluding the risk margin associated with naked long option positions; or (iii) 2.0% of aggregate customer debit balances. At June 30, 2010, TradeStation Securities had net capital of approximately $81.9 million (82.5% of aggregate debit items), which was approximately $78.8 million in excess of its required net capital of approximately $3.1 million.

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of June 30, 2010, we had security deposits and U.S. Treasury Bills totaling $38.0 million with clearing organizations for the self-clearing of equities and standardized equity option trades. Our cash deposits with DTCC and OCC fluctuate significantly, and may increase or decrease significantly in future periods.

As of June 30, 2010, we had no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows (in thousands):

	Payments Due By Period
Contractual obligations	Total	2010	2011 - 2012	2013 - 2015

Operating lease obligations	$12,287	$3,302	$8,579	$406

Purchase obligations	4,878	2,161	2,717	—

Total	$17,165	$5,463	$11,296	$406

We have no operating lease obligations or minimum purchase obligations extending beyond 2015.

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for growth of our business (there being no assurance growth will occur), capital expenditures of approximately $5.8 million for the remainder of 2010. These capital expenditures are primarily for the purchase of computer hardware and to support the growth of our data server farms and back-office systems to help support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

In October 2006, our board of directors authorized, and we announced, the use of up to $60 million of our available and unrestricted cash, over a four-year period, to repurchase shares of our common stock in the open market or through privately-negotiated transactions. The stock repurchases are authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and ends on November 12, 2010. Pursuant to the buy-back plan, up to $1.25 million of company cash during each full calendar month (and a prorated amount during the first and last months) of the four-year period (i.e., up to $15 million per 12-month period and up to $60 million for the four-year period) has been authorized to be used to purchase company shares at prevailing prices, subject to compliance with applicable securities laws, rules and regulations, including Rules 10b5-1 and 10b-18. The buy-back plan does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. For the three months ended June 30, 2010, we used approximately $3.75 million to purchase 499,983 shares of our common stock at an average price of $7.50 per share. During the six months ended June 30, 2010, we used approximately $7.47 million to purchase 1,018,152 shares of our common stock at an average price of $7.34 per share. Since commencement of this buy-back plan on November 13, 2006, through June 30, 2010, we used approximately $54.33 million to purchase 6,168,407 shares of our common stock at an average price of $8.81 per share. All shares purchased have been retired. See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – (c) Share Repurchases in PART II – OTHER INFORMATION of this report.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $7.5 million during the six months ended June 30, 2010, compared to net cash provided by operating activities of $31.6 million during the six months ended June 30, 2009. The decrease of $24.1 million was due primarily to a decrease in net income, as adjusted for non-cash items, of $6.7 million, and changes in net brokerage assets of $22.6 million, partially offset by net changes of $5.1 million in non-brokerage working capital items. The increase in net brokerage assets was primarily a result of $12.2 million in excess reserve deposits transferred from our marketable securities during the six months ended June 30, 2010 in connection with TradeStation Securities’ conversion to a futures omnibus arrangement and $10.8 million in reserve deposits as a result of a concentration rule related to margin collateral under Rule 15c3-3.

Investing activities used cash of $9.0 million and $30.4 million during the six months ended June 30, 2010 and 2009, respectively. The decrease of $21.4 million was primarily due to proceeds from maturities of available-for-sale marketable securities of $25.5 million, partially offset by increases of $2.3 million in capital expenditures and $1.8 million in purchases of available-for-sale marketable securities. The increase in capital expenditures is primarily related to purchases of computer hardware to support the growth of our data server farms and computer software to support our growing infrastructure.

Financing activities used cash of $7.0 million and $6.7 million during the six months ended June 30, 2010 and 2009, respectively. The primary use of cash for financing activities was $7.5 million and $7.4 million for the repurchase of company shares during the six months ended June 30, 2010 and 2009, respectively. The increase in the use of cash is due primarily to the decrease in proceeds from the issuance of common stock.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 Rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 Rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. Our adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on our consolidated financial position, results of operations or cash flows during the six months ended June 30, 2010. We do not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued accounting guidance that amends the criteria for allocating a contract’s consideration to individual services or products in multiple deliverable arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance beginning on January 1, 2011 and do not expect a material impact on our consolidated financial statements.

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

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margined and leveraged accounts in compliance with various regulatory requirements, internal requirements and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, require the customers to timely deposit additional collateral or to reduce positions when necessary.

TradeStation Securities provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organizations or exchanges other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable. However, management believes that the possibility of the company being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

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

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $1.21 billion at June 30, 2010. Interest-earning assets are financed primarily by short-term liabilities, which totaled $1.29 billion at June 30, 2010, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances (we are currently not paying any interest to customers on their cash balances). TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. As of June 30, 2010: our cash and cash equivalents consisted primarily of short-term U.S. Treasury Investments; our marketable securities consisted primarily of U.S. Treasury Bills, our federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America (which can be tendered for sale upon notice of no longer than seven days) and the shares of common stock owned in CBOE; and our security deposits consisted primarily of U.S. Treasury Bills and cash deposits. Most of our cash and investments segregated in compliance with federal regulations are invested in U.S. Treasury Bills and U.S. Treasury Notes of various maturities.

We estimate, based on the size and nature of our customer assets as of June 30, 2010 (and assuming for these purposes that the size and nature of those assets do not change), that each basis point increase or decrease in the US Treasury Investment yield, based on current maturities, results in an annual impact of approximately $45,000 to our net income.

Equity price risk results from exposures to changes in prices and volatilities of individual equities. As of June 30, 2010, our shares in CBOE had an aggregate market value of $2.6 million. Such shares are subject to a lock-up restriction that prohibits the sale of 50% of the shares until December 2010 and the remaining 50% until June 2011. Fluctuations in the price of CBOE stock may affect our results of operations as unrealized gains or losses (or as realized gains or losses if the shares are sold). We do not consider the shares we own in CBOE to be held for trading and we will consider selling them after the restrictions lapse.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

TradeStation Securities was contacted by Canadian regulatory authorities regarding its acceptance of Canadian residents as clients and trading in securities on behalf of Canadian residents without being registered in Canada. (TradeStation Securities does not accept equities accounts from Canadian residents but has, historically, accepted unsolicited futures and forex accounts from certain provinces based on what it believed to be certain relevant exemptions or other applicable legal theories.) TradeStation Securities is cooperating with Canadian authorities, and dealing with each Canadian province and territory separately. Since receiving that notification, TradeStation Securities has closed all British Columbian accounts and agreed to not open any new accounts for residents of British Columbia without applying for registration or qualifying under an exemption. No money is being paid to British Columbia by virtue of this resolution. TradeStation Securities has also closed all accounts of residents of New Brunswick and has agreed to a non-public undertaking for the province of New Brunswick to not open any new accounts for residents of New Brunswick without applying for registration or qualifying under an exemption. No money is being paid to New Brunswick in connection with this undertaking. The only other province with whom TradeStation Securities has undertaken settlement discussions is Nova Scotia. TradeStation Securities received a letter from Nova Scotia dated July 20, 2010 offering to settle the matter for a $7,500 administrative penalty and $2,500 in costs, together with appropriate “administrative sanctions.” TradeStation Securities is considering whether to accept this settlement offer. TradeStation Securities has not heard from, nor has it undertaken any negotiations with, any of the other Canadian provinces and territories. The loss of all Canadian resident accounts would not have a material adverse impact on TradeStation Securities’ consolidated net revenues or net income.

On or about October 15, 2009, TradeStation Securities was named as the defendant in a complaint filed in the United States Bankruptcy Court, Southern District of New York styled In re: Arbco Capital Management, LLP, Richard O’Connell, Trustee v. TradeStation Securities, Inc. The complaint alleges that the debtor-in-bankruptcy, Arbco Capital Management, LLP, through its principal, Hayim Regensberg, operated a Ponzi scheme for which Mr. Regensberg has been sentenced to 100 months in jail. The complaint further alleges that, in 2006, the debtor made $885,000 worth of transfers, allegedly involving TradeStation Securities, in furtherance of the Ponzi scheme and that the transfers were made with actual intent to hinder, delay and defraud some or all of the debtor’s then-existing creditors. The trustee sought a judgment setting aside the transfers. On April 8, 2010, the trustee filed a Notice of Motion to abandon the claims made against TradeStation Securities. On May 7, 2010 the court issued an Order Authorizing Trustee to Abandon Avoidance Claims against TradeStation Securities. We consider this matter to be closed.

On or about February 9, 2010, TradeStation Securities and TradeStation Group were named as the only defendants in a complaint filed in the United States District Court, Northern District of Illinois, Eastern Division, styled Trading Technologies International, Inc. v. TradeStation Securities, Inc. and TradeStation Group, Inc. The complaint, as amended, alleges that TradeStation Securities and TradeStation Group have infringed and continue to infringe five patents held by Trading Technologies International, Inc. The plaintiff seeks a judgment enjoining the alleged infringement and awarding unspecified damages and costs. The plaintiff filed similar complaints against at least nine other companies in 2010. While it is too early to predict the outcome of this matter, management believes the case to be without merit and we intend to defend it vigorously.

In May 2010, TradeStation Securities was served with a CFTC reparations complaint in the case styled ATS Capital Management Corp. v. TradeStation Securities and John Sendlosky, CFTC Docket No. 10-R015. The complaint alleges the wrongful liquidation of two E-Mini futures positions, one in 2007 and the other in 2008, and seeks damages of $529,950. In July 2010, TradeStation Securities answered the complaint and sought dismissal on the basis that the identical claims were presented and tried before a NFA arbitration panel in 2009 and a decision was rendered in favor of TradeStation Securities. On July 9, 2010, the Administrative Law Judge entered an Order To Show Cause and Staying Discovery on the issue of res judicata. The complainant responded to the Order To Show Cause on August 1, 2010. While it is too early to predict the outcome of this matter, management believes the case to be without merit and we intend to defend it vigorously.

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

The following table sets forth information on our common stock buy-back program for the quarter ended June 30, 2010:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
April 2010	166,110	$7.53	5,834,534	$8,000,000
May 2010	162,445	7.69	5,996,979	6,750,000
June 2010	171,428	7.29	6,168,407	5,500,000

Total	499,983	7.50

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

10.1	TradeStation Group, Inc. Nonemployee Director Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s 2010 Proxy Statement filed with the Securities and Exchange Commission on April 27, 2010).#

10.2	Form of Nonemployee Director Restricted Stock Agreement.#

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

August 5, 2010	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer, Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	TradeStation Group, Inc. Nonemployee Director Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s 2010 Proxy Statement filed with the Securities and Exchange Commission on April 27, 2010).#

10.2	Form of Nonemployee Director Restricted Stock Agreement.#

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

#	Indicates a management contract or compensatory plan or arrangement.