Form 10-K/A
period 2010-12-31
TRADESTATION GROUP INC
filed 2011-04-29
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

As previously announced, on April 20, 2011, TradeStation Group, Inc. (the “Company,” “TradeStation,” “we,” “us” or “our”), Monex Group, Inc. (“Monex”) and Felix 2011 Acquisition Sub, Inc. (the “Purchaser”) entered into an Agreement and Plan of Merger pursuant to which Monex, through the Purchaser, will commence a tender offer to purchase all of the issued and outstanding shares of the Company’s common stock at a price per share of $9.75. Following consummation of the tender offer, the Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Monex. Because of the proposed merger, the Company anticipates that it will not hold an annual meeting of shareholders.

The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Filing” or “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2011, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and amends Item 15 of Part IV of the Original Filing to include as exhibits currently dated certifications required by Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Notice to Investors and Shareholders

The tender offer for the outstanding shares of TradeStation’s common stock referred to in this Amendment has not yet commenced. This Amendment is neither an offer to purchase nor a solicitation of an offer to sell any securities. The solicitation and the offer to buy shares of TradeStation’s common stock will be made pursuant to an offer to purchase and related materials that the Purchaser and Monex expect to file with the U.S. Securities and Exchange Commission. At the time the offer is commenced, the Purchaser and Monex will file a tender offer statement on Schedule TO with the U.S. Securities and Exchange Commission, and TradeStation will file a solicitation/recommendation statement on Schedule 14D-9 with respect to the tender offer. Investors and TradeStation shareholders are strongly advised to read both the tender offer statement (including an offer to purchase, a related letter of transmittal and other offer documents) and the solicitation/recommendation statement when they become available as they will contain important information that should be considered before any decision is made with respect to the tender offer. These materials (and all other materials filed by TradeStation with the U.S. Securities and Exchange Commission) will be available at no charge from the U.S. Securities and Exchange Commission through its website at www.sec.gov. Free copies of the tender offer statement and related materials and the solicitation/recommendation statement, when available, may be obtained from the information agent for the tender offer. Investors and TradeStation shareholders may also obtain free copies of the documents filed by TradeStation with the U.S. Securities and Exchange Commission by contacting TradeStation’s Chief Financial Officer, David H. Fleischman at 8050 SW 10th Street, Suite 4000, Plantation, FL 33324, telephone number 954-652-7000.

Forward Looking Statements

This Amendment contains statements that are forward-looking and are subject to risks and uncertainties that could cause actual results to differ materially from those described. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events, approvals and transactions that are subject to substantial risks and uncertainties. Factors that may cause or contribute to the actual results or outcomes being different from those contemplated by such forward-looking statements include: uncertainties as to the timing of the tender offer; uncertainties as to how many of TradeStation’s shareholders will tender their shares in the offer; the possibility that competing offers will be made; the possibility that various closing conditions for the transactions may not be satisfied or waived, including that a governmental or regulatory authority may prohibit, delay or refuse to grant approval for the consummation of the transactions; the effects of disruption from the proposed transactions making it more difficult to maintain relationships with employees, customers and/or other business relationships; other business effects, including the effects of industry, regulatory, economic and/or market conditions that are outside of Monex’s or TradeStation’s control; unexpected transaction costs and actual or contingent liabilities; and other risks and uncertainties discussed in documents filed by TradeStation with the U.S. Securities and Exchange Commission, including, but not limited to, the Original Filing, this Amendment and the tender offer documents and solicitation/recommendation statement to be filed with the U.S. Securities and Exchange Commission in connection with the tender offer. TradeStation undertakes no obligation to update any forward-looking statements as a result of new information, future developments or otherwise, except as expressly required by law.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company and their respective ages and positions with the Company as of April 6, 2011 are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Salomon Sredni	43	Chief Executive Officer and President and Director
David H. Fleischman	65	Chief Financial Officer, Vice President of Finance and Treasurer
Marc J. Stone	50	General Counsel, Vice President of Corporate Development and Secretary
John Roberts	59	Chief Operating Officer
William P. Cahill	61	Vice President of Brokerage Operations; and President and Chief Operating Officer, TradeStation Securities
T. Keith Black	48	Vice President of Product Development, TradeStation Technologies
Edward H. Codispoti	40	Chief Accounting Officer, Corporate Controller and Vice President of Accounting
Denise Dickins (1,2,3,4)	49	Director
Michael W. Fipps (1,2)	68	Director
Nathan D. Leight (1,3)	51	Director
Charles F. Wright (2,3)	60	Director

(1)	Member of the nominating committee of the Board.
(2)	Member of the audit committee of the Board.
(3)	Member of the compensation committee of the Board.
(4)	Lead Director.

The directors hold office until the next annual meeting of shareholders. Executive officers serve at the discretion of the Company’s Board of Directors (the “Board”).

T. KEITH BLACK was appointed Vice President of Product Development for TradeStation Technologies in February 2007. Prior to that, from October 1999 through February 2007, he served as Vice President of Server Technology for TradeStation Technologies. Before joining the Company, from October 1991 through October 1999, Mr. Black was a co-founder and President of Window On WallStreet, Inc., which was acquired by the Company in October of 1999. Prior to founding Window On WallStreet, Mr. Black served, from 1985 through October 1991, as a Senior Software Engineer or Software Consultant for various companies, including Electronic Data Systems (EDS), Micrografx, Inc., and Software AG, USA. Mr. Black received a bachelor’s degree in Computer Science from the University of North Texas in 1985.

WILLIAM P. CAHILL has served as Chief Operating Officer of TradeStation Securities, the Company’s principal operating subsidiary, since 2004 and, in January 2009, was also appointed President of TradeStation Securities. In addition, Mr. Cahill has served as the Company’s Vice President of Brokerage Operations since October 2008. Over his long career in the brokerage industry, Mr. Cahill has served as chief operating officer and in similar senior management roles with various brokerage firms. From 2001 to 2004, Mr. Cahill served as Senior Vice President, Operations Analysis, of Fahnestock & Co., Inc. From 1999 to 2001, Mr. Cahill served as Chief Operating Officer of Wyse Securities, a division of Pyramid Financial Corporation. From 1998 to 1999, Mr. Cahill served as Managing Director of Operations for the Montgomery Division of Banc of America Securities LLC. From 1992 to 1998, Mr. Cahill served as Vice President, Operations, of J.P. Morgan Securities Inc. and, from 1984 to 1992, Mr. Cahill served as Vice President, Operations, of Newbridge Securities Inc. He studied finance at The New York Institute of Finance.

EDWARD H. CODISPOTI has served as the Company’s Corporate Controller and Vice President of Accounting since September 2007 and was also named the Company’s Chief Accounting Officer in February 2010. From April 2003 to June 2007, and from March 1997 to August 1999, Mr. Codispoti served in various financial capacities for Kos Pharmaceuticals, Inc. and Subsidiaries, then a publicly-held pharmaceutical company, including serving as Vice President of Financial Reporting and Assistant Controller. Mr. Codispoti’s other financial positions have been with Independent Purchasing Cooperative, Inc. and Marex, Inc. Mr. Codispoti began his career at Arthur Andersen, LLP. He is a Certified Public Accountant, and a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Codispoti earned his Bachelor of Accounting and Master of Accounting degrees from Florida International University.

DENISE DICKINS joined the Board, and became a member of the audit committee and the nominating committee, in July 2005. Ms. Dickins was appointed to the compensation committee in March 2009 and as Lead Director in February 2010. Since August 2006, Ms. Dickins has served as an Assistant Professor of Accounting at the College of Business at East Carolina University and, from 2002 through August 2006, was an Instructor of Accounting and Auditing at Florida Atlantic University. From 1994 until August 2002, Ms. Dickins was a partner at Arthur Andersen LLP, a public accounting firm, which included serving as the partner-in-charge of its South Florida Audit Division between 1999 and 2002 and as the audit engagement partner for TradeStation Group (and its predecessor) from 1995 until 2001. Prior to becoming a partner at Arthur Andersen, Ms. Dickins was employed, beginning in August 1983, as an accountant at Arthur Andersen. Ms. Dickins is a Certified Public Accountant and Certified Internal Auditor who has a doctoral degree in Business Administration from Florida Atlantic University and a bachelor’s of science degree in Accounting and Finance from Florida State University. Ms. Dickins has had no involvement with the Company’s audits or outside auditors (other than in her role as a member of the audit committee) since the Company terminated its relationship with Arthur Andersen in May 2002. Since 2007, Ms. Dickins has been a member of the board of directors and a member of the audit committee of Watsco Incorporated. In June 2009, Ms. Dickins became a member of the board of directors and a member of the audit committee of Steiner Leisure Ltd and, in 2010, she became a member of its compensation committee. Ms. Dickins has extensive experience with financial reporting and corporate governance issues, including instructing, researching and publishing articles on these topics, which provides a unique perspective to the Board.

MICHAEL W. FIPPS joined the Board, and became a member of the audit committee, in March 2002, and became a member of the nominating committee upon its creation in July 2005. From April 2007 until March 2010, Mr. Fipps served as the Chief Financial Officer of Osmotica Pharmaceutical Corp., where he had been a consultant since August 2006. Prior to becoming the Chief Financial Officer of Osmotica, Mr. Fipps was semi-retired for approximately ten years, working occasionally as an independent consultant, including associations with Osmotica and Endeavor Pharmaceuticals (from April 2002 to July 2003), both privately-held specialty pharmaceutical companies, and Connally and Associates (from December 1998 through April 2000), a profit recovery firm. From June 1994 to October 1997, he served as Chief Financial Officer and Senior Vice President of IVAX Corporation, then a publicly-held pharmaceutical company. Before joining IVAX, Mr. Fipps served, from 1973 to 1994 (with the last 10 years of that period as Vice President-Finance and Treasurer), in various positions with Bergen Brunswig Corporation, a large wholesale distributor of prescription pharmaceuticals and other health care products. Mr. Fipps is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. He has a bachelor’s of arts degree from University of North Carolina. Mr. Fipps’ experience serving as Chief Financial Officer of both publicly traded and closely held corporations provides valuable knowledge and insight to the Board.

DAVID H. FLEISCHMAN joined the Company as Chief Financial Officer, Vice President of Finance and Treasurer in February 2001. Prior to joining the Company, Mr. Fleischman was engaged as a Director of Crossroads LLC, a firm that provides financial and management expertise and services to companies seeking to maximize the efficiencies and performance of their management teams. From January 1997 until September 2000, Mr. Fleischman served as Senior Vice President, Chief Financial Officer and member of the board of advisors of The SeaSpecialties Group, a company that produced products in the seafood industry. From 1992 to 1996, he served as Senior Vice President and Treasurer of The Kislak Organization – J.I. Kislak, Inc., an organization that, during those years, included the largest privately-held mortgage-banking company in the United States. From 1983 to 1992, Mr. Fleischman served as a Director, Vice President and Chief Financial Officer of the U.S. group of Berisford International plc, a publicly-held United Kingdom company. From 1969 to 1983, he held several positions with subsidiaries of Midland Bank plc, including London American Finance Corporation and Drake America Corporation. He began his career in 1967 in the audit division of a predecessor firm of Ernst & Young LLP. Mr. Fleischman has a bachelor’s of science degree in accounting from The New York Institute of Technology.

NATHAN D. LEIGHT joined the Board, and became a member of both the compensation committee and the nominating committee, in June 2009. Mr. Leight is the co-founder and a managing member of Terrapin Partners, LLC and a co-founder and a managing member and the Chief Investment Officer of Terrapin Asset Management, LLC. Terrapin Partners, LLC, established in 1998, is a private investment management firm focused on private equity investing. Terrapin Asset Management, LLC, established in March 2002, focuses primarily on the management of multi-manager hedge fund portfolios. From September 1998 to March 1999, Mr. Leight served as the interim Chief Executive Officer of e-STEEL L.L.C., an industry-specific business-to-business software enterprise, and from January 2000 to May 2002, he served as interim Chief Executive Officer of VastVideo, Inc., a provider of special interest video content and related technology to Web sites and interactive television operators. Both e-STEEL and VastVideo were Terrapin Partners, LLC portfolio companies. From February 1995 to August 1998, Mr. Leight was employed by Gabriel Capital LP, a hedge fund with assets exceeding $1 billion specializing in investing in bankruptcies, under-valued securities, emerging markets, and merger arbitrage, and from February 1995 to August 1997, he served as its Chief Investment Officer. From December 1991 to February 1995, Mr. Leight served as a managing director of Dillon Read & Co., a private investment firm, where he oversaw the firm’s proprietary trading department. Mr. Leight received an A.B. from Harvard College (cum laude). Mr. Leight was a member of the board of directors of Aldabra Acquisition Corporation until it merged with Great Lakes Dredge & Dock Corporation in 2006, at which time he became a member of the board of directors of Great Lakes Dredge & Dock Corporation. Mr. Leight has also been a member of the board of directors of Boise, Inc. since 2007. Mr. Leight’s years of experience in asset and hedge fund management provide the Board with the perspectives of some of the Company’s current and potential institutional clients.

JOHN ROBERTS joined the Company in July 2007 as Chief Marketing Officer and was named Chief Operating Officer effective January 2009. From 2004 to 2007, Mr. Roberts served as Chief Marketing Officer and a Managing Director of the Chicago Mercantile Exchange (CME), the world’s largest financial exchange, serving as its first Chief Marketing Officer following its initial public offering. From 1999 to 2004, Mr. Roberts was a Managing Director of Barclays Global Investors (BGI), serving as Head of Marketing and Communications from 2000 to 2004. Prior to BGI, Mr. Roberts served, from 1988 to 1999, as Senior Vice President, Marketing, of the Chicago Board Options Exchange (CBOE), where he directed worldwide business development, and helped create the Options Industry Council, a recognized leader in options education. Mr. Roberts’s other marketing positions have been with Citicorp Savings of Florida, Campbell Soup Company, and General Mills. Mr. Roberts has an MBA degree in Marketing from Amos Tuck School and a bachelor’s degree in math and economics from Dartmouth College.

SALOMON SREDNI joined the Company in December 1996 as its Vice President of Operations and Chief Financial Officer and was named Treasurer and a director in July 1997. In August 1999, he was named President and Chief Operating Officer and became Chief Executive Officer and President in February 2007 and Chairman of the Board in July 2009. Mr. Sredni also serves as a director of the TradeStation Securities, TradeStation Technologies and TradeStation Forex subsidiaries. Before joining the Company, Mr. Sredni was, from August 1994 to November 1996, Vice President of Accounting and Corporate Controller at IVAX Corporation, then a publicly-held pharmaceutical company. From January 1988 to August 1994, he was with Arthur Andersen LLP, a public accounting firm. Mr. Sredni is a Certified Public Accountant, and a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. He has a bachelor’s degree in accounting from The Pennsylvania State University. Mr. Sredni’s day to day leadership, as the Company’s Chief Executive Officer and President, provides the Board with in-depth knowledge of the Company’s operations.

MARC J. STONE joined the Company in May 1997 as its General Counsel, Vice President of Corporate Development, and Secretary. Mr. Stone also serves as a director of the Company’s four subsidiaries, TradeStation Securities, TradeStation Technologies, TradeStation Europe Limited and TradeStation Forex, and as an executive registered principal of TradeStation Securities, the Company’s principal operating subsidiary. From January 1993 to May 1997, Mr. Stone was a partner at the predecessor law firm of Bilzin Sumberg Baena Price & Axelrod LLP, which currently serves as the Company’s regular outside counsel. Mr. Stone has a bachelor’s degree with concentrations in English and American Literature and in Theatre Arts and Dramatic Literature from Brown University, and received his law degree from University of California (Boalt Hall) School of Law at Berkeley. Mr. Stone is a member of the Bar of the State of New York, The Florida Bar, the American Bar Association and the New York State Bar Association.

CHARLES F. WRIGHT joined the Board in June 2001, at which time he also became a member of the compensation committee, and served as a member of the audit committee from June 2001 through July 2005. Mr. Wright was reappointed to the audit committee in March 2009. Mr. Wright is the Chairman of Fall River Group, Inc., which owns and operates a group of foundries in Wisconsin. He has been Chairman since 1984, and has been associated with Fall River Group since 1973. He is also the Chairman and a Principal of Fall River Capital, LLC, an investment advisory firm that specializes in the trading of global financial and natural resource futures. He has held these positions since 1999. Since 1997, Mr. Wright has also been Chairman and a co-owner of Quaestus & Co., Inc., a merchant banking firm located in Milwaukee, Wisconsin. From November 2001 through June 2005, he was Chairman and co-owner of Kilbourn Capital Management, Inc., which managed the Kilbourn Diversified Strategy Fund, a hedge fund of funds. From 1992 until its acquisition by Cumulus Media, Inc. in 1997, Mr. Wright served as Chairman of Caribbean Communications Company Ltd., a developer and operator of a radio network throughout the English-speaking Caribbean Islands. Mr. Wright serves on the board of directors of Goodwill Industries of Southeastern Wisconsin and

Metropolitan Chicago, Second Harvest Food Bank Foundation, and Good Hope School in St. Croix, U.S. Virgin Islands. Mr. Wright is registered with the CFTC and the NFA as a Commodity Trading Advisor, and holds a master’s degree in Business Administration from Harvard University Graduate School of Business. Prior to joining the Board, Mr. Wright occasionally performed consulting services for the Company, the last payments for which were made in 1999, two years before he joined the Board. Through his prior years of service on the Board and his experiences with Fall River Capital, LLC, Mr. Wright has many years of knowledge of the challenges and opportunities presented to both the Company and the Company’s industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers (as defined under the Exchange Act) and directors, and persons who beneficially own more than ten percent of a registered class of a company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Our officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to us and our understanding that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2010 all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were satisfied.

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

Director Recommendations

No changes have been made to the procedures by which security holders may recommend nominees to the Board since our definitive proxy statement for our 2010 annual meeting of shareholders, dated April 27, 2010.

Audit Committee

The Board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Michael W. Fipps (Chairman), Denise Dickins and Charles F. Wright. The Board has determined that (i) the audit committee’s current member composition satisfies the rules of NASDAQ that govern audit committee composition, including the requirement that audit committee members all be “independent directors” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2), and (ii) each of Mr. Fipps and Ms. Dickins are audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

We have, since the initial public offering of our predecessor company in 1997, worked hard to ensure that our executive compensation philosophy, culture and practices are reasonable, not excessive, and consistent with the interests of our shareholders. The Company believes that, over the years, total compensation for its executives has been competitive and that it has been able to acquire and retain through its compensation practices highly-qualified persons to compose its executive management team. The Company remains committed to the creation and implementation of executive compensation plans, programs and awards that strike a balance which effectively rewards and “incentivizes” performance, and attracts and retains valuable services, but which is not excessive or focused in a manner that is unrelated to enhancing the executive’s performance, does not motivate unreasonable risk-taking or is otherwise not in the best interests of the Company’s shareholders. We believe that striking this balance effectively is the best manner to enhance the Company’s value through our executive management team.

Compensation Committee and Compensation Committee Charter

The compensation committee was created by the Board to assist the Board in fulfilling its responsibilities relating to employee compensation/benefit/equity plans (such as our Incentive Stock Plan and Employee Stock Purchase Plan) generally, and all executive officer compensation plans, packages and programs (whether individual or collective). The compensation committee consists of three nonemployee, independent directors of the Board. The independence of these three directors meets the definition and requirements for that status of both the SEC, for publicly-traded companies, and The NASDAQ Global Select Market, for NASDAQ-listed companies. The three members of the compensation committee are currently Denise Dickins, Nathan D. Leight and Charles Wright, with Mr. Wright serving as Chairman. Ms. Dickins has been a member of the compensation committee since March 2009, Mr. Leight has been a member since his election to the Board in June 2009 and Mr. Wright has been a member since 2001. The compensation committee held four meetings and acted once by unanimous written consent in 2010 and held one meeting in the first quarter of 2011. We believe that it is important, in seeking to achieve the best overall results for the Company regarding its employee compensation plans and executive compensation plans and programs, that the compensation committee consist solely of nonemployee, independent directors, as defined by the SEC and NASDAQ, and meet and discuss relevant issues as often as reasonably required each year. All executive compensation is ultimately determined solely by the compensation committee or pursuant to written plans, procedures or authorizations formally adopted or recommended by it, except that compensation of the CEO, once approved and recommended by the compensation committee, must also be unanimously ratified by the Board.

The compensation committee operates under a written charter, which is reviewed each year and is available in the “Investor Relations” section of www.tradestation.com. The compensation committee charter sets forth the purpose of the committee, its responsibilities and duties regarding employee plan adoption and administration and executive officer compensation evaluation and determination, disclosure and reporting, use of outside advisers and other resources, and requirements regarding meetings and procedures. Responsibilities and duties of the committee for employee plans (such as the Company’s Incentive Stock Plan and Employee Stock Purchase Plan) include preparation, review and recommendation to the Board of plans and amendments, administration of the plans and, in consultation with the CEO, approval of formulaic and/or discretionary equity-based awards pursuant to equity compensation plans. With respect to executive officer compensation generally, responsibilities and duties include annual evaluation of the CEO, annual evaluation of all other executive officers with the expectation that the CEO will take primary responsibility for evaluating all other executive officers and reporting his opinions to the committee, determination and approval of all executive officer compensation, including perquisites and any special benefits, for the CEO (subject to ratification by the Board) and, in consultation with the CEO, for the other executive officers, establishment and review of performance objectives and Company goals related to executive compensation, and review and approval of executive officer employment, severance, change-in-control or similar agreements.

The charter also requires the committee to prepare annually a Compensation Committee Report on executive compensation that the rules of the SEC require be included in the Company’s Annual Report on Form 10-K and/or annual proxy statement. In addition, the committee has the responsibility to assist, as requested by the Company’s executive officers, with the preparation of any other disclosure of executive compensation required by the rules of the SEC to be included in the Company’s Annual Report on Form 10-K and/or proxy statement including, but not limited to, this compensation discussion and analysis. In connection with that responsibility, the committee is to review and discuss this discussion and analysis with the Company’s executive officers and, as appropriate, other senior management and, based on such review and discussion, determine whether to recommend to the Board that it be included in the Company’s Annual Report on Form 10-K and/or proxy statement. The committee is required to review the charter annually and recommend to the Board any modifications it deems appropriate.

General Compensation Philosophy

We believe that an experienced, high-quality senior management team is critical to our success. Our executive officers are not only experienced and highly-qualified in what they do, but most have been in a senior role with the Company for many years. The Company’s CEO, Salomon Sredni, has been part of senior management for over 14 years (including serving as President and Chief Operating Officer for over eight years before being promoted to CEO in February 2007), and our Chief Financial Officer, David Fleischman, has held that position for over 10 years. Our General Counsel, Marc Stone, has held that position, and served as our Vice President of Corporate Development and Secretary, for 14 years. T. Keith Black, who was promoted in February 2007 to the executive office of Vice President of Product Development of the Company’s technologies subsidiary, has been with us for over 11 years. William Cahill, who was promoted to President and Chief Operating Officer of TradeStation Securities in January 2009, has served as the Chief Operating Officer of TradeStation Securities for seven years. John Roberts, our Chief Operating Officer, joined to be our Chief Marketing Officer in July 2007 before being promoted to Chief Operating Officer in January 2009, and has over 30 years experience in marketing, most of it in the brokerage industry. Edward Codispoti, who was promoted from Corporate Controller and Vice President of Accounting to the executive position of Chief Accounting Officer, Corporate Controller and Vice President of Accounting in February 2010, joined the Company in September 2007 and has over 15 years of accounting experience. We believe this length of experience with the Company, and generally, enables the development of a deeper knowledge of our products, services, operations and business goals, fosters better teamwork and, we believe, produces higher-quality, more-efficient results.

Based on these beliefs and circumstances surrounding the Company’s executive management team, the compensation committee’s approach to executive compensation is to develop, offer and implement programs and packages that enable the Company to retain its executive management, create incentives for executive management to continue to perform at high levels and help produce positive overall results, and to attract highly-qualified new members to the executive management team if, as and when needed. Within this strategy, the compensation committee considers it essential to the vitality of the Company to maintain levels of compensation opportunity that are competitive with companies, as appropriate, in our industry and/or geographic region, taking into account relative market capitalizations and other relevant measurements when viewing the compensation approaches used, and overall amounts paid, by such other companies. Overall, the compensation committee’s goals with executive compensation are to maintain and enhance the Company’s value and to align each executive’s interests with those of the shareholders in a manner that is reasonable and appropriate in light of the executive’s roles and responsibilities within the Company.

The compensation committee has, historically, sought to meet these goals by offering most executives a combination of base salary, potential annual cash bonus compensation, and long-term incentive compensation in the form of stock options and, more recently, a combination of stock options and restricted stock awards. Annual cash bonuses and stock-based awards were, through 2007, generally discretionary, based upon a consideration of factors that included an evaluation of both individual and Company success and performance. Historically, through 2007, the committee determined the allocation of cash-based versus equity-based compensation based on recommendations received from the former Co-CEOs and current CEO, and discussion of those recommendations, as opposed to using any objective method, formula or criteria. In 2008, we moved towards a more formula-based approach to executive compensation. A more detailed discussion of those three compensation elements is set forth in separate sections below.

The compensation committee does not believe in, and has not ever authorized or ratified, perquisites of any material nature outside of health insurance, 401(k) plan contribution matching and similar benefits which are generally offered to all employees. For example, the Company does not provide executives with automobiles, chauffeurs, private planes, primary or other residences, country club memberships or similar perquisites, as both the compensation committee and Company senior management believe that such perquisites, at least in the context of the Company’s business, do not provide benefits that justify their costs. In determining final executive compensation for 2010 and formulating compensation plans for 2011, the compensation committee considered several factors in seeking to meet the compensation philosophy and goals outlined above and to seek growth of the Company’s business, revenues and net income.

The Company does not use benchmarks or use targeted parameters or targeted percentages of peer, industry or market executive compensation when determining the compensation paid to its own executives. However, the compensation committee is aware that as a relatively small, growth company, executive compensation has generally (and, the committee believes, properly) been below the median total compensation of the Company’s peer group or market segment in which it competes for business, which has consisted mostly of larger, more-established companies. The committee, in determining the compensation structure for both 2010 and 2011, has taken into account the Company’s current size, maturity and standing in its peer group or market (it remains small compared to nearly all of its publicly-traded competitors), the value of what remains of previously-issued, unexercised long-term compensation awards, and the requirement that began in 2006 to expense certain stock-based grants that previously were not required to be expensed. In addition, in determining the compensation structure for 2010, the committee considered a report prepared by Watson Wyatt Worldwide, whom the committee engaged in April 2008 as outside compensation consultants to review the competitive level and structure of the Company’s compensation program for the seven executives then comprising its senior management team (which included all of the current Named Executive Officers). Although, in 2010, the compensation committee increased the size of the equity grant awarded to the Company’s Chief Executive Officer based on the 2008 recommendations made by the consultants, the committee has not followed any of the consultants’ other recommendations to increase executive compensation (due, in large part, to recent and current economic conditions and recent Company performance compared to prior periods). However, the compensation committee did take into account that the consultants’ report showed that the compensation then being paid to the Company’s senior management was within an acceptable range, generally below the median, of the total compensation being paid to senior management at peer companies.

The Company’s policies and procedures regarding executive compensation and employee compensation plans that are described in this compensation discussion and analysis are summarized broadly in the compensation committee charter (which is summarized above and is available in the “Investor Relations” section of www.tradestation.com) and in more detail in a written policies and procedures document adopted by the compensation committee.

How Executive Performance is Evaluated for Compensation Purposes

As a general matter, in addition to Company earnings per share and other Company financial results, each executive’s performance is evaluated based upon his performance of responsibilities specific to his role(s) and position(s) with the Company. These more executive-specific evaluations are important in determining the portions of any awards that are discretionary, such as increases in base salary, and all or a portion of annual cash bonuses and long-term compensation opportunities.

In 2010, for Mr. Sredni, who as CEO and President of the Company had overall, general responsibility for setting our business goals and executing results, Company financial performance was the major factor evaluated.

Our other four Named Executive Officers, John Roberts, Chief Operating Officer, David Fleischman, Chief Financial Officer, Vice President of Finance and Treasurer, Marc Stone, General Counsel, Vice President of Corporate Development and Secretary, and T. Keith Black, Vice President of Product Development of our technology subsidiary, had very different roles and responsibilities. To the extent the award of any compensation component is based on subjective evaluation of individual performance, Mr. Roberts’ has been and will be evaluated, in large part, based upon his performance relating to the execution of the Company’s business goals, the exploration and analysis of strategic alternatives for the Company, and other growth opportunities. Mr. Fleischman’s individual performance has been and will be evaluated, in large part, based upon his performance relating to financial reporting, the effectiveness, evaluation and testing of internal controls, preparation of budgets and business outlooks, and otherwise as chief financial officer of the Company. Mr. Stone’s individual performance has been and will be evaluated, in large part, based upon his performance relating to securities law, broker-dealer, futures commission merchant and exchange member compliance in non-operational areas, oversight of policies and procedures for corporate governance, oversight of material third-party business relationships, all dispute resolution processes and regulatory inquiries and actions, and, as Vice President of Corporate Development, the exploration and analysis of potential acquisition and investments and other strategic partner relationships and alternatives for the Company, as well as important third-party transactions and relationships generally. Mr. Black’s individual performance has been and will be evaluated, in large part, based upon his overall management of our product development team, and the quality and timing of new product, service and enhancement releases.

Participation of Executives in Compensation Process

No executive has participated or participates directly in the process of determining compensation of executives except for Mr. Sredni as CEO. Pursuant to the compensation committee charter, the CEO assumes primary responsibility for evaluating the performance of the other executives and making a report and compensation recommendations to the committee. For 2010, Mr. Sredni also advised the committee of his recommendations regarding the types of compensation components that should be awarded, and how those awards should be determined and the respective amounts thereof, and what types of Company-wide compensation plans, such as annual stock option and/or restricted stock grants, should be implemented and what formulas or other criteria should be used to determine each award. With respect to written compensation plan and governance documents that directly or may indirectly affect compensation, such as the compensation committee charter, Incentive Stock Plan and Employee Stock Purchase Plan, compensation and related-party transaction policies and procedures, and analyses of peer group or other competitive market surveys or data, other executives may participate in the preparation of proposed documents or written analyses of relevant information for consideration by the committee.

Benchmarks – Peer Group and Market Comparisons for Total Compensation

Although the Company does not benchmark or use targeted parameters or targeted percentile ranges in determining the amount of compensation paid to its executives, the compensation committee considers it important to maintain levels of compensation opportunity that are competitive with its peer group. In April 2008, the compensation committee engaged Watson Wyatt Worldwide as outside compensation consultants to review the competitive level and structure of the Company’s compensation program for the seven executives then comprising its senior management team (which included all of the current Named Executive Officers). The consultants (i) assisted the Company in identifying an appropriate group of publicly held peer companies for top executive compensation benchmarking (the group ultimately consisted of Bankrate, Inc., BGC Partners, Inc., FactSet Research Systems Inc., Investools Inc., Investors Capital Holdings, Ltd., MarketAxess Holdings Inc., optionsXpress Holdings, Inc., Pension Worldwide, Inc. and Synchronoss Technologies, Inc.), (ii) assisted the Company in determining the most appropriate sources of published compensation data, (iii) benchmarked base salary, annual incentives, total cash compensation, long-term incentive value and total direct compensation of the top five executives using proxy compensation data from the peer group and survey data and, for the other two executives, using only survey data, and (iv) reviewed the overall structure of total direct compensation and suggested revisions to the level, relative emphasis and structure of the Company’s program, including the relative allocation of compensation components, the design, opportunity level and performance metrics used in the executive bonus plan and the types and levels of stock incentive awards made to the senior executives. Although, in 2010, the compensation committee increased the size of the equity grant awarded to the Company’s Chief Executive Officer based on the 2008 recommendations made by the consultants (and based on the consultants’ conclusion that the amount of the CEO’s equity based compensation was too low), the committee has not followed any of the consultants’ other recommendations to increase executive compensation (due, in large part, to recent and current economic conditions and Company performance compared to prior periods). However, the compensation committee has taken into account that the consultants’ report showed that the compensation then being paid to the Company’s senior management was within an acceptable range, generally below the median, of the total compensation being paid to senior management at peer companies.

Base Salaries

Base salary levels for the Company’s executive officers are designed to be consistent with competitive practice and level of responsibility. The compensation committee’s strategy in general is to provide a competitive salary for each executive officer with such salary increasing, if appropriate, based on overall individual performance of primary responsibilities, the Company’s operating results and overall financial performance, increases or other changes in responsibility (if applicable), tenure with the Company, overall years of experience and competitive markets.

For both 2009 and 2010, based upon market conditions, the general economic climate, and Company performance compared to prior periods, Mr. Sredni recommended, and the committee approved, no increase in base salary for any Named Executive Officer. For 2011, Mr. Sredni again recommended, and the committee approved, no increase in base salary for any Named Executive Officer; although that recommendation and approval were made subject to reconsidering base salary increases on or about June 30, 2011. Currently, Messrs. Sredni, Roberts, Fleischman, Stone and Black have 2011 base salaries of $515,000, $309,000, $288,400, $288,400 and $272,950, respectively, which are the same as what their respective base salaries were in 2008, 2009 and 2010.

Annual Bonus Compensation

Annual Bonus Compensation in 2008

For 2008, the compensation committee adopted, after taking into consideration Mr. Sredni’s ideas and proposals, and a report by Mr. Sredni to the compensation committee concerning informal input he had received from two compensation consultants with whom he had spoken at the compensation committee’s request, the following executive cash bonus compensation plan:

For all “Section 16” officers (which, for 2008, included all current Named Executive Officers) other than the Chief Executive Officer, 80% of the potential cash bonus was based on the Company’s 2008 financial performance (using thresholds of “acceptable,” “very good” and “exceptional”), and 20% was discretionary, based upon the Chief Executive Officer’s subjective evaluation of each officer’s individual 2008 performance (also as “acceptable,” “very good” or “exceptional”). For the CEO, 100% of the potential cash bonus was based on the Company’s 2008 financial performance (also using thresholds of “acceptable,” “very good” and “exceptional”). The plan provided that no Company-performance-based or discretionary bonus would be paid to an executive if both 2008 Company and individual performance were deemed no more than “acceptable,” set a target of 30% of the officer’s 2008 base salary if 2008 Company and individual performance were both deemed to be at least “very good,” and set an amount equal to 150% of that target (or 45% of the officer’s 2008 base salary) if both 2008 Company and individual performance were deemed “exceptional.” The officer could earn a percentage of the target, on a prorated basis, if the Company’s performance was between the “acceptable” and “very good” levels, and, if the target was exceeded, could earn a percentage of the “exceptional” amount, on a prorated basis, if the Company’s performance was between “very good” and “exceptional.”

The financial performance measurements used to determine 100% of the potential bonus of the CEO and 80% of the potential bonus of the other officers (the “2008 Formula Bonus”) were the same for all officers, including the CEO. Two separate 2008 financial performance measurements were used to determine the 2008 Formula Bonus, each was considered independently and each accounted, separately, for up to half the amount (if any) of the 2008 Formula Bonus. The two 2008 financial performance measurements were (i) the percentage, if any, by which the Company’s 2008 brokerage commissions and fees (the largest component of the Company’s net revenues) exceeded 2007 brokerage commissions and fees, with a 25% increase deemed “acceptable,” a 30% increase deemed “very good,” and a 35% increase deemed “exceptional,” and (ii) the Company’s 2008 earnings per share (diluted), with 72 cents deemed “acceptable,” 78 cents deemed “very good,” and 90 cents deemed “exceptional.” Also, in determining earnings per share (diluted) for this purpose, adjustments were made, as necessary, to remove the effects of the decreases in the federal funds target rate of interest (which directly affected the interest income component of the Company’s net revenues) that were different than the interest rate assumptions the Company used and disclosed in its 2008 full year Business Outlook, which was published in the Company’s February 19, 2008 earnings press release and a Current Report on Form 8-K filed with the Securities and Exchange Commission on that date. No other adjustments were made in calculating earnings per share (diluted) for this purpose. After the audit of the 2008 financial statements was completed, it was determined that the Company’s 2008 brokerage commissions and fees exceeded 2007 brokerage commissions and fees by 29% and the Company’s earnings per share (diluted) was $0.80 (after making the aforementioned adjustments).

With respect to officers other than the CEO (to which the following statement is not applicable), qualifying for the 2008 Formula Bonus in whole or in part did not entitle any officer to any part of the discretionary portion of the bonus, and failure to qualify for any part of the 2008 Formula Bonus did not preclude any officer from receiving the maximum or any part of the discretionary portion. With respect to the discretionary portion, the plan provided that the CEO would, as mentioned above, classify, based on his subjective evaluation, 2008 performance of each officer as meeting one of three levels: “acceptable,” “very good,” or “exceptional.” No discretionary portion was to be earned by any officer whose performance was classified as “acceptable,” an amount equal to 6% (i.e., 30% of 20%) of the officer’s 2008 base salary was to be paid if the officer’s 2008 performance was classified as “very good,” and 9% (i.e., 45% of 20%) of the officer’s 2008 base salary was to be paid if the officer’s 2008 performance was classified as “exceptional.” The CEO’s subjective evaluations and recommendations regarding the other officers’ discretionary portion of the bonus were presented to the compensation committee for final approval. In combining the 2008 Formula Bonus and the discretionary portion, the maximum amount of any cash bonus that could be earned under the plan was 45% of the officer’s 2008 base salary.

The compensation committee retained some discretion under the plan. Utilizing that discretion, the compensation committee approved a suggestion from the CEO at the time that bonus amounts were being finalized that, rather than calculating the discretionary portion of the bonus utilizing the 0%, 6% and 9% thresholds discussed above, it would be more appropriate to propose a different, specific amount for each officer that was not tied to one of those three percentage options but was still within the 0% to 9% range. The amounts of the discretionary portion of the bonus utilizing this non-formulaic approach were subjective but did not differ materially from the amounts that would have been paid had the formula been utilized.

Annual Bonus Compensation in 2009

For 2009, the executive cash bonus compensation plan was the same as the plan described above for 2008 except that the formulaic portion of the bonus was calculated as follows: The financial performance measurements used to determine 100% of the potential bonus of the Chief Executive Officer and 80% of the potential bonus of the other officers (the “2009 Formula Bonus”) were the same for all officers, including the Chief Executive Officer. Two separate 2009 financial performance measurements were used to determine the 2009 Formula Bonus, each was considered independently and each accounted, separately, for a different percentage (if any) of the 2009 Formula Bonus. The two 2009 financial performance measurements were (i) the Company’s 2009 brokerage commissions and fees (the largest component of the Company’s net revenues), which accounted for up to 40.0% of the 2009 Formula Bonus (and total bonus, since there was no discretionary portion) for the Chief Executive Officer and up to 37.5% of the 2009 Formula Bonus (30% of the total bonus) for the other officers, with brokerage commissions and fees of $143,160,000 deemed “acceptable,” brokerage commissions and fees of $157,366,000 deemed “very good,” and brokerage commissions and fees of $188,839,200 deemed “exceptional,” and (ii) the Company’s 2009 earnings per share (diluted), which accounted for up to 60.0% of the 2009 Formula Bonus (and total bonus, since there was no discretionary portion) for the Chief Executive Officer and up to 62.5% of the 2009 Formula Bonus (50% of the total bonus) for the other officers, with 54 cents deemed “acceptable,” 59 cents deemed “very good,” and 65 cents deemed “exceptional.” Also, earnings per share (diluted) targets were adjusted to reflect the actual effects of any increase or decrease in the Company’s actual net interest income for 2009 to the extent actual net interest income would have been different if the interest rate assumptions used in the Company’s final 2009 target budget (an internal, non-public document approved by the Board of Directors in December 2008) proved to be accurate throughout the 2009 year. No other adjustments were made in determining earnings per share (diluted) targets or in calculating earnings per share (diluted) for this purpose.

The changes made in determining the 2009 Formula Bonus were due largely to the unusual and extremely volatile market conditions experienced during the second half of 2008 and the reduction of applicable interest rates to close to zero. In 2008, the Company earned record brokerage commissions and fees due, in large part, we believed, to that unusually volatile market (the more volatile the markets, the more our customers trade and generate brokerage commissions and fees). Market volatility is outside of management’s control. Accordingly, the CEO determined that instead of setting percentage thresholds by which 2009 brokerage commissions and fees had to exceed actual 2008 brokerage commissions and fees, it would be more realistic to set dollar thresholds that reflected what the Company’s performance and growth goals, based on reasonably aggressive assumptions, should be without taking into account the unusual market events of 2008. The decrease in the earnings per share thresholds reflect the fact that the Company expected its net interest income to be significantly lower in 2009 than it was in 2008 due to the fact that the federal funds target rate of interest was reduced several times during the course of 2008 and was close to 0% in 2009. However, these earnings per share thresholds were significantly higher than the estimates published in our 2009 Business Outlook in order to highly incentivize the officers (however, the compensation committee attempted to ensure that the thresholds were not unattainable, which could have had the effective of demoralizing the officers).

The financial performance measurements for the 2009 Formula Bonus were not achieved; accordingly no payments were made under the 2009 Formula Bonus. With respect to the discretionary portion of the bonus payable to officers other than the CEO, the compensation committee retained some discretion under the plan. Utilizing that discretion, the compensation committee approved a suggestion from the CEO at the time that bonus amounts were being finalized that, rather than calculating the discretionary portion of the bonus utilizing the 0%, 6% and 9% thresholds discussed above, it would be more appropriate to propose a different, specific amount for each officer that was not tied to one of those three percentage options but was still within the 0% to 9% range. The amounts of the discretionary portion of the bonus utilizing this non-formulaic approach were subjective but did not differ materially from the amounts that would have been paid had the formula been utilized.

Annual Bonus Compensation in 2010

For 2010, the executive cash bonus compensation plan continued to follow a formulaic structure as follows:

For all Named Executive Officers other than the Chief Executive Officer, 80% of the potential cash bonus was to be based on 2010 financial performance as described below (with thresholds of “acceptable,” “very good” and “exceptional”), and 20% was discretionary, based upon the Chief Executive Officer’s subjective evaluation of each officer’s individual 2010 performance. The plan provided no Company-performance-based bonus if 2010 Company performance was deemed no more than “acceptable,” set a target of 32% of the officer’s 2010 base salary if 2010 Company performance was deemed to be at least “very good,” and set an amount that is 150% of that target (or 48% of the officer’s 2010 base salary) if 2010 Company performance was deemed “exceptional.” With respect to Company performance measurements, the officer could have earned a percentage of the target, on a prorated basis, if the Company’s performance was between the “acceptable” and “very good” levels, and, if the “very good” target was exceeded, could have earned a percentage of the “exceptional” amount, on a prorated basis, if the Company’s performance was between “very good” and “exceptional.” The subjective discretionary portion could have been any amount up to 8% of the officer’s 2010 base salary, or higher than 8%, up to 12%, if Company performance under one or both of the 2010 Formula Bonus (as defined below) categories was at least “very good.”

For the Chief Executive Officer, 100% of the potential cash bonus was based on Company 2010 financial performance. The plan provided no Company-performance-based bonus if 2010 Company performance was deemed no more than “acceptable.” The bonus set a target of 50% of the Chief Executive Officer’s 2010 base salary if 2010 Company performance was deemed to be at least “very good,” and set an amount that is 150% of that target (or 75% of the Chief Executive Officer’s 2010 base salary) if 2010 Company performance was deemed exceptional. With respect to Company performance measurements, the Chief Executive Officer could have earned a percentage of the target, on a prorated basis, if the Company’s performance was between the “acceptable” and “very good” levels, and, if the “very good” target was exceeded, could have earned a percentage of the “exceptional” amount, on a prorated basis, if the Company’s performance was between “very good” and “exceptional.”

The financial performance measurements that were used to determine 100% of the potential bonus of the Chief Executive Officer and 80% of the potential bonus of the other Named Executive Officers (the “2010 Formula Bonus”) were the same for all Named Executive Officers, including the Chief Executive Officer. Two separate 2010 financial performance measurements were used to determine the 2010 Formula Bonus (if any), which were considered independently and each accounted, separately, for one-half of the 2010 Formula Bonus. The two 2010 financial performance measurements were (i) the Company’s 2010 net revenues, which accounted for up to 50.0% of the 2010 Formula Bonus (40.0% of the total bonus for Named Executive Officers other than the Chief Executive Officer and 50.0% of the total bonus for the Chief Executive Officer), with net revenues of $150,000,000 deemed “acceptable,” net revenues of $165,500,000 deemed “very good,” and net revenues of $190,000,000 deemed “exceptional,” and (ii) the Company’s 2010 earnings per share (diluted), which accounted for up to 50.0% of the 2010 Formula Bonus (40.0% of the total bonus for Named Executive Officers other than the Chief Executive Officer and 50.0% of the total bonus for the Chief Executive Officer), with 42 cents deemed “acceptable,” 46 cents deemed “very good,” and 53 cents deemed “exceptional.” The compensation committee decided to change the first performance measurement from brokerage commissions and fees (which was the measurement utilized in 2009) to net revenues because the compensation committee believed that it was more appropriate to use a broader measure of financial performance that did not exclude any major revenue components.

With respect to Named Executive Officers other than the Chief Executive Officer (to which the following statement does not apply), qualifying for the 2010 Formula Bonus in whole or in part did not entitle any officer to any part of the discretionary portion of the bonus, and failure to qualify for any part of the 2010 Formula Bonus did not preclude any officer from receiving the maximum or any part of the discretionary portion. In combining the 2010 Formula Bonus and the discretionary portion, the maximum amount of any cash bonus that could have been earned under the plan for the Named Executive Officers other than the Chief Executive Officer was 60% of the officer’s 2010 base salary. For the Chief Executive Officer, whose bonus had no discretionary portion, the maximum amount of any cash bonus that could have been earned under the plan (all from the 2010 Formula Bonus) was 75% of the Chief Executive Officer’s 2010 base salary.

The financial performance measurements for the 2010 Formula Bonus were not achieved; accordingly, no payments were made under the 2010 Formula Bonus. With respect to the discretionary portion of the bonus payable to officers other than the CEO, the CEO recommended, and the compensation committee decided, to pay no discretionary bonuses due to the Company’s generally lower results of operations for the fiscal year ended December 31, 2010 as compared to prior years.

Annual Bonus Compensation in 2011

For 2011, the executive cash bonus compensation plan will be the same as the plan described above for 2010, except that (i) the amounts of the bonuses payable, if any, will be based upon a percentage of the officers’ respective base salaries as of December 31, 2011 (which, as discussed above, under “Base Salaries,” takes into account that possible base salary increases for 2011 will be reconsidered on or about June 30, 2011), and (ii) the financial performance measurements that will be used to determine 100% of the potential bonus of the Chief Executive Officer and 80% of the potential bonus of the other Named Executive Officers (the “2011 Formula Bonus”) will be calculated as follows: Two separate 2011 financial performance measurements will be used to determine the 2011 Formula Bonus (if any), which will be considered independently and will each account, separately, for one-half of the 2011 Formula Bonus. The two 2011 financial performance measurements are (1) the Company’s 2011 net revenues, which accounts for up to 50.0% of the 2011 Formula Bonus (40.0% of the total bonus for executive officers other than the Chief Executive Officer and 50.0% of the total bonus for the Chief Executive Officer), with net revenues of $138,000,000 deemed “acceptable,” net revenues of $149,497,000 deemed “very good,” and net revenues of $170,000,000 deemed “exceptional,” and (2) the Company’s 2011 earnings per share (diluted), which accounts for up to 50.0% of the 2011 Formula Bonus (40.0% of the total bonus for executive officers other than the Chief Executive Officer and 50.0% of the total bonus for the Chief Executive Officer), with 18 cents deemed “acceptable,” 27 cents deemed “very good,” and 30 cents deemed “exceptional.” In all computations, mark-to-market gains or losses on investments and any related tax effect will be excluded (with no other adjustments) because we believe those gains and losses are not relevant to the financial performance of the Company’s core business. With the changes made to the financial performance measures for determining the 2011 Formula Bonus, the compensation committee sought to provide a strong incentive for officers to increase performance, while balancing the need to ensure that the thresholds are not unattainable (in order not to have a demoralizing effect) in light of the estimates published in our 2011 Business Outlook and continuing adverse economic conditions.

Long-Term Incentive Compensation

The compensation committee believes that the use of equity-based, long-term compensation plans directly links executive officers’ interests to enhancing the Company’s value and increases the likelihood the Company will retain the executive’s services. Since the Company’s initial public offering in 1997, stock options, and, more recently, restricted stock awards, have been an integral part of the Company’s executive compensation program in order to align the interests of the executive officers with the interests of the Company’s shareholders and help ensure retention of the executive’s services. Stock option compensation is intended to bear a direct relationship to corporate performance in that, over the long term, share price appreciation depends, theoretically, upon corporate performance, and without share price appreciation the stock options are of no value to the option holder. Restricted stock awards, which are the issuance to the executive of Company shares of common stock full rights to which, like stock options, vest over time with the unvested portions reverting to the Company when the executive leaves his or her employment, also aligns the executive’s interests with those of the shareholders and increases the likelihood that the executive will be motivated to remain with the Company to achieve additional vesting, as those shares, once vested, have value even if the stock price does not increase or decreases.

Beginning in 2007, restricted stock awards and stock option grants have been generally provided to executive officers as a part of their initial compensation package upon becoming an employee of the Company, and/or upon being promoted, at levels commensurate with their experience and responsibility. In addition, beginning in 2007, both restricted stock awards and stock options are considered at least annually by the compensation committee for almost all executive officers as part of Company-wide grants (the Company’s policies and procedures with respect to stock-based grants is discussed in a separate section below).

The Company awarded stock options pursuant to its Incentive Stock Plan to Named Executive Officers in February 2011 (for 2010 performance), February 2010 (for 2009 performance), January 2009 (for 2008 performance) and January 2008 (for 2007 performance), as described in “Executive Compensation Tables –2010 SUMMARY COMPENSATION TABLE” and “2010 GRANTS OF PLAN-BASED AWARDS” and the narrative accompanying those tables.

In 2008, in furtherance of the objectives articulated in the preceding paragraphs, the committee approved a formulaic plan for the grant to executives of annual equity-based awards as follows: Each executive’s 2008 grant, including the Chief Executive Officer’s, was, in total, of a value equal to 90% of the executive’s 2008 base salary, with 60% of that value in the form of a restricted stock award and 40% of that value in the form of stock options. The date of grant, as set forth in the committee’s then-current written compensation policies and procedures, was the third Friday in January (January 18, in 2008) and, pursuant to our Incentive Stock Plan, the number of shares covered by each award was determined by the closing price of our common stock on that third Friday in January (January 18), which was $11.42. The restricted stock awards were determined by dividing 54% (60% of 90%) of the executives’ respective 2008 base salaries ($278,100, $166,860, $155,736, $155,736 and $147,393 for Messrs. Sredni, Roberts, Fleischman, Stone and Black, respectively), by $11.42, resulting in restricted stock grants to Messrs. Sredni, Roberts, Fleischman, Stone and Black of 24,352, 14,611, 13,637, 13,637 and 12,906, respectively. All of these restricted stock grants vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary of the date of grant and include 100% vesting acceleration upon death, disability, retirement and change in control of the Company. If an officer’s employment terminates prior to full vesting (other than by termination by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested restricted shares for no consideration. The stock option grants created the right to purchase a number of shares of common stock of the Company equal to 36% (40% of 90%) of the executives’ respective 2008 base salaries ($185,400 for Mr. Sredni, $111,240 for Mr. Roberts, $103,824 for Mr. Fleischman and Mr. Stone, and $98,262 for Mr. Black), divided by 63% of the $11.42 closing price of the Company’s common stock on January 18 (which, pursuant to the Company’s historical estimates, approximated an estimated fair value of the options over their estimated lives equal to those respective dollar amounts), resulting in stock option grants to Messrs. Sredni, Roberts, Fleischman, Stone and Black covering 25,769, 15,461, 14,430, 14,430 and 13,657 shares, respectively. All of these stock options were issued pursuant to the Company’s Incentive Stock Plan at exercise prices equal to the closing price of the Company’s common stock on January 18 ($11.42), will vest 20% on each anniversary of the date of grant (with 100% acceleration of vesting upon death, disability and, generally speaking, change in control of the Company), and will expire ten years from the date of grant.

In 2009, the committee utilized the same formulaic plan for the grant to executive officers of equity-based awards. Since the base salaries of the executive officers were not increased in 2009, the dollar value of both the restricted stock grants and the options grants were the same as the 2008 grants. The date of grant, as set forth in the committee’s then-current written compensation policies and procedures, was the third Friday in January (January 16, in 2009) and, pursuant to our Incentive Stock Plan, the number of shares covered by each award was determined by the closing price of our common stock on that third Friday in January (January 16), which was $5.77. The restricted stock awards were determined by dividing 54% (60% of 90%) of the executives’ respective 2009 base salaries ($278,100, $166,860, $155,736, $155,736 and $147,393 for Messrs. Sredni, Roberts, Fleischman, Stone and Black, respectively), by $5.77, resulting in restricted stock grants to Messrs. Sredni, Roberts, Fleischman, Stone and Black of 48,197, 28,918, 26,990, 26,990 and 25,544, respectively. All of these restricted stock grants vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary of the date of grant and include 100% vesting acceleration upon death, disability, retirement and change in control of the Company. If an officer’s employment terminates prior to full vesting (other than by termination by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested restricted shares for no consideration. The stock option grants created the right to purchase a number of shares of common stock of the Company equal to 36% (40% of 90%) of the executives’ respective 2009 base salaries ($185,400 for Mr. Sredni, $111,240 for Mr. Roberts, $103,824 for Mr. Fleischman and Mr. Stone, and $98,262 for Mr. Black), divided by 61% of the $5.77 closing price of the Company’s common stock on January 16 (which, pursuant to the Company’s historical estimates, approximated an estimated fair value of the options over their estimated lives equal to those respective dollar amounts), resulting in stock option grants to Messrs. Sredni, Roberts, Fleischman, Stone and Black covering 52,674, 31,604, 29,497, 29,497 and 27,917 shares, respectively. All of these stock options were issued pursuant to the Company’s Incentive Stock Plan at exercise prices equal to the closing price of the Company’s common stock on January 16 ($5.77), will vest 20% on each anniversary of the date of grant (with 100% acceleration of vesting upon death, disability and, generally speaking, change in control of the Company), and will expire ten years from the date of grant.

In 2010, in response to recommendations made by Watson Wyatt Worldwide, whom the committee engaged in April 2008 as outside compensation consultants to review the competitive level and structure of the Company’s compensation program, the committee changed the formulaic plan for the grant to the Chief Executive Officer as follows: The grant to the Chief Executive Officer was, in total, of a value equal to 175% of the Chief Executive Officer’s 2010 base salary, with 60% of that value in the form of a restricted stock award and 40% of that value in the form of stock options. For executives other than the Chief Executive Officer, the committee utilized the same formulaic plan used in 2009 and 2008 for the grant of equity-based awards. Since the base salaries of the Named Executive Officers were again not increased in 2010, the dollar value of both the restricted stock grants and the options grants for the Named Executive Officers other than the Chief Executive Officer were the same as the 2009 and 2008 grants. The date of grant, as set forth in the committee’s revised written compensation policies and procedures, was the third trading day following the date of release of the Company’s fourth quarter financial results for 2009 (February 16, 2010) and, pursuant to our Incentive Stock Plan, the number of shares covered by each award was determined by the closing price of our common stock on that day (February 16, 2010), which was $6.41. For the Chief Executive Officer, the restricted stock grant was determined by dividing 105% (60% of 175%) of the Chief Executive Officer’s 2010 base salary ($540,750), by $6.41, resulting in a restricted stock grant to Mr. Sredni of 84,360 shares. The restricted stock awards for the other Named Executive Officers were determined by dividing 54% (60% of 90%) of the executives’ respective 2010 base salaries ($166,860, $155,736, $155,736 and $147,393 for Messrs. Roberts, Fleischman, Stone and Black, respectively), by $6.41, resulting in restricted stock grants to Messrs. Roberts, Fleischman, Stone and Black of 26,031, 24,296, 24,296 and 22,994, respectively. All of these restricted stock grants vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary of the date of grant and include 100% vesting acceleration upon death, disability, retirement and change in control of the Company. If an officer’s employment terminates prior to full vesting (other than by termination by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested restricted shares for no consideration. The stock option grant to Mr. Sredni created the right to purchase a number of shares of common stock of the Company equal to 70% (40% of 175%) of Mr. Sredni’s 2010 base salary ($360,500), divided by 59% of the $6.41 closing price of the Company’s common stock on February 16, 2010 (which, pursuant to the Company’s historical estimates, approximated an estimated fair value of the options over their estimated lives equal to those respective dollar amounts), resulting in stock option grants to Mr. Sredni covering 95,322 shares. For the other Named Executive Officers, the stock option grants created the right to purchase a number of shares of common stock of the Company equal to 36% (40% of 90%) of the executives’ respective 2010 base salaries ($111,240 for Mr. Roberts, $103,824 for Mr. Fleischman and Mr. Stone, and $98,262 for Mr. Black), divided by 59% of the $6.41 closing price of the Company’s common stock on February 16, 2010, resulting in stock option grants to Messrs. Roberts, Fleischman, Stone and Black covering 29,414, 27,453, 27,453 and 25,982 shares, respectively. All of these stock options were issued pursuant to the Company’s Incentive Stock Plan at exercise prices equal to the closing price of the Company’s common stock on February 16, 2010 ($6.41), will vest 20% on each anniversary of the date of grant (with 100% acceleration of vesting upon death, disability and, generally speaking, change in control of the Company), and will expire ten years from the date of grant.

In 2011, the compensation committee approved a reduced amount of equity-based awards due to the Company’s generally lower results of operations for the fiscal year ended December 31, 2010 as compared to prior years, but, similar to recent prior years, utilized a formulaic plan as follows: Each executive’s 2011 grant, including the Chief Executive Officer’s, was, in total, of a value equal to 50% of the executive’s 2011 base salary as of the date of grant, with 60% of that value in the form of a restricted stock award and 40% of that value in the form of stock options. The date of grant, as set forth in the committee’s written compensation policies and procedures, was the third trading day following the date of release of the Company’s fourth quarter financial results for 2010 (February 15, 2011, counting the date of release as the first trading day) and, pursuant to our Incentive Stock Plan, the number of shares covered by each award was determined by the closing price of our common stock on that day (February 15, 2011), which was $7.11. The restricted stock awards were determined by dividing 30% (60% of 50%) of the executives’ respective 2011 base salaries as of the date of grant ($154,500, $92,700, $86,520, $86,520 and $81,885 for Messrs. Sredni, Roberts, Fleischman, Stone and

Black, respectively), by $7.11, resulting in restricted stock grants to Messrs. Sredni, Roberts, Fleischman, Stone and Black of 21,730, 13,038, 12,169, 12,169 and 11,517, respectively. All of these restricted stock grants vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary of the date of grant and include 100% vesting acceleration upon death, disability, retirement and change in control of the Company. If an officer’s employment terminates prior to full vesting (other than by termination by reason of death or disability), he will automatically forfeit, and the Company will reacquire, the unvested restricted shares for no consideration. The stock option grants created the right to purchase a number of shares of common stock of the Company equal to 20% (40% of 50%) of the executives’ respective 2011 base salaries as of the date of grant ($103,000 for Mr. Sredni, $61,800 for Mr. Roberts, $57,680 for each of Mr. Fleischman and Mr. Stone, and $54,590 for Mr. Black), divided by 59% of the $7.11 closing price of the Company’s common stock on February 15 (which, pursuant to the Company’s recent historical estimates, approximated an estimated fair value of the options over their estimated lives equal to those respective dollar amounts), resulting in stock option grants to Messrs. Sredni, Roberts, Fleischman, Stone and Black covering 24,554, 14,732, 13,750, 13,750 and 13,013 shares, respectively. All of these stock options were issued pursuant to the Company’s Incentive Stock Plan at exercise prices equal to the closing price of the Company’s common stock on February 15, 2011 ($7.11), will vest 20% on each anniversary of the date of grant (with 100% acceleration of vesting upon death, disability or, generally speaking, change in control of the Company), and will expire ten years from the date of grant.

With respect to our executive officers, we believe that the value of outstanding vested and unvested stock options and restricted stock awards creates adequate long-term performance incentives and a meaningful stake in our business so that their interests are aligned, to a reasonable extent, with the interests of the Company’s shareholders.

Employment Agreements

Generally, the Company does not favor committing to a fixed term of employment (and the typically-related severance obligation if the Company decides to terminate the employment before the fixed term) for any of its executives, or any other senior officers of the Company. Exceptions are usually considered in connection with merger or other business acquisitions by the Company, where committing to a fixed term (with a severance obligation) with certain executives of the acquiree is customary or otherwise reasonably required to ensure transition and employee morale of the acquired company. We believe we need to evaluate this philosophy about fixed-term employment agreements on a periodic basis in light of market factors and other facts and circumstances that appear or develop over time. We do currently use three types of written agreements relating to employment of executives: (1) “management continuity agreements” (which may also be described as change-in-control agreements), discussed below, which apply currently to two executives; (2) “agreements regarding employment” (which contain restrictive covenants and agreements relating to confidential information and non-competition), discussed below, which all Company employees, including executives, are required to sign as a condition to employment; and (3) standard corporate indemnity agreements, which are offered, in the same form and content, to all executive officers and directors.

Management Continuity Agreements (Change-in-Control Agreements)

In December 2005, the Company entered into a management continuity agreement with two of its current executive officers – David Fleischman and Marc Stone. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, in an amount equal to up to two years of the executive’s annual cash compensation and health insurance premiums (currently, in the aggregate for Mr. Fleischman and Mr. Stone, approximately $1.0 million, which represents approximately $513,000 for Mr. Fleischman and approximately $513,000 for Mr. Stone). The severance payments are to be made following the change in control provided that the executive continues his employment for the 90-day period following the change in control and is not, prior to the end of such 90-day period, terminated for cause and does not resign without good reason (as those terms are discussed in more detail in the agreements). The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, and do not provide for severance payments unless the Company undergoes a change in control. The compensation committee’s rationale for providing these agreements to these executives is that it believes them to be in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of these executives through the transition period, should there be a change in control, and that it is imperative to diminish the distraction of these executives by virtue of the personal uncertainties that would arise should there be a change in control (as the positions held by these executives are often, if not typically, considered redundant after a change in control). Overall, the committee has determined that these management continuity agreements are consistent with the types of agreements offered by other companies and are important retention tools for these executives.

Agreements Regarding Employment (Non-Disclosure/Non-Solicitation/Non-Competition)

Virtually all employees, including all executive officers, have entered into agreements with the Company which contain certain non-competition, non-disclosure and non-solicitation restrictions and covenants, including a provision prohibiting such employees from competing with the Company during their employment with us and for a period of two years thereafter. If, after leaving the Company’s employ, any employee is presented with an offer of employment or other opportunity that is competitive with the Company’s business prior to the end of the two-year non-compete period, and the Company exercises its contractual right not to waive the non-compete restriction, the Company is required to pay the employee an amount equal to one-half the employee’s cash compensation over the remainder of the two-year period as additional, specific consideration for the non-compete. The Company believes it is important to the protection of its intellectual property and confidential information and know-how that each employee, including each executive, sign this agreement as a condition to employment, and that the payment for the non-compete is both fair in those circumstances and, in our view, supports the enforceability of the non-compete. The Company believes that its non-compete agreement is consistent with those implemented by companies that have products or services focused on valuable, proprietary software technology.

Stock Option Grants, Restricted Stock Awards and Performance Share Awards

Pursuant to our Incentive Stock Plan, officers, employees and non-employee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units. Until 2010, stock options (granted beginning in 1996) and restricted stock awards (granted beginning in 2007) were the only types of awards that have ever been issued under the plan. Beginning in February 2010, the Company began awarding performance shares to its employees. As of December 31, 2010, 5,714,314 shares have been issued pursuant to options exercised under the plan, 825,699 shares have been issued pursuant to restricted stock awards under the plan (net of restricted stock awards that have been issued under the plan and subsequently cancelled), options to purchase 2,664,669 shares were outstanding under the plan, 144,433 performance shares were outstanding under the plan, and 2,650,885 shares remained available for issuance of future awards under the plan.

As described earlier, this plan is administered by the compensation committee, which is authorized to determine, among other things, the employees to whom, and the times at which, options, restricted stock, performance shares and other awards are to be granted, the number of shares subject to each option, restricted stock or performance share award, the applicable vesting schedule, and, for options, the exercise price (provided that, for incentive stock options, the exercise price shall not be less than 100% of the fair market value of the common stock on the date of grant). Fair market value is defined as the closing price on the date of grant or the closing price on the next trading day if the Company’s common stock was not traded on the date of grant. The committee also determines the treatment to be afforded with respect to awards held by a participant in the plan in the event of termination of employment for any reason, including death, disability or retirement, or if there is a change in control. All restricted stock awards granted to Messrs. Sredni, Roberts, Fleischman, Stone and Black vest automatically upon retirement (except with respect to 152,439 shares granted to Mr. Sredni on February 20, 2007 and 9,868 shares granted to Mr. Roberts on July 24, 2007), and all outstanding options and restricted stock awards granted to Messrs. Sredni, Roberts, Fleischman, Stone and Black vest automatically upon death, disability or a change in control (except that Mr. Black’s options vest in the circumstance of a change in control only if he is terminated without cause within one year following the change in control). For all other employees, accelerated vesting of all unvested options and performance shares will occur if the Company undergoes a change in control and the optionee’s employment is terminated by the Company (or its successor) without cause within one year following the change in control. Under the plan, the maximum term of an incentive stock option is ten years and the maximum term of a nonqualified stock option is fifteen years. Also, subject to the acceleration provisions described above, under the plan performance shares cannot vest before the three-year anniversary of the date of grant. With respect to restricted stock awards, subject to a limited exception, no vesting (other than the accelerated vesting described above) may occur until at least the third anniversary of the date of grant if vesting is not based on a performance formula.

The compensation committee may delegate to the CEO the authority to grant options or performance shares under the Incentive Stock Plan to employees (other than officers) of the Company identified by the CEO. No such authority is currently delegated to the CEO, and there is no plan to delegate such authority at any later date. The Board has the power to amend the Incentive Stock Plan from time to time. Shareholder approval of a material amendment is generally required.

Pursuant to the Company’s written compensation policies and procedures, which formalize many of the practices that have been used by the Company over the years, stock-based grants may be made within one of the following six categories: (1) Company-wide annual grants to reward performance for the year ended and to create additional performance incentive for future years; (2) the hiring of a senior, professional or similar type of employee (such as an officer, department head or experienced product development employee); (3) a promotion to a senior position that would normally receive options upon hiring; (4) to key executives and other employees of another company in connection with the acquisition by us of such other company; (5) to a consultant who or which will provide special or follow-up services to the Company as part of a larger transaction involving that consultant or that consultant’s affiliate(s), or to consultants engaged from time to time to perform valuable services to the Company; and (6) special circumstances, meaning a grant that does not fall into any of the five categories described above, but which the compensation committee determines would be in the best interests of the Company.

Annual grants, beginning with the annual grant that followed the end of the 2006 year, were granted on the third Friday of the January immediately following the year end. Beginning in 2010, annual grants are granted on the third trading day following the date of release of the Company’s fourth quarter financial results for the prior year. Hiring and promotion grants, or grants to consultants not made as part of a larger transaction, are to be made on the date of hire or promotion, or engagement, if the grant has been approved by the compensation committee prior to the hire, promotion or engagement date. If compensation committee approval has not been obtained on or prior to the hire, promotion or engagement date, the grant will be submitted to the compensation committee for approval at a meeting held the same day as the Board and audit committee meetings which are generally held one or two days prior to the Company’s quarterly earnings release (and which, generally, are all scheduled the prior year). Grants made in connection with an acquisition or other transaction are to be made the date of closing or other consummation of the acquisition or transaction (unless the terms of the acquisition or other transaction specify a later date). All of the foregoing grants are considered by the Company to be “predetermined date grants,” as certain fixed and objective dates or events are determined, in advance, to be the grant date, without discretion to choose a different date at or near the time of the grant. All other grants (that is, grants that are not predetermined date grants) are to be granted the date approved by the compensation committee, except none of such other grants are to be made at a time the Company is in possession of material, non-public information (positive or negative). If such a grant is approved at a time that material non-public information exists, the date of grant will be the second trading day following the release of such material, non-public information.

Annual grants to non-executive employees, as has been the case historically, are generally determined by a pre-set formula that determines the number of options or performance shares granted based upon salary level or supervisory level (from a minimum of zero options or performance shares to a fixed maximum number determined each year by the committee) and employment performance rating for the year (which determines whether the employee receives the minimum or maximum number or some number in-between). The compensation committee, at the suggestion or recommendation of the CEO, has the authority to approve individual annual grants that deviate from the formula made by the CEO, but such deviations have typically been minor. The terms of all other grants are at the discretion of the committee and are usually determined based on recommendations from the CEO.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan, also called our ESPP, provides for the issuance of a maximum of 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The ESPP is administered by the compensation committee. The ESPP, given its size (in the aggregate and per employee, per plan period), is generally viewed as a plan geared more to non-executive employees (although executives may participate). We believe the ESPP is an effective way to motivate the employees’ long-term performance and to align their interests to a reasonable extent with the interests of the Company’s shareholders.

All employees whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the ESPP. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of our stock, and the nonemployee directors, may not participate in the ESPP. To participate in the ESPP, an employee must authorize us in advance to deduct an amount (not less than one percent or more than ten percent of a participant’s total cash compensation) from his or her pay during six-month periods (each, a “Plan Period”). The maximum number of shares of common stock an employee may purchase in any Plan Period is 500 shares.

Through December 31, 2005, the per share exercise price for the option for each Plan Period was 85% of the lower of the market price of the common stock on the first and last business day of the Plan Period. Effective with the offering period beginning January 3, 2006, the ESPP was amended so that the per share exercise price for the options for each Plan Period is equal to 85% of the market price of the Company’s common stock on the exercise date (i.e., the last day of the six-month Plan Period). If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions is refunded. An employee’s rights under the ESPP terminate upon his or her voluntary withdrawal from the ESPP or upon termination of employment. The first Plan Period (giving effect to the assumption of the predecessor company’s plan) began January 1, 1998. During the years ended December 31, 2010, 2009 and 2008, 17,492, 29,114 and 20,985, shares, respectively, of common stock were issued under the plan at average prices of $6.42, $6.25 and $10.04, respectively. As of December 31, 2010, there were 157,273 shares available for issuance under the ESPP.

The Board has the power to amend or terminate the ESPP. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the ESPP’s status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws, or by NASDAQ Marketplace Rule 5635(c).

Benefit Programs

We offer basic health, welfare and retirement programs to all employees. The benefit programs for executives are the same that are available to all regular, full-time employees of the Company. The benefit programs include medical, life and accidental death and dismemberment insurance, an employee assistance program, and flexible spending accounts. Dental, vision, short-term and long-term disability, and dependent and premium health insurance alternatives are also offered, but are not paid for by the Company.

We also have a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 60% of their compensation, subject to the annual limit set by the Internal Revenue Service. Company contributions, if any, are vested 20% for each year of service. For the years ended December 31, 2010, 2009 and 2008, Company contributions accrued under this plan were approximately $203,000, $373,000 and $337,000, respectively.

Compensation Committee Interlocks and Insider Participation

We formed the compensation committee of the Board in December 2000, at which time two independent directors were appointed as members. During 2010, Charles F. Wright, Denise Dickins and Nathan D. Leight, each of whom is an independent director, served on the compensation committee. The compensation (including salaries, bonuses, stock awards and stock options) of the Company’s executive officers for 2010 was determined by the compensation committee. No member of the compensation committee was an officer or employee of the Company during 2010, was formerly an officer of the Company, or was a party to any transaction with the Company since the beginning of 2010, or is a party to any currently proposed transaction with the Company, requiring disclosure under Item 404 of Regulation S-K.

Compensation Committee Report

The compensation committee is composed entirely of “independent directors” as determined by the Board in accordance with the listing standards of the NASDAQ Stock Market.

The Board has adopted a written compensation committee charter, which is reviewed each year. The charter is available in the “Investor Relations” section of www.tradestation.com.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the review and discussions referred to above, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Submitted by the Compensation Committee of the Board.

Charles F. Wright, Chairman

Denise Dickins

Nathan D. Leight

Executive Compensation Tables

The following tables provide information about executive compensation.

2010 SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to all compensation paid or earned for services rendered to us in the three years ended December 31, 2010 by our Named Executive Officers. We did not have a pension plan or a long-term incentive plan, and had not granted any stock appreciation rights, as of December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Salomon Sredni Chief Executive Officer and President	2010	515,000	—	540,748	362,300	23,691	1,441,739
	2009	515,000	—	278,097	185,207	19,330	997,634
	2008	515,000	151,281	278,100	180,043	24,512	1,148,936

John Roberts Chief Operating Officer	2010	309,000	—	166,859	111,796	6,724	594,379
	2009	309,000	15,450	166,857	111,123	9,970	612,400
	2008	309,000	94,245	166,858	108,023	9,470	687,596

David H. Fleischman Chief Financial Officer, Vice President of Finance and Treasurer	2010	288,400	—	155,737	104,343	6,724	555,204
	2009	288,400	17,500	155,732	103,714	9,970	575,316
	2008	288,400	87,962	155,735	100,820	9,470	642,387

T. Keith Black Vice President of Product Development, TradeStation Technologies	2010	272,950	—	147,392	98,752	6,241	525,335
	2009	272,950	8,500	147,389	98,159	6,273	533,271
	2008	272,950	72,331	147,387	95,419	8,134	596,221

Marc J. Stone Vice President of Corporate Development, General Counsel and Secretary	2010	288,400	—	155,737	104,343	6,724	555,204
	2009	288,400	12,500	155,732	103,714	9,970	570,316
	2008	288,400	76,426	155,735	100,820	9,470	630,851

(1)	Represents bonus earned during the year but paid in subsequent year.
(2)	The amounts set forth in this column represent the aggregate grant date fair value of awards made during each of the fiscal years ended December 31, 2010, 2009 and 2008 in accordance with the Compensation – Stock Compensation topic of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 10, Stock-Based Compensation, to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 11, 2011.
(3)	All other compensation includes 401(k) plan Company matching contributions on behalf of the Named Executive Officer earned during the year but paid in the subsequent year and benefits paid for health insurance. For Salomon Sredni, all other compensation also includes amounts paid for a business club membership and related events.

2010 GRANTS OF PLAN-BASED AWARDS

The following table summarizes the options and restricted shares that were granted and issued during the fiscal year ended December 31, 2010 (which related to 2009 performance) to the Named Executive Officers.

Name	Grant Date	All Other Stock Awards: Number of Shares Of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock And Option Awards ($)(4)
Salomon Sredni	2/16/2010 2/16/2010	— 84,360	95,322 —	6.41 NA	362,300 540,748
John Roberts	2/16/2010 2/16/2010	— 26,031	29,414 —	6.41 NA	111,797 166,859
David H. Fleischman	2/16/2010 2/16/2010	— 24,296	27,453 —	6.41 NA	104,343 155,737
T. Keith Black	2/16/2010 2/16/2010	— 22,994	25,982 —	6.41 NA	98,752 147,392
Marc J. Stone	2/16/2010 2/16/2010	— 24,296	27,453 —	6.41 NA	104,343 155,737

(1)	These restricted stock awards were granted under our Incentive Stock Plan. The restricted stock awards vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary and vest 100% upon retirement, death, disability and change in control of the Company. All of the restricted shares include voting rights. If an officer’s employment terminates prior to full vesting (other than termination by reason of death or disability or following a change in control or, in some cases, retirement), he will automatically forfeit, and the Company will reacquire, the unvested shares for no consideration.
(2)	These options were granted under our Incentive Stock Plan and vest and become exercisable ratably, subject to acceleration of vesting under certain circumstances, on an annual basis over five years, beginning on the first anniversary of the date of grant, and have a term of ten years from the grant date.
(3)	All options were granted at “fair market value” defined as the closing price of the Company’s common stock on the date of grant or the closing price on the next trading date if shares were not traded on the date of grant.
(4)	The grant date fair value of the 2010 option grants was determined by multiplying the number of options granted by a fair value per share of $3.8008. Assumptions used in the calculation of fair value per share are included in Note 10, Stock Based Compensation, to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 11, 2011. The grant date fair value of the 2010 restricted stock awards was determined by multiplying the number of restricted shares granted by a fair value per share of $6.41. The fair value per share of the restricted stock was the closing price of the Company’s common stock on the date of grant.

In February 2011, options to purchase an aggregate of 79,799 shares of common stock and 70,623 restricted shares of common stock were granted and issued to the Named Executive Officers for performance during the 2010 fiscal year. The options and restricted shares were granted and issued under the Incentive Stock Plan. The options vest ratably over five years and the restricted shares vest 50% at the third anniversary of the date of issuance and the balance vest at the sixth anniversary. Vesting of the restricted shares accelerates 100% in the event of the officer’s death, disability, retirement or following a change in control. Vesting of the options accelerates 100% in the event of the officer’s death, disability or, generally speaking, following a change in control (except in the case of Mr. Black, whose options accelerate only if he is terminated without cause within twelve months of a change in control).

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

The following table summarizes the outstanding equity awards to the Named Executive Officers as of December 31, 2010.

		Option Awards				Stock Awards
Name	Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Salomon Sredni	2002	73,123	—	1.47	1/28/2012	—	—
	2002	30,000	—	1.39	12/24/2012	—	—
	2003	200,000	—	9.03	12/30/2013	—	—
	2005	100,000	—	7.11	1/3/2015	—	—
	2006	50,000	—	15.54	1/13/2016	—	—
	2007	50,000	—	12.43	1/19/2017	—	—
	2007	—	—	—	—	60,975	411,581	(3)
	2008	10,307	15,462	11.42	1/18/2018	—	—
	2008	—	—	—	—	24,352	164,376	(5)
	2009	10,534	42,140	5.77	1/16/2019	—	—
	2009	—	—	—	—	48,197	325,330	(6)
	2010	—	95,322	6.41	2/16/2020	—	—
	2010	—	—	—	—	84,360	569,430	(8)

	Total	523,964	152,924			217,884	1,470,717

John Roberts	2007	21,000	14,000	11.40	7/24/2017	—	—
	2007	—	—	—	—	3,946	26,636	(7)
	2008	6,184	9,277	11.42	1/18/2018	—	—
	2008	—	—	—	—	14,611	98,624	(5)
	2009	6,320	25,284	5.77	1/16/2019	—	—
	2009	—	—	—	—	28,918	195,197	(6)
	2010	—	29,414	6.41	2/16/2020	—	—
	2010	—	—	—	—	26,031	175,709	(8)

	Total	33,504	77,975			73,506	496,166

David H. Fleischman	2002	40,000	—	1.47	1/28/2012	—	—
	2002	20,000	—	1.39	12/24/2012	—	—
	2003	20,000	—	9.03	12/30/2013	—	—
	2005	16,000	—	7.11	1/03/2015	—	—
	2006	10,000	—	15.54	1/13/2016	—	—
	2007	10,000	—	12.43	1/19/2017	—	—
	2007	6,000	4,000	13.12	2/20/2017	—	—
	2007	—	—	—	—	6,963	47,000	(4)
	2008	5,772	8,658	11.42	1/18/2018	—	—
	2008	—	—	—	—	13,637	92,050	(5)
	2009	5,899	23,598	5.77	1/16/2019	—	—
	2009	—	—	—	—	26,990	182,183	(6)
	2010	—	27,453	6.41	2/16/2020	—	—
	2010	—	—	—	—	24,296	163,998	(8)

	Total	133,671	63,709			71,886	485,231

		Option Awards				Stock Awards
Name	Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
T. Keith Black	2002	3,000	—	1.39	12/24/2012	—	—
	2003	20,000	—	9.03	12/30/2013	—	—
	2005	12,000	—	7.11	1/03/2015	—	—
	2006	8,000	2,000	15.54	1/13/2016	—	—
	2007	6,000	4,000	12.43	1/19/2017	—	—
	2007	18,000	12,000	13.12	2/20/2017	—	—
	2007	—	—	—	—	6,963	47,000	(4)
	2008	5,462	8,195	11.42	1/18/2018	—	—
	2008	—	—	—	—	12,906	87,115	(5)
	2009	5,583	22,334	5.77	1/16/2019	—	—
	2009	—	—	—	—	25,544	172,422	(6)
	2010	—	25,982	6.41	2/16/2020	—	—
	2010	—	—	—	—	22,994	155,210	(8)

	Total	78,045	74,511			68,407	461,747

Marc J. Stone	2002	3,000	—	1.39	12/24/2012	—	—
	2003	8,000	—	9.03	12/30/2013	—	—
	2005	9,600	—	7.11	1/03/2015	—	—
	2006	10,000	—	15.54	1/13/2016	—	—
	2007	10,000	—	12.43	1/19/2017	—	—
	2007	6,000	4,000	13.12	2/20/2017	—	—
	2007	—	—	—	—	6,963	47,000	(4)
	2008	5,772	8,658	11.42	1/18/2018	—	—
	2008	—	—	—	—	13,637	92,050	(5)
	2009	5,899	23,598	5.77	1/16/2019	—	—
	2009	—	—	—	—	26,990	182,183	(6)
	2010	—	27,453	6.41	2/16/2020	—	—
	2010	—	—	—	—	24,296	163,998	(8)

	Total	58,271	63,709			71,886	485,231

(1)	These options were granted under our Incentive Stock Plan and vest and become exercisable ratably, subject to acceleration of vesting under certain circumstances, on an annual basis over five years, beginning on the first anniversary of the date of grant, and have a term of ten years from the grant date. Certain stock options granted prior to February 2007 to Messrs. Sredni, Fleischman and Stone contained a provision resulting in 100% acceleration of vesting if the aggregate beneficial ownership of William Cruz and Ralph Cruz fell below 25%. The aggregate beneficial ownership of William Cruz and Ralph Cruz fell below this threshold in April 2008 resulting in these options becoming fully exercisable.
(2)	Market value is based on the $6.75 closing price of the Company’s common stock on December 31, 2010.
(3)	On February 20, 2007, Mr. Sredni was granted a restricted stock award of 152,439 shares, which shares vest ratably over a five-year period, 20% on each anniversary of the date of grant.
(4)	These restricted stock grants were made on July 27, 2007 and they vest 50% on the third anniversary of the date of grant, with 100% vesting on the sixth anniversary of the date of grant.

(5)	These restricted stock grants were made on January 18, 2008 and they vest 50% on the third anniversary of the date of grant, with 100% vesting on the sixth anniversary of the date of grant.
(6)	These restricted stock grants were made on January 16, 2009 and they vest 50% on the third anniversary of the date of grant, with 100% vesting on the sixth anniversary of the date of grant.
(7)	On July 24, 2007, Mr. Roberts was granted a restricted stock award of 9,868 shares, which shares vest ratably over a five-year period, 20% on each anniversary of the date of grant.
(8)	These restricted stock grants were made on February 16, 2010 and they vest 50% on the third anniversary of the date of grant, with 100% vesting on the sixth anniversary of the date of grant.

2010 OPTION EXERCISES AND STOCK VESTED

The following table summarizes exercise of stock options and the restricted stock that vested for the Named Executive Officers during the fiscal year ended December 31, 2010.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Salomon Sredni	—	—		30,488	214,331	(2)
John Roberts	—	—		1,974	12,160	(3)
David H. Fleischman	15,000	45,152	(1)	6,964	44,848	(4)
T. Keith Black	—	—		6,964	44,848	(4)
Marc J. Stone	—	—		6,964	44,848	(4)

(1)	Amount represents the number of shares exercised multiplied by the difference between the market price of the underlying securities at exercise and the exercise price of the options.
(2)	Amount represents the number of shares vested multiplied by $7.03, the closing price of the Company’s common stock on February 19, 2010, which was the date on which the shares vested.
(3)	Amount represents the number of shares vested multiplied by $6.16, the closing price of the Company’s common stock on July 23, 2010, which was the date on which the shares vested.
(4)	Amount represents the number of shares vested multiplied by $6.44, the closing price of the Company’s common stock on July 27, 2010, which was the date on which the shares vested.

Directors’ Compensation

For the 2010-to-2011 term, each of our independent directors received an annual retainer of $15,000, the Lead Director received an additional annual retainer of $7,500, the chairman of the audit committee received an additional annual retainer of $10,000 and the chairman of the compensation committee received an additional annual retainer of $7,500, paid promptly following election as a director at the 2010 annual shareholder meeting. Each director also received $1,500 per Board meeting and $1,500 per any other committee meeting. All directors may also be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Other than reimbursement of out-of-pocket expenses, a director who is an employee or officer does not receive compensation of any kind for service as a director.

Historically, the Board has determined the compensation to be paid to non-employee directors based on informal comparisons to the amounts being paid to non-employee directors at other online trading companies and taking into account the size differential between us and those competitors. In April 2008, the compensation committee engaged Watson Wyatt Worldwide as outside compensation consultants to conduct a review of the competitiveness and structure of the Company’s non-employee director compensation program. The consultants (i) conducted discussions with selected Board members, (ii) benchmarked the level of the Company’s then-current compensation program (by components and in total) against available data from a peer group and survey sources for comparable companies (both the peer group and the survey sources were decided upon by the compensation committee) and prepared a detailed summary of their benchmarking analysis, (iii) reviewed the structure of the Company’s program against current trends, emerging best practices and investors’ views, (iv) developed alternatives to the levels and structure of the Company’s program, and (v) reviewed their findings and alternative programs with the compensation committee and with the Company’s senior management. Watson Wyatt Worldwide did not provide any other services to the Company. The consultants concluded that the total compensation paid to the Board was less than our peer group median, due in large part to the fact that the value of the equity compensation component paid to our Board members was significantly below the peer group median, and recommended several options for altering our equity compensation structure to bring that component of the directors’ compensation closer to our peer group median. In 2009, the Board followed the consultants’ recommendations that the chairman of the compensation committee be paid an annual retainer of $7,500 and that the meeting fee per compensation committee meeting be raised from $1,000 to $1,500. The Board also raised the meeting fee per nominating committee meeting from $1,000 to $1,500. These changes were implemented beginning with the 2009-to-2010 term.

In 2010, the Board adopted, and the Company’s shareholders approved at the 2010 annual meeting of shareholders, a new Nonemployee Director Incentive Stock Plan. Under the new Nonemployee Director Incentive Stock Plan, non-employee directors may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units. Until 2010, stock options were the only type of awards that had been issued to non-employee directors (pursuant to the Company’s Amended and Restated Nonemployee Director Stock Option Plan). Following (and based on) the Company’s shareholders approval of the new Nonemployee Director Incentive Stock Plan on June 1, 2010, no additional awards will be granted under the Company’s Amended and Restated Nonemployee Director Stock Option Plan. Upon their re-election to the Board at the Company’s 2010 annual meeting of shareholders, each nonemployee director was granted restricted stock having a fair market value of $60,000 on the date of grant (which was July 26, 2010). All of those restricted stock awards vest in equal installments over three years. Going forward, the compensation committee of the Board will continue to gather and analyze any information that it deems relevant and will make recommendations to the Board regarding non-employee director compensation, including the size of future grants under the Nonemployee Director Incentive Stock Plan, for the entire Board’s approval, but subject to the limitation that no awards under the Nonemployee Director Incentive Stock Plan may be granted to any individual participant in any single calendar year having an aggregate fair market value in excess of $120,000 on the respective grant dates.

The following table further summarizes director compensation paid to the non-employee directors during 2010:

2010 DIRECTOR COMPENSATION TABLE

Director Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	All Other Compensation($)(3)	Total($)

Denise Dickins	52,500	60,000	—	—	112,500
Michael W. Fipps	49,000	60,000	—	—	109,000
Nathan D. Leight	34,500	60,000	—	—	94,500
Charles F. Wright	48,000	60,000	—	—	108,000

(1)	The following table summarizes the aggregate number of stock awards and the aggregate number of option awards outstanding at December 31, 2010 held by each person who served as a nonemployee director during any part of 2010:

Director Name	Outstanding Stock Awards at 12/31/10	Outstanding Option Awards at 12/31/10

Denise Dickins	9,360	28,000
Michael W. Fipps	9,360	28,000
Nathan D. Leight	9,360	25,000
Charles F. Wright	9,360	28,000

(2)	The amounts set forth in this column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2010 in accordance with the Compensation – Stock Compensation topic of the Financial Accounting Standards Board Accounting Standards Codification. The aggregate grant date fair values of the 2010 restricted stock awards were determined by multiplying the number of restricted stock awards by a fair value per share of $6.41. The fair value per share of the restricted stock was the closing price of the Company’s common stock on the date of grant or the closing price on the next trading date if shares were not traded on the date of grant.
(3)	The value of any perquisites and other personal benefits received by each director was de minimis.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 6, 2011 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of the 2010 fiscal year (the “Named Executive Officers”), and (iv) all directors and executive officers as a group. Except as otherwise described in the footnotes below, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

	Shares Beneficially Owned (1)
Name of Beneficial Owner (1)	Shares	Restricted Shares (2)	Vested Options	Total Shares	Percent
FMR LLC (3)	6,055,599	—	—	6,055,599	15.1%
BlackRock, Inc. (4)	4,006,578	—	—	4,006,578	10.0%
Barclays Global Investors, NA (5)	2,615,669	—	—	2,615,669	6.5%
IBG LLC (6)	2,567,522	—	—	2,567,522	6.4%
The Bank of New York Mellon Corporation (7)	2,323,415	—	—	2,323,415	5.8%
Royce & Associates, LLC (8)	2,190,000	—	—	2,190,000	5.5%
Salomon Sredni	750	331,078	558,717	890,545	2.2%
T. Keith Black	170,546	86,888	101,555	358,989	*
David H. Fleischman	17,500	91,019	149,947	258,466	*
Charles F. Wright (9)	172,609	9,360	23,334	205,303	*
Marc J. Stone	—	77,236	71,547	148,783	*
John Roberts	—	92,466	48,800	141,266	*
Michael W. Fipps (10)	750	9,360	23,334	33,444	*
Denise Dickins	250	9,360	23,334	32,944	*
Nathan D. Leight	—	9,360	8,334	17,694	*
All executive officers and directors as a group (11 persons) (11)	362,405	766,733	1,060,642	2,189,780	5.3%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. It also includes options held by executive officers and/or directors which are exercisable within 60 days of April 6, 2011. These options are included in the column “Vested Options” above.
(2)	Restricted shares include 678,687 shares of common stock which were granted to Messrs. Sredni, Black, Fleischman, Stone and Roberts. Of these shares, 152,439 shares granted to Mr. Sredni on February 20, 2007 and 9,868 shares granted to Mr. Roberts on July 24, 2007 vest ratably in annual increments over a five-year period and include 100% vesting acceleration upon death, disability and change in control of the Company. The remaining 516,380 shares vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary and include 100% vesting acceleration upon retirement, death, disability and change in control of the Company. All of the restricted shares include voting rights. If an officer’s employment terminates prior to full vesting (other than termination by reason of death or disability or following a change in control), he will automatically forfeit, and the Company will reacquire, the unvested shares for no consideration.

(3)	All information regarding FMR LLC (“FMR”) and its affiliates is based on information disclosed in a Schedule 13G/Afiled by FMR with the SEC on February 14, 2011. FMR maintains offices at 82 Devonshire Street, Boston, Massachusetts 02109. FMR is a parent holding company, which through its ownership of Fidelity Small Cap Value Fund, Fidelity Management & Research Company, and its affiliation with Pyramis Global Advisors Trust Company, Pyramis Global Advisors, LLC and FIL Limited, was the beneficial owner of 6,055,599 shares, over all of which it had sole dispositive power and over 2,637,625 of which it had sole voting power. Such filing further indicates that the shares were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company, and were not acquired in connection with or as a participant in any transaction having such purpose or effect.
(4)

All information regarding BlackRock, Inc. (“BlackRock”) and its affiliates is based on information disclosed in a Schedule 13G/A filed by BlackRock with the SEC on March 11, 2011. BlackRock maintains offices at 40 East 52nd Street, New York, NY 10022. BlackRock was the beneficial owner of 4,006,578 shares over all of which it had sole dispositive and voting power. Such filing further indicates that the shares were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the Company and were not acquired and are not held in connection with or as a participant in any transaction having that purpose or effect.

(5)	All information regarding Barclays Global Investors, NA (“Barclays”) and its affiliates is based on information disclosed in a Schedule 13G filed by Barclays and affiliates with the SEC on February 5, 2009. Barclays maintains offices at 400 Howard Street, San Francisco, CA 94105. Barclays, together with its affiliates Barclays Global Fund Advisors and Barclays Global Investors, Ltd, was the beneficial owner of 2,615,669 shares, over all of which it had sole dispositive power and over 2,049,805 of which it had sole voting power. Such filing further indicates that the shares were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the Company and were not acquired and are not held in connection with or as a participant in any transaction having that purpose or effect.
(6)	All information regarding IBG LLC and its affiliates is based on information disclosed in a Schedule 13D filed jointly by IBG LLC, IBG Holdings LLC and Thomas Peterffy (collectively, “IBG”) with the SEC on November 4, 2010. IBG maintains offices at One Pickwick Plaza, Greenwich, CT 06830. IBG was the beneficial owner of 2,567,522 shares over all of which it had sole dispositive and voting power. Such filing further indicates that, while IBG did not, as of the date of such Schedule 13D, have any plans or proposals which would relate to or result in any transaction that would have the effect of changing or influencing the control of the Company, IBG would continue to analyze their investment in the Company and reserved the right to engage in discussions with management of the Company and with third parties that may have an interest in the business affairs of the Company, and that IBG could in the future formulate plans or proposals which would relate to or result in a transaction that would have the effect of changing or influencing the control of the Company.
(7)

All information regarding The Bank of New York Mellon Corporation (“BoNY”) and its affiliates is based on information disclosed in a Schedule 13G filed by BoNY with the SEC on February 4, 2011. BoNY maintains offices at One Wall Street, 31st Floor, New York, New York10286. BoNY, together with its affiliates, The Bank of New York Mellon, BNY Mellon, National Association, The Boston Company Asset Management LLC, The Dreyfus Corporation, Mellon Capital Management Corporation, The Bank of New York Mellon Corporation, MAM (MA) Holding Trust, MBC Investment Corporation and Pershing Group LLC, was the beneficial owner of 2,323,415 shares, over all of which it had sole dispositive power and over 2,303,969 of which it had sole voting power. Such filing further indicates that the shares were not acquired and are not held for the purpose of and do not have the effect of changing or influencing the control of the Company and were not acquired and are not held in connection with or as a participant in any transaction having such purpose or effect.

(8)	All information regarding Royce & Associates, LLC (“Royce”) and its affiliates is based on information disclosed in a Schedule 13G/A filed by Royce with the SEC on January 25, 2011. Royce maintains offices at 745 Fifth Avenue, New York, NY 10151. Royce was the beneficial owner of 2,190,000 shares over all of which it had sole dispositive and voting power. Such filing further indicates that the shares were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the Company and were not acquired and are not held in connection with or as a participant in any transaction having that purpose or effect.

(9)	Total shares include 2,500 shares held as custodian for the benefit of the sons of Charles F. Wright.
(10)	Total shares include 500 shares held by the spouse of Michael W. Fipps with respect to which Mr. Fipps disclaims beneficial ownership.
(11)	Restricted shares and total shares include 50,606 restricted shares and vested options and total shares include 51,740 vested options held by two executive officers, William P. Cahill and Edward H. Codispoti, who are not Named Executive Officers.

Equity Compensation Plan Information

The following sets forth information as of December 31, 2010 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,918,102	$8.17	(1) 3,282,718
Equity compensation plans not approved by security holders	—	—	—

Total (1)	2,918,102	$8.17	3,282,718

(1)	Includes 2,650,885, 474,560, and 157,273 shares of common stock available for issuance under the Incentive Stock Plan, 2010 Nonemployee Director Stock Plan and Employee Stock Purchase Plan, respectively.
(2)	The weighted-average exercise price in column (b) does not take into account shares of common stock issuable pursuant to performance share awards because those awards do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

No director or executive officer of the Company, and no immediate family member of any director or executive officer of the Company, has a direct or indirect material interest in any transaction since January 1, 2010 in which the Company or any of its subsidiaries was a participant, and no such transaction is currently proposed. The Company has policies and procedures regarding the review and approval of related-person transactions. Such policies and procedures are in writing and have been approved by the audit committee. The transactions covered by the Company’s policies and procedures include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the Company participates and the amount involved exceeds $10,000, and in which a director or executive officer of the Company has a direct or indirect material interest. The policies and procedures include transactions where the directors’ and executive officers’ children, stepchildren, parents, stepparents, spouse, siblings, mothers-in-law, fathers-in-law, sons-in-law, daughters-in-law, brothers-in-law, or sisters-in-law or members of their households (other than a tenant or employee) have a personal interest.

Any director or executive officer proposing a transaction covered by the Company’s related-person transaction policies and procedures must promptly notify the Company’s general counsel and the chairman of the audit committee prior to engaging in the proposed transaction and must provide all material details of the proposed transaction and his or her interest in the transaction. The audit committee will consider any proposed related-person transaction at its next meeting. The audit committee may authorize the transaction only if the audit committee determines that the transaction is fair to, and in the best interests of, the Company at the time of its authorization. The transaction must be approved in good faith by a majority of the disinterested directors on the audit committee.

Director Independence

The Board currently includes four nonemployee, independent members – Denise Dickins, Michael W. Fipps, Nathan D. Leight and Charles F. Wright. Ms. Dickins, Mr. Fipps, Mr. Leight and Mr. Wright are all independent directors, as defined under Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market. A majority of our Board members are independent directors, as four out of the five members of the Board qualify as independent under the NASDAQ listing standards and the rules of the SEC. No director is considered independent unless the Board affirmatively determines that the director has no material relationship with the Company (directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Also, all members of the Board’s audit, compensation and nominating committees are independent directors. Members of the audit committee must (and do) meet the criteria established for audit committee service by all applicable federal and state laws, rules and regulations, and those of any agency, regulatory body or self-regulatory body (including NASDAQ) that are applicable to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as the Company’s independent registered public accounting firm for the Company’s 2010 and 2009 fiscal years and performed services for the Company during those years for fees and expenses as follows:

	2010	2009
1. Audit Fees (1)	$475,000	$504,000
2. Audit-Related Fees (2)	—	3,500
3. Tax Fees (3)	164,000	—
4. All Other Fees	—	—

(1)	Audit fees consisted of services rendered for the audits of the Company and its subsidiaries’ annual consolidated and separate financial statements, the audit of the effectiveness of internal control over financial reporting, quarterly reviews of the Company’s interim financial statements, consents, and reviews of documents filed with the Securities and Exchange Commission and the statutory audit of TradeStation Europe Limited.
(2)	Audit-related fees consisted of services rendered in connection with the preparation of a registration statement.
(3)	Tax fees consisted of services in connection with state and local tax advisory work and related tax return filings.

The audit committee is committed to ensuring the independence of its independent auditor. All engagements of Ernst & Young LLP by the Company are pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	The following documents were previously filed as part of the Form 10-K:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Description

3.1	TradeStation Group’s Articles of Incorporation, as amended *

3.2	TradeStation Group’s Bylaws *

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan**#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan**#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan**#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Amended and Restated Incentive Stock Plan ***#

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007***#

10.9	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of June 2, 2009 (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)#

10.10	TradeStation Group, Inc. Nonemployee Director Incentive Stock Plan effective as of June 1, 2010 (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 27, 2010) #

10.11	First Amendment to TradeStation Group, Inc. Nonemployee Director Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) #

Exhibit Number	Description

10.12	Form of Nonemployee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010) #

10.13	Form of Executive Stock Option Agreement (utilized prior to February 2007) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on January 7, 2009)#

10.14	Form of Executive Officer Stock Option Agreement (utilized since February 2007) ***#

10.15	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni***#

10.16	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman and Marc J. Stone (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.17	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.18	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Marc J. Stone, David H. Fleischman and T. Keith Black) (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.19	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)#

10.20	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.21	Lease Agreement, dated as of November 22, 2010, between 223 S. Wacker LLC, Landlord, and TradeStationSecurities, Inc., Tenant (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

Exhibit Number	Description

10.22	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.23	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.24	Addendum, dated July 31, 2007, to Lease Agreement between TradeStation Technologies, Inc. (Tenant) and Springcreek Place, Ltd. (Landlord) dated June 12, 1996 and Amended on 10-12-98, 5-28-99 and 7-25-02 (incorporated by reference to Exhibit 10.18 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.25	Agreement of Lease, dated December 14, 2009, between 400 Madison Avenue Owner, LLC (Landlord) and TradeStation Securities, Inc. (Tenant) (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.26	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.27	Asset Purchase Agreement, dated as of August 23, 2010, between TradeStation Technologies, Inc. and RINA Technologies, LLC (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on August 23, 2010)

10.28	Form of Non-Competition Agreement +

10.29	Form of Indemnification Agreement +

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (incorporated by reference to Exhibit 32.1 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (incorporated by reference to Exhibit 32.2 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

*	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
**	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
***	Previously filed as part of Form 10-K of TradeStation Group, Inc. for the fiscal period ended December 31, 2006 filed with the Commission on March 9, 2007.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2011		TradeStation Group, Inc.

	By:	/s/ Salomon Sredni
Salomon Sredni
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	TradeStation Group’s Articles of Incorporation, as amended *

3.2	TradeStation Group’s Bylaws *

4.1	Form of Specimen Certificate for TradeStation Group’s Common Stock (incorporated by reference to Exhibit 4.1 to OnlineTrading.com Group, Inc.’s Amendment No. 3 to Registration Statement No. 333-34922 on Form S-4 filed with the Commission on November 21, 2000)

10.1	onlinetradinginc.com corp. 1999 Stock Option Plan**#

10.2	Window On WallStreet Inc. 1997 Long Term Incentive Plan**#

10.3	TradeStation Group, Inc. Employee Stock Purchase Plan**#

10.4	Amendment to TradeStation Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) #

10.5	TradeStation Group, Inc. Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 28, 2006) #

10.6	First Amendment to TradeStation Group, Inc. Amended and Restated Incentive Stock Plan ***#

10.7	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) #

10.8	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of March 8, 2007***#

10.9	TradeStation Group, Inc. Amended and Restated Nonemployee Director Stock Option Plan effective as of June 2, 2009 (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)#

10.10	TradeStation Group, Inc. Nonemployee Director Incentive Stock Plan effective as of June 1, 2010 (incorporated by reference to Exhibit “B” to TradeStation Group’s Annual Proxy Statement dated April 27, 2010) #

i

Exhibit Number	Description

10.11	First Amendment to TradeStation Group, Inc. Nonemployee Director Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) #

10.12	Form of Nonemployee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010) #

10.13	Form of Executive Stock Option Agreement (utilized prior to February 2007) (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on January 7, 2009)#

10.14	Form of Executive Officer Stock Option Agreement (utilized since February 2007) ***#

10.15	Restricted Stock Agreement, dated as of February 20, 2007, between TradeStation Group, Inc. and Salomon Sredni***#

10.16	Form of management continuity agreement, dated December 9, 2005, between TradeStation Group and each of the following executive officers: David H. Fleischman and Marc J. Stone (incorporated by reference to Exhibit 1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on December 12, 2005) #

10.17	Restricted Stock Agreement, dated as of July 24, 2007, between TradeStation Group, Inc. and John Roberts (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.18	Form of Restricted Stock Agreement, dated as of July 27, 2007, between TradeStation Group, Inc. and an executive officer (each of Marc J. Stone, David H. Fleischman and T. Keith Black) (incorporated by reference to Exhibit 10.2 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)#

10.19	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)#

10.20	Lease Agreement, dated November 13, 2001, between Crossroads Business Park Associates LLP and TradeStation Group, Inc. (without exhibits and schedules) (incorporated by reference to Exhibit 10.27 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

ii

Exhibit Number	Description

10.21	Lease Agreement, dated as of November 22, 2010, between 223 S. Wacker LLC, Landlord, and TradeStationSecurities, Inc., Tenant (incorporated by reference to Exhibit 10.21 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

10.22	Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window On WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (incorporated by reference to Exhibit 10.13 to Omega Research, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.23	Modification and Ratification of Lease Agreement, dated July 25, 2002, between Springcreek Place Ltd. and TradeStation Technologies, Inc. (incorporated by reference to Exhibit 10.14 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.24	Addendum, dated July 31, 2007, to Lease Agreement between TradeStation Technologies, Inc. (Tenant) and Springcreek Place, Ltd. (Landlord) dated June 12, 1996 and Amended on 10-12-98, 5-28-99 and 7-25-02 (incorporated by reference to Exhibit 10.18 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.25	Agreement of Lease, dated December 14, 2009, between 400 Madison Avenue Owner, LLC (Landlord) and TradeStation Securities, Inc. (Tenant) (incorporated by reference to Exhibit 10.23 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.26	Rule 10b5-1 agreement, dated November 9, 2006, between TradeStation Group, Inc. and Sandler O’Neil & Partners L.P. (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.27	Asset Purchase Agreement, dated as of August 23, 2010, between TradeStation Technologies, Inc. and RINA Technologies, LLC (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on August 23, 2010)

10.28	Form of Non-Competition Agreement +

10.29	Form of Indemnification Agreement +

iii

Exhibit Number	Description

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 (incorporated by reference to Exhibit 32.1 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 (incorporated by reference to Exhibit 32.2 to TradeStation Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011)

*	Previously filed as part of Registration Statement No. 333-34922 on Form S-4 of OnlineTrading.com Group, Inc. filed with the Commission on April 17, 2000.
**	Previously filed as part of Registration Statement No. 333-53222 on Form S-8 of TradeStation Group, Inc. filed with the Commission on January 5, 2001.
***	Previously filed as part of Form 10-K of TradeStation Group, Inc. for the fiscal period ended December 31, 2006 filed with the Commission on March 9, 2007.
+	Previously filed as part of Registration Statement No. 333-32077 on Form S-1 of Omega Research, Inc. filed with the Commission on July 25, 1997.
#	Indicates a management contract or compensatory plan or arrangement.

iv