Form 10-Q
period 2011-03-31
TRADESTATION GROUP INC
filed 2011-05-05
CIK 1111559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 40,138,397 shares of common stock, $.01 par value, outstanding as of May 2, 2011.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS:

Cash and cash equivalents, including restricted cash of $478 at March 31, 2011 and at December 31, 2010	$56,416	$41,888
Cash and investments segregated in compliance with federal regulations	1,329,491	1,279,734
Marketable securities	60,889	63,255
Receivables from brokers, dealers, clearing organizations and clearing agents	117,378	80,827
Receivables from brokerage customers	70,891	68,268
Property and equipment, net	17,229	17,974
Deposits with clearing organizations	35,524	35,504
Other assets	7,064	5,716

Total assets	$1,694,882	$1,593,166

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:

Payables to brokers, dealers and clearing organizations	$52,853	$27,770
Payables to brokerage customers	1,456,536	1,381,105
Accounts payable	1,913	3,767
Accrued expenses	7,511	6,967
Deferred income taxes, net	230	120

Total liabilities	1,519,043	1,419,729

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 39,163,066 and 39,055,900 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	392	391
Additional paid-in capital	35,673	34,237
Accumulated other comprehensive (loss) income	(30)	1
Retained earnings	139,804	138,808

Total shareholders’ equity	175,839	173,437

Total liabilities and shareholders’ equity	$1,694,882	$1,593,166

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Brokerage commissions and fees	$27,123	$26,948

Interest income	3,576	2,293
Brokerage interest expense	—	—

Net interest income	3,576	2,293

Subscription fees and other	1,498	1,628

Gains (losses) on marketable securities, net	(51)	1,221

Net revenues	32,146	32,090

EXPENSES:
Employee compensation and benefits	11,694	11,194
Clearing and execution	7,258	7,184
Data centers and communications	3,828	3,502
Marketing	2,392	1,532
Professional services	751	697
Occupancy and equipment	802	752
Depreciation and amortization	1,918	950
Other	1,702	1,794

Total expenses	30,345	27,605

Income before income taxes	1,801	4,485

INCOME TAX PROVISION	805	1,811

Net income	$996	$2,674

EARNINGS PER SHARE:
Basic	$0.03	$0.07

Diluted	$0.03	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,120	40,502

Diluted	39,536	40,940

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$996	$2,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,918	950
Stock-based compensation expense	1,065	798
Unrealized loss (gain) on investments	20	(1,221)
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(20,859)	(27,657)
Trading investments transactions, net	(20,457)	(351,287)
Receivables from brokers, dealers, clearing organizations and clearing agents	(36,551)	(5,361)
Receivables from brokerage customers, net	(2,623)	(1,247)
Other assets	(1,258)	1,102
Increase (decrease) in:
Payables to brokers, dealers and clearing organizations	2,942	(2)
Payables to brokerage customers	75,431	401,798
Securities loaned	22,141	—
Accounts payable	(1,854)	121
Accrued expenses	536	(20)

Net cash provided by operating activities	21,447	20,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,153)	(2,397)
Purchases of available-for-sale marketable securities	(26,147)	(10,190)
Proceeds from maturities of available-for-sale marketable securities	20,001	25,464

Net cash (used in) provided by investing activities	(7,299)	12,877

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	145	199
Excess tax benefits from stock option exercises	235	108
Repurchase and retirement of common stock	—	(3,725)

Net cash provided by (used in) financing activities	380	(3,418)

NET INCREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS	14,528	30,107

UNRESTRICTED CASH AND CASH EQUIVALENTS, beginning of period	41,410	56,688

UNRESTRICTED CASH AND CASH EQUIVALENTS, end of period	$55,938	$86,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$45	$—

See accompanying notes.

TRADESTATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All notes and related disclosures applicable to the

three months ended March 31, 2011 and 2010 are unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TradeStation Group, Inc. (the “Company”), a Florida corporation formed in 2000, is the successor company to a publicly-held trading software company that was formed in 1982. The Company is listed on The NASDAQ Global Select Market under the symbol “TRAD.” TradeStation Securities, Inc., a licensed securities broker-dealer and a registered futures commission merchant, and TradeStation Technologies, Inc., a trading technology company, are the Company’s two established operating subsidiaries. The Company has two other subsidiaries, TradeStation Europe Limited and TradeStation Forex, Inc. TradeStation Europe Limited, a company organized under the laws of England and Wales, is authorized and regulated by the UK Financial Services Authority (“FSA”) and holds what is known as a “Passport” to introduce brokerage accounts for residents of countries within the European Economic Area. TradeStation Forex, Inc., a Florida corporation, was recently formed to assume, own and conduct all of the Company’s forex brokerage business (such business was historically owned and conducted by TradeStation Securities using an established forex dealer to clear its forex business). In January 2011, TradeStation Forex was registered with the Commodity Futures Trading Commission (“CFTC”) as a Retail Foreign Exchange Dealer and approved by the National Futures Association (“NFA”) as a forex dealer member. In April 2011, TradeStation Forex received $30.3 million as a transfer from Gain Capital Group, LLC (“Gain Capital”) of substantially all of TradeStation Securities’ forex accounts that were introduced by TradeStation Securities to Gain Capital, and commenced operations as a forex dealer using the “agency broker model” (at which time TradeStation Securities ceased conducting any forex business).

The accompanying consolidated financial statements include the results of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2011 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

The Company has performed an evaluation of subsequent events through the date these financial statements were issued and filed with the Securities and Exchange Commission (“SEC”).

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic (the “Fair Value Measurements and Disclosures Topic”) of the FASB Accounting Standards Codification (“ASC”) to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 Rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 Rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, and the deferred portion of ASU 2010-06, effective January 1, 2011, did not have a material impact on its consolidated financial position, results of operations or cash flows.

(2)	STOCK-BASED COMPENSATION

Stock Compensation

The Company records stock-based compensation expense for employee services based upon the grant-date fair value of those awards in accordance with the provisions of the Compensation-Stock Compensation Topic of the FASB ASC (the “Compensation-Stock Compensation Topic”). The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the market price of the stock, exercise price of the award, expected term of the award, estimated volatility of the stock over the term of the award, risk-free interest rate and expected dividend yield. Separate assumptions are used for employee officer options and non-officer employee options (both of which, subject to certain vesting-acceleration events, vest over a five-year period) and non-employee director options (which, subject to certain vesting-acceleration events, vest over a three-year period).

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model are as follows:

	For the Three Months Ended March 31,
	2011	2010
Risk free interest rate	3%	3%
Dividend yield	—	—
Volatility ranges	53%	55%
Weighted-average volatility	53%	55%
Weighted-average life (years)	7.1	7.3

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

During the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $1.1 million ($807,000 net of tax) and $798,000 ($660,000 net of tax), respectively. The $1.1 million of stock-based compensation expense recorded during the three months ended March 31, 2011 included $520,000 related to restricted stock grants and $68,000 related to performance shares (restricted stock units). The $798,000 of stock-based compensation expense recorded during the three months ended March 31, 2010 included $245,000 related to restricted stock grants and $20,000 related to performance shares (restricted stock units).

Stock-based Awards

During the three months ended March 31, 2011, the Company granted options to purchase an aggregate of 213,115 shares of common stock with a weighted-average, grant-date, Black-Scholes fair value of $4.02 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at a price of $7.11 per share, which was the closing price of the Company’s common stock on the date the options were granted. During the three months ended March 31, 2010, the Company granted options to purchase an aggregate of 345,047 shares of common stock with a weighted-average, grant-date, Black-Scholes fair value of $3.80 per share. Such options vest ratably in annual increments over a five-year period and are exercisable at a price of $6.41 per share, which was the closing price of the Company’s common stock on the date the options were granted.

During the three months ended March 31, 2011, the Company issued 188,607 restricted shares of common stock, which had a fair market value of $1.3 million at the grant date. During the three months ended March 31, 2010, the Company issued 299,402 restricted shares of common stock, which had a fair market value of $1.9 million at the grant date. These restricted shares of common stock were granted to certain officers of the Company as awards under the Company’s Incentive Stock Plan, vest 50% on the third anniversary of the date of grant and 100% on the sixth anniversary (except for one award which vests 50% on the third anniversary of the date of grant and 100% on the fifth anniversary), and include 100% automatic vesting acceleration upon retirement, death, disability or change in control of the Company. All of these restricted shares contain a provision whereby, if employment terminates prior to full vesting, the non-vested shares will automatically be forfeited and the Company will reacquire the non-vested shares for no consideration.

During the three months ended March 31, 2011, the Company also issued performance shares (more commonly referred to as restricted stock units) representing the right to receive an aggregate of 188,638 shares of common stock with a fair market value of approximately $1.3 million. During the three months ended March 31, 2010, the Company issued performance shares representing the right to receive an aggregate of 152,331 shares of common stock with a fair market value of approximately $976,000 on the date of grant. Performance shares awarded by the Company vest 60% on the third anniversary of the date of grant, 20% on the fourth anniversary of the date of grant and 20% on the fifth anniversary of the date of grant, with 100% acceleration upon retirement, death or disability. Performance shares automatically convert into shares of the Company’s common stock upon vesting. All of the performance shares were granted under the Incentive Stock Plan. Unvested performance shares expire upon the termination of an employee’s employment with the Company. Generally speaking, performance shares are intended to replace employee stock option grants in the Company’s annual equity-based compensation grants to its general employee base under the Company’s Incentive Stock Plan.

During the three months ended March 31, 2011, stock options for 25,642 shares of the Company’s common stock were exercised under the Company’s Incentive Stock Plan. During the three months ended March 31, 2010, stock options for 62,037 shares of the Company’s common stock were exercised under the Incentive Stock Plan.

During the three months ended March 31, 2011, the Company issued 8,836 shares of common stock under the Company’s employee stock purchase plan, relating to the six-month plan period ended December 31, 2010, at an average price of $6.75 per share. During the three months ended March 31, 2010, the Company issued 12,217 shares of common stock under the Company’s employee stock purchase plan, relating to the six-month plan period ended December 31, 2009, at an average price of $6.71 per share. The Company does not currently intend to offer plan periods following the June 30, 2011 expiration of the current plan period.

(3)	EARNINGS PER SHARE

Weighted average shares outstanding for the three months ended March 31, 2011 and 2010 are calculated as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010

Weighted average shares outstanding (basic)	39,120	40,502

Impact of dilutive stock-based payments after applying the treasury stock method	416	438

Weighted average shares outstanding (diluted)	39,536	40,940

Stock options, non-vested restricted shares and performance shares outstanding for the three months ended March 31, 2011 which were not included in the calculation of diluted earnings per share because their weighted average effect would have been anti-dilutive are as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010

Stock options	2,525	2,170

Restricted shares of common stock (non-vested)	171	231

Performance shares of common stock (non-vested)	94	74

4)	COMPREHENSIVE INCOME

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

A reconciliation of net income to comprehensive income is as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010

Net income	$996	$2,674

Unrealized losses on securities, net of tax	(30)	(6)

Comprehensive income	$966	$2,668

(5)	CASH AND INVESTMENTS SEGREGATED IN COMPLIANCE WITH FEDERAL REGULATIONS

TradeStation Securities is obligated by rules mandated by two of its primary regulators, the SEC and the CFTC, to set aside cash or qualified securities to satisfy regulations promulgated to protect customer assets. Cash and investments segregated in compliance with federal regulations, consisting primarily of U.S. Treasury securities, of $1.33 billion (which includes $1.4 million of interest receivable) and $1.28 billion (which includes $337,000 of interest receivable) as of March 31, 2011 and December 31, 2010, respectively, have been segregated in special reserve accounts at JPMorgan Chase ($1.27 billion as of March 31, 2011 and $1.22 billion as of December 31, 2010) and R.J. O’Brien & Associates, LLC (“R.J. O’Brien”) ($60.5 million as of March 31, 2011 and $64.1 million as of December 31, 2010) for the exclusive benefit of customers under Rule 15c3-3 under the Securities Exchange Act of 1934 (“Rule 15c3-3”) and the Commodity Exchange Act. Of the $1.33 billion in cash and investments segregated in compliance with federal regulations as of March 31, 2011, $904.5 million was related to Rule 15c3-3 and $423.6 million was related to CFTC requirements. Of the $1.28 billion in cash and investments segregated in compliance with federal regulations as of December 31, 2010, $857.4 million was related to Rule 15c3-3 and $421.9 million was related to CFTC requirements. By the second business day of each week, under Rule 15c3-3, if required, this amount is adjusted based upon the previous week-end or month-end calculation. For example, based on this requirement, on April 1, 2011 cash and investments segregated in compliance with federal regulations increased by $11.7 million, and cash and cash equivalents decreased by $11.7 million. On January 4, 2010, TradeStation Securities converted its futures accounts, held at R.J. O’Brien as clearance agent, from clearance on a fully-disclosed basis to omnibus clearance. As a result of converting to omnibus clearance, TradeStation Securities received from R.J. O’Brien approximately $349.0 million in futures customers’ funds which were then appropriately segregated in accordance with Commodity Exchange Act rules.

(6)	RECEIVABLES FROM BROKERAGE CUSTOMERS

Receivables from brokerage customers consist primarily of margin loans to TradeStation Securities’ equities brokerage customer accounts of approximately $70.9 million and $68.3 million at March 31, 2011 and December 31, 2010, respectively. Securities owned by brokerage customers are held as collateral for such margin loans. Such collateral is not reflected in the consolidated financial statements. At March 31, 2011 and December 31, 2010, TradeStation Securities was charging a base margin debit interest rate of 7.75% per annum on debit balances.

“Margin” requirements determine the amount of collateral required to be held in an account for the purchase of equities on credit. Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, the margin requirements of the Financial Industry Regulatory Authority (“FINRA”), limits imposed by clearing agent firms, and TradeStation Securities’ own internal policies. Nearly all equities accounts at TradeStation Securities are margin accounts. While not, technically speaking, an extension of credit, TradeStation Securities also provides leverage, the effect of which is similar to margin lending, to its customers’ futures and forex accounts. By permitting customers to purchase and maintain positions on margin or using leverage, TradeStation Securities takes the risk that a market decline will reduce the value of the collateral securing its margin loan or the leveraged amount to an amount that renders the margin loan or leverage provided less secured or unsecured. Under applicable securities laws and regulations, once a margin account for equities has been established, TradeStation Securities is obligated to require from the customer initial margin of no lower than 50% for purchases of securities and then is obligated to require the customer to maintain its equity in the account equal to at least 25% of the value of the securities in the account. However, TradeStation Securities’ current internal requirement is that the customer’s equity not be allowed to fall below 35% of the value of the securities in the account. If it does fall below 35%, TradeStation Securities requires the customer to increase the account’s equity to 35% of the value of the securities in the account (if not, TradeStation Securities will perform closing transactions to bring the customer account above the maintenance requirement). TradeStation Securities (and TradeStation Forex as of April 2011) also monitor the futures and forex leverage they provide on an intra-day basis and, pursuant to exchange guidelines and other applicable rules, requires customers to deposit additional collateral, or to reduce positions, when necessary to reduce excessive leverage to an acceptable level (prior to April 2011, under TradeStation Securities’ contractual relationship with Gain Capital, Gain Capital had this responsibility with respect to forex accounts). All of these requirements can be, and often are, raised as TradeStation Securities (and TradeStation Forex, as of April 2011) deem necessary for certain accounts, groups of accounts, securities or positions, or groups of securities or positions. However, there is no assurance that a customer will be willing or able to satisfy a margin call or pay unsecured indebtedness owed to TradeStation Securities (or TradeStation Forex).

(7)	RECEIVABLES FROM BROKERS, DEALERS, CLEARING ORGANIZATIONS AND CLEARING AGENTS

Amounts receivable from brokers, dealers, clearing organizations and clearing agents for equities accounts were as follows as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31,	December 31,
	2011	2010

Securities borrowed from broker-dealers	$116,928	$80,200
Fees and commissions receivable from clearing agents	438	313
Securities failed to deliver to broker-dealers and other	12	314

	$117,378	$80,827

Securities borrowed transactions in equities accounts require TradeStation Securities to provide the counterparty with collateral in the form of cash and are recorded at the amount of cash collateral advanced to the lender. TradeStation Securities monitors the market value of securities borrowed on a daily basis, and collateral is adjusted as necessary based upon market prices. See Note 12 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees. As of March 31, 2011 and December 31, 2010, TradeStation Securities serviced most of its institutional equities accounts through J.P. Morgan Clearing Corp. and, prior to April 2011, its forex accounts through Gain Capital all on a fully-disclosed basis. On or about April 8, 2011, TradeStation Forex received $30.3 million as a transfer from Gain Capital of substantially all of TradeStation Securities’ forex accounts that were introduced by TradeStation Securities to Gain Capital, and commenced operations as a forex dealer using the “agency broker model” (at which time TradeStation Securities ceased conducting any forex business). On January 4, 2010, TradeStation Securities assumed more direct control over its futures business by converting its clearance of futures accounts using R.J. O’Brien from a fully-disclosed basis to an omnibus clearance basis. As a result of converting to omnibus clearance, TradeStation Securities received from R.J. O’Brien approximately $349.0 million in futures customers’ funds which were then appropriately segregated in accordance with Commodity Exchange Act rules. J.P. Morgan Clearing Corp., R.J. O’Brien, and Gain Capital (with respect to the applicable periods described above) are collectively referred to as “clearing agents” or “clearing agent firms.” These clearing agents, at the times they act or have acted as such, provide services, handle TradeStation Securities’ customers’ funds, hold securities, futures and forex positions, and remit monthly activity statements to the customers on behalf of TradeStation Securities. With respect to R.J. O’Brien, as of January 4, 2010, its clearance and settlement on an omnibus basis means that TradeStation Securities deals directly with its futures account customers on such matters, using R.J. O’Brien’s assistance as a back-office vendor pursuant to an industry-standard facilities management agreement between the companies.

(8)	PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts payable to brokers, dealers, and clearing organizations consist of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010

Securities loaned to brokers-dealers	$49,312	$27,170
Payables to brokers	3,399	499
Payables to clearing organizations	142	101

	$52,853	$27,770

(9)	PAYABLES TO BROKERAGE CUSTOMERS

As of March 31, 2011, payables to brokerage customers consisted primarily of cash balances in customer accounts. At March 31, 2011 and December 31, 2010, payables to brokerage customers totaled $1.46 billion and $1.38 billion, respectively. Of the $1.46 billion in payables to brokerage customers as of March 31, 2011, payables to equities customers were $1.04 billion and payables to commodities customers were $412.6 million. Of the $1.38 billion in payables to brokerage customers as of December 31, 2010, payables to equities customers were $970 million and payables to commodities customers were $410.6 million. The payables related to equities customers are the principal source of funding for margin lending. At March 31, 2011 and December 31, 2010, TradeStation Securities was not paying interest on cash balances in customer accounts.

(10)	NET CAPITAL REQUIREMENTS

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and FINRA, and the CFTC financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the NFA. Under these rules, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the highest of: (i) $1,000,000; (ii) 8.0% of domestic and foreign domiciled customer and non-customer (excluding proprietary) risk maintenance margin/performance bond requirements for all domestic and foreign futures, options on futures contracts and cleared over-the-counter derivatives positions, excluding the risk margin associated with naked long option positions; or (iii) 2.0% of aggregate customer debit balances. At March 31, 2011, TradeStation Securities had net capital of approximately $60.2 million (40.4% of aggregate debit items), which was approximately $57.0 million in excess of its required net capital of approximately $3.2 million. At December 31, 2010, TradeStation Securities had net capital of approximately $68.4 million (51% of aggregate debit items), which was approximately $65.6 million in excess of its required net capital of approximately $2.8 million. At March 31, 2011 and December 31, 2010, TradeStation Forex had net capital of approximately $23.0, $3.0 million higher than its $20.0 million minimum net capital required to be maintained by a CFTC-registered, NFA-member retail foreign currency dealer (RFED).

(11)	FAIR VALUE MEASURES

The Fair Value Measurements and Disclosures Topic establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with guidance under the Fair Value Measurements and Disclosures Topic, three levels of inputs may be used to measure fair value:

Level 1 – Level 1 inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of U.S. Treasury Bills and Notes (“U.S. Treasuries”) and actively-traded, marketable, exchange-listed equity securities. As of March 31, 2011, the Company’s U.S. Treasuries had maturities ranging from April 2011 to February 2014.

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

Level 3 – Level 3 inputs are unobservable inputs regarding financial instruments that are supported by little or no market activity and whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company did not hold any Level 3 assets during the three months ended March 31, 2011.

The following table summarizes the basis used to measure the fair value of securities on a recurring basis in the Company’s consolidated balance sheet as of March 31, 2011 (in thousands):

	March 31, 2011
	Level I	Level II	Level III	Fair Value

Investments segregated in compliance with federal regulations	$1,279,122	$—	$—	$1,279,122

Marketable securities	$55,189	$5,700	$—	$60,889

Deposits with clearing organizations	$27,984	$—	$—	$27,984

The Company purchased available-for-sale marketable securities of approximately $26.1 million and had proceeds from the sale or maturity of available-for-sale marketable securities of approximately $20.0 million during the three months ended March 31, 2011. As of March 31, 2011, the Company had approximately $35.8 million of available-for-sale marketable securities.

Broker-dealers are required to account for investments in marketable securities as trading investments. The Company’s broker-dealer, TradeStation Securities, had net trading investment transactions (purchases, net of proceeds and interest accreted) of $20.5 million during the three months ended March 31, 2011. The Company capitalized its recently-formed subsidiary, TradeStation Forex, with $23.0 million, of which $22.7 million was invested in U.S. Treasuries that had maturities longer than 90 days. As of March 31, 2011, TradeStation Securities and TradeStation Forex had investments of approximately $1.32 billion. Unrealized net marked-to-market losses from these trading investments were approximately $51,000 during the three months ended March 31, 2011. Such unrealized net losses and net gains are reflected in the accompanying consolidated statements of income.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$56,416	$56,416
Cash and investments segregated in compliance with federal regulations	1,329,491	1,329,491
Marketable securities	60,889	60,889
Receivables from brokers, dealers, clearing organizations and clearing agents	117,378	117,378
Receivables from brokerage customers, net	70,891	70,891
Deposits with clearing organizations	35,524	35,524

Financial liabilities:
Payables to brokers, dealers and clearing organizations	52,853	52,853
Payables to brokerage customers	1,456,536	1,456,536

(12)	COMMITMENTS AND CONTINGENCIES

Restricted Cash

As of March 31, 2011 and December 31, 2010, the Company had $478,000 of restricted cash supporting a ten-year lease agreement for its corporate headquarters.

Operating Leases

The Company has a ten-year lease expiring in August 2012 (with two 5-year renewal options) that commenced in the summer of 2002 for an approximately 70,000-square-foot corporate headquarters in Plantation, Florida. Rent escalations, free rent, and leasehold and other incentives are recognized on a straight-line basis over the initial ten-year term of this lease. In addition to its corporate headquarters, the Company has seven non-cancelable operating leases for facilities (including three data centers) with expirations ranging from June 2011 to May 2016. Future minimum lease payments as of March 31, 2011 under all operating leases are as follows (in thousands):

2011	$4,593
2012	3,901
2013	657
2014	504
2015	414
Thereafter	57

$10,126

During the three months ended March 31, 2011 and 2010, total rent expense (which is included in occupancy and equipment and data centers and communications expenses in the accompanying consolidated statements of income) was approximately $2.0 million and $1.7 million, respectively.

Purchase Obligations

As of March 31, 2011, the Company had various purchase obligations through December 2014 totaling approximately $3.6 million, as follows: approximately $2.7 million, $792,000, $69,000, and $46,000 during the remainder of 2011, 2012, 2013 and 2014, respectively, related primarily to back-office systems and telecommunications services.

Litigation and Claims

On or about December 20, 2007, TradeStation Technologies was named as one of several defendants in a complaint filed in the United States District Court, Southern District of Texas, styled Amacker, et. al. v. Renaissance Asset Management (RAM), et. al. Other named defendants include Anthony Michael Ramunno, Man Financial Inc., MF Global, Inc., Lind-Waldock & Company, LLC, Vision, LP, Vision Financial Markets, LLC, R.J. O’Brien, and FXCM Holdings, LLC. The initial complaint alleged that over forty plaintiffs are entitled to damages because the plaintiffs were investors in a fraudulent commodity pool operated by Mr. Ramunno and RAM. The initial complaint alleged that TradeStation Technologies conducted trades on behalf of and at the request of Mr. Ramunno and RAM. The initial complaint attempted to allege the following claims: (i) violations of the Commodity Exchange Act and accompanying regulations; (ii) common law fraud under Texas law; (iii) statutory fraud under the Texas Business and Commerce Code; (iv) breach of fiduciary duties under Texas law; (v) negligent and intentional misrepresentations under Texas law; and (vi) negligence under Texas law. Plaintiffs filed a Second Amended Complaint that contained similar factual allegations and attempted to allege a single claim for aiding and abetting liability under the Commodity Exchange Act. The Second Amended Complaint asserted actual damages of at least $32.0 million. On October 10, 2008, the court dismissed the case for failure to state a claim upon which relief may be granted. On December 2, 2008, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit, and, on February 2, 2009, plaintiffs filed their Appellants’ Brief with that court. On March 6, 2009, TradeStation Technologies filed its Opposition Brief. Oral arguments on the appeal were held on September 2, 2009. No decision has yet been issued by the appeals court.

On or about February 9, 2010, TradeStation Securities and TradeStation Group were named as the only defendants in a complaint filed in the United States District Court, Northern District of Illinois, Eastern Division, styled Trading Technologies International, Inc. v. TradeStation Securities, Inc. and TradeStation Group, Inc. The complaint, as amended, alleges that TradeStation Securities and TradeStation Group have infringed and continue to infringe several patents held by Trading Technologies International, Inc. The plaintiff seeks a judgment enjoining the alleged infringement and awarding unspecified damages and costs. TradeStation Securities and TradeStation Group filed their answer on August 31, 2010 generally denying the allegations and asserting a variety of affirmative defenses. The FRCP Rule 26(a)(1) Initial Disclosures have been exchanged, and plaintiff’s Initial Infringement Contentions and Defendants’ Non-Infringement Contentions have been filed. Discovery has commenced and trial was initially scheduled for July 16, 2012, but will not go forward at that time because, on February 3, 2011, a Federal Judge granted Trading Technologies’ motion to consolidate 12 similar actions against various defendants, including the case against TradeStation Securities and TradeStation Group, into one case. On February 26, 2011, TradeStation filed a motion to de-consolidate itself. The case was scheduled for a status conference on February 28, 2011. At that conference, TradeStation was given permission by the judge to file a summary judgment motion that, in the Company’s opinion, seeks to eliminate the crux of the plaintiff’s claims. While it is too early to predict the outcome of this matter, management believes the case to be without merit.

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

On May 3, 2011, a Direct Shareholder Class Action Complaint Based on Breach of Fiduciary Duties titled Don Coishi, Individually, and on Behalf of All Others Similarly Situated, Plaintiff, vs. TradeStation Group, Inc., Salomon Sredni, Denise E. Dickins, Michael W. Fipps, Nathan D. Leight, Charles F. Wright, Felix 2011 Acquisition Sub, Inc. and Monex Group, Inc., Defendants, Case No. 11-10195, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Coishi Complaint”). The Coishi Complaint names as defendants the Company and the members of its Board of Directors, as well as Monex Group, Inc. (“Monex Group”) and its wholly-owned subsidiary, Felix 2011 Acquisition Sub, Inc. (the “Merger Sub”). The Coishi Complaint alleges, among other things, that the Company’s directors have violated applicable law by breaching their fiduciary duties (including the duties of loyalty, due care and candor) owed to the Plaintiff and the proposed class of holders of the Company’s common stock (other than the Defendants and affiliates thereof) in connection with the proposed acquisition of the Company by Monex Group and Merger Sub through a cash tender offer followed by a second step merger (collectively, the “Transaction”), and further alleges that the Company, Monex Group and Merger Sub aided and abetted the alleged breaches of the fiduciary duties. The Coishi Complaint also alleges that the Transaction yields an unfair price. The Coishi Complaint seeks injunctive relief (including to enjoin the consummation of the Transaction), rescission of the Agreement and Plan of Merger dated April 20, 2011 among the Company, Monex Group and Merger Sub and an award of reasonable attorney’s fees and expenses, in addition to other relief. The Company believes the allegations of the Coishi Complaint lack merit and will contest this action vigorously.

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

The Company decided, as of June 1, 2002, not to carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon the Company’s assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to the Company’s business. The Company recently reviewed this insurance with insurance agents and its view remains unchanged.

Management Continuity Agreements

In December 2005, the Company entered into a management continuity agreement with three of its executive officers, one of whom is no longer with the Company. Each management continuity agreement provides for potential severance payments during the 100-day period following a change in control, as that term is defined in the agreement, of an amount equal to up to two years of the executive’s annual compensation. The management continuity agreements do not commit the Company to retain any executive’s services for any fixed period of time, do not provide for severance payments unless the Company undergoes a change in control, and did not represent new hires or appointments. As of March 31, 2011, the aggregate potential severance payments under the management continuity agreements were approximately $1.0 million. See also Note 16 – SUBSEQUENT EVENTS.

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

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin and leveraged accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. TradeStation Forex, beginning in April 2011, is responsible for monitoring required leverage levels for all forex business (prior to April 2011, under TradeStation Securities’ contractual relationship with Gain Capital, Gain Capital had this responsibility). For further discussion, see Note 6 – RECEIVABLES FROM BROKERAGE CUSTOMERS.

TradeStation Securities loans securities temporarily to other broker-dealers in connection with its broker-dealer business. TradeStation Securities receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, TradeStation Securities may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. TradeStation Securities seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis and requiring additional cash as collateral when necessary.

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

TradeStation Securities provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable. However, management believes that the possibility of TradeStation Securities being required to make payments under these arrangements is remote, although less remote than it was prior to the events that led to the recent global economic crisis. Accordingly, no liability has been recorded for these potential events.

(13)	INCOME TAXES

During the three months ended March 31, 2011, the Company recorded an income tax provision of $805,000 based upon its current estimated annual effective income tax rate of approximately 40%, and $89,000 of certain one-time state income tax accruals and other discrete items. During the three months ended March 31, 2010, the Company recorded an income tax provision of $1.8 million based upon its then-estimated annual effective income tax rate of approximately 40%.

As of March 31, 2011, the Company did not have any net operating loss carryforwards. The Company did not have an unrecognized tax benefit as of March 31, 2011, but had an unrecognized tax benefit of approximately $111,000 as of December 31, 2010. If these tax benefits had been recognized in the consolidated financial statements, they would not have had a material impact on the Company’s annual effective tax rate because the difference is temporary in nature. The Company does not anticipate any significant changes in uncertain tax positions over the next twelve months.

As of March 31, 2011, the Company was subject to federal income taxes in the U.S. and income taxes in six states, and in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to be applied. In March 2011, the Company was notified that it will undergo a routine tax examination by a state authority for the 2007 through 2009 fiscal years and such examinations are in progress. The Company is no longer subject to U.S. federal tax examinations or state and local tax examinations for periods prior to 2006.

Any interest and penalties, if incurred in connection with an income tax examination, would be recognized as components of income tax expense.

(14)	SEGMENT AND RELATED INFORMATION

The Company operates in two principal business segments: (i) brokerage services; and (ii) software products and services. After elimination of intercompany charges, 94% of the Company’s consolidated net revenues in the three month periods ended March 31, 2011 and 2010 were generated by the brokerage services segment. The Company evaluates the performance of its segments based on revenue and income before income taxes. The brokerage services segment represents the operations of TradeStation Securities and TradeStation Europe Limited (and, beginning April 2011, TradeStation Forex) and the software products and services segment represents the operations of TradeStation Technologies. Intercompany transactions between segments are based upon intercompany licensing and support and expense-sharing agreements, which reflect current business relationships and are designed to comply with applicable regulatory requirements. All significant intercompany transactions and balances have been eliminated in consolidation.

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues:
Brokerage services
Revenues, excluding interest	$26,731	$26,606
Interest income	3,538	2,281
Interest expense	—	—
Gains (losses) on marketable securities, net	(51)	1,221

	30,218	30,108

Software products and services
Revenues, excluding interest	16,603	16,194
Interest income	38	12

	16,641	16,206

Eliminations of intercompany charges to brokerage services segment	(14,713)	(14,224)

	$32,146	$32,090

Income (loss) before income taxes:
Brokerage services	$(4,651)	$(2,058)
Software products and services	6,452	6,543

	$1,801	$4,485

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Identifiable assets:
Brokerage services	$1,634,737	$1,532,723
Software products and services	60,145	60,443

	$1,694,882	$1,593,166

(15)	STOCK BUY-BACK PLAN

In October 2006, the Company’s Board of Directors authorized, and the Company announced, the use of up to $60 million of the Company’s available and unrestricted cash, over a four-year period, to repurchase shares of its common stock in the open market or through privately-negotiated transactions. The stock repurchases were authorized to be made pursuant to a Rule 10b5-1 plan. The four-year period commenced on November 13, 2006 and was completed on November 12, 2010. During the three months ended March 31, 2010, the Company used approximately $3.7 million to purchase 518,169 shares of its common stock at an average price of $7.19 per share. For the entire plan, the Company used $59.8 million to purchase 7,036,472 shares of its common stock at an average price of $8.50 per share. All shares purchased have been retired.

(16)	SUBSEQUENT EVENT

On April 20, 2011, the Company announced that it entered into a definitive agreement pursuant to which Monex Group, a Japanese online brokerage firm, will acquire all the outstanding common stock of the Company for $9.75 per share, or approximately $411 million in aggregate, through a cash tender offer followed by a merger, subject to holders of a majority of the Company’s outstanding shares of common stock (on a fully diluted basis) tendering their shares, obtaining required regulatory approvals, and satisfying other customary closing conditions. Pursuant to that definitive agreement, the tender offer is to commence by May 10, 2011 and, once commenced, is scheduled to be concluded twenty (20) business days from that date, or June 7, 2011, subject to a majority of shares being tendered, the required regulatory approvals being obtained, and the other customary closing conditions being satisfied by such date. The closing of the tender offer is expected to be followed promptly by a statutory merger, i.e., one that does not require shareholder approval.

Also on April 20, 2011, the Company and the Company’s Chief Executive Officer, Salomon Sredni, entered into an Employment and Management Continuity Agreement (the “Management Continuity Agreement”), pursuant to which Mr. Sredni would be employed as Chief Executive Officer of the Company, would have a position on the Global Management Committee of Monex (which will oversee the Asia, U.S. and E.U. operations of Monex) and would be a member of the Board. The term of the Management Continuity Agreement will commence on the effective time of the Merger and end on the three-year anniversary thereof unless extended by mutual agreement between the Company and Mr. Sredni. The terms and provisions of the Management Continuity Agreement are subject to and contingent upon the completion of the transactions contemplated by the Merger Agreement and will not become effective until the effective time of the Merger.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read and evaluated in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of TradeStation Group and its subsidiaries contained in this report and with the issues, uncertainties and risk factors related to our business and industry described in “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2010 and in “ITEM 1A. RISK FACTORS” of PART II – OTHER INFORMATION of this report. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

Overview and Recent Developments

We announced, the evening of April 20, 2011, that we entered into a definitive agreement pursuant to which Monex Group, Inc. (Monex Group), a Japanese online brokerage firm, will acquire all the outstanding common stock of TradeStation for $9.75 per share, or approximately $411 million in aggregate, through a cash tender offer followed by a merger, subject to holders of a majority of the Company’s outstanding shares of common stock (on a fully diluted basis) tendering their shares, obtaining required regulatory approvals, and satisfying other customary closing conditions. Pursuant to that definitive agreement, the tender offer is to commence by May 10, 2011 and, once commenced, is scheduled to be concluded twenty (20) business days from that date, or June 7, 2011, subject to a majority of shares being tendered, the required regulatory approvals being obtained, and the other customary closing conditions being satisfied by such date. The closing of the tender offer is expected to be followed promptly by a statutory merger, i.e., one that does not require shareholder approval.

We also announced, on the evening of April 20, 2011, that we entered into an Employment and Management Continuity Agreement (the Management Continuity Agreement) with Mr. Sal Sredni, our Chief Executive Officer, pursuant to which Mr. Sredni would be employed as our Chief Executive Officer, would have a position on the Global Management Committee of Monex (which will oversee the Asia, U.S. and E.U. operations of Monex) and would be a member of the Board. The term of the Management Continuity Agreement will commence on the effective time of the Merger and end on the three-year anniversary thereof unless extended by mutual agreement between the Company and Mr. Sredni. The terms and provisions of the Management Continuity Agreement are subject to and contingent upon the completion of the transactions contemplated by the Merger Agreement and will not become effective until the effective time of the Merger.

TradeStation Securities, Inc. (Member NYSE, FINRA, SIPC, DTCC, OCC & NFA) is a licensed securities broker-dealer and a registered futures commission merchant, and also a member (or shareholder with rights equivalent to membership) of various equities and equity options exchanges. TradeStation Securities’ business is also subject to the rules and requirements of the Securities and Exchange Commission (SEC), Commodity Futures Trading Commission (CFTC) and state regulatory authorities (the firm is registered to conduct its brokerage business in all 50 states and the District of Columbia). TradeStation Securities self-clears most of its equities and equity and index options business, uses an established futures clearing firm to clear its futures business on an omnibus clearance basis (in January 2010, TradeStation Securities completed a transition of its futures clearance arrangement from a fully-disclosed relationship to an omnibus clearance relationship basis with a facilities management agreement), and, through March 31, 2011, used an established forex dealer firm to clear its forex business. On or about April 8, 2011, TradeStation Forex received a transfer from Gain Capital of substantially all TradeStation Securities’ forex accounts that were previously introduced by TradeStation Securities to Gain Capital, and commenced operations as a forex dealer using the “agency broker model” (at which time TradeStation Securities ceased conducting any forex business).

TradeStation Securities’ revenues consist primarily of transactional commissions and fees (including monthly service fees), and interest income derived from customer cash balances and margin lending to customers. Starting in April 2011, TradeStation Forex’s revenues consist primarily of reasonable “markups” included in the foreign currency spreads, which in effect represent TradeStation Forex’s commissions per transaction, offered to its forex customers (and no monthly service fees, separate commissions or fees for the use of forex data are charged). Prior to April 2011, revenues generated by forex accounts included payments by Gain Capital to TradeStation Securities which represented a portion of the spread Gain Capital was offering those customers plus, if applicable, a monthly service fee payable to TradeStation Securities.

As of March 31, 2011, TradeStation Securities had 47,853 equities, futures and forex accounts (the vast majority of which were equities and futures accounts), a net increase of 272 accounts, or 0.6%, when compared to 47,581 accounts as of December 31, 2010, and a net increase of 827 accounts, or 2%, when compared to 47,026 accounts as of March 31, 2010. We define a brokerage account as one that either has a positive asset balance of at least $200 or has had activity within the past 180 days. In other words, an account is deemed inactive and is not included in counting total brokerage accounts if it has had less than a $200 balance and has had no activity within the past 180 days.

During the three months ended March 31, 2011, TradeStation Securities’ brokerage customer accounts had 85,611 daily average revenue trades (often called “DARTs”), an increase of 7%, when compared to 80,192 DARTs during the three months ended March 31, 2010. The following table presents certain brokerage metrics and account information:

	For the Three Months Ended March 31,
	2011	2010	% Change

Daily average revenue trades (DARTs)	85,611	80,192	7

Self-clearing Client Balances
Average equities client credit balances (millions)	$1,003	$879	14
Average equities client margin balances (millions)	$69	$48	44

Client Trading Activity – Per Account
Annualized trades	452	434	4
Annualized average net revenue	$2,551	$2,652	(4)

	As of March 31,
	2011	2010	% Change
Client Account Information
Total brokerage accounts	47,853	47,026	2

Average assets per account – equities	$75,500	$69,000	9
Average assets per account – futures	$23,000	$20,000	15

We compute DARTs as follows: For equities and equity and index options, a revenue trade included to calculate DARTs is a commissionable trade order placed by the customer and executed, regardless of the number of shares or contracts included in the trade order. For futures and forex, a revenue trade included to calculate DARTs is one round-turn commissionable futures contract traded, or one round-turn lot (or forex deal) traded, regardless of the number of individual orders made and executed (i.e., one futures or forex order may contain numerous contracts or deals, but each round-turn contract and deal is counted as a separate revenue trade). When viewing our DARTs, it should be taken into account that, for equities and equity and index options, we charge commissions based, for equities, on share volume (except for equities customers who opt for our per-trade basis commission structure commonly referred to as “flat-ticket” or “flat-commission”) or, for options, number of contracts traded. For futures, we charge commissions on a per contract basis and, for forex, we receive a portion of the spread, plus, prior to April 2011, a separate commission per deal. It should be noted that all DARTs are not equal. The revenue we derive from each revenue trade depends on the asset in question (equities, equity and index options, futures, forex – each has a different per unit revenue structure and cost structure), and, within each asset class, revenue per equity, contract or deal varies to the extent higher volume traders receive more favorable pricing, which they often do.

TradeStation Technologies, Inc. owns all of our intellectual property. TradeStation Technologies also provides subscription services for TradeStation. The subscription version of TradeStation is an institutional-quality service that offers strategy trading software tools that generate real-time buy and sell alerts based upon the subscriber’s programmed strategies, but does not include order execution. Subscribers are charged a monthly subscription fee.

TradeStation Europe Limited is our subsidiary in the United Kingdom. In February 2006, TradeStation Europe became authorized by the United Kingdom’s FSA to act as a Securities and Futures Firm in the United Kingdom to introduce accounts, and currently introduces accounts solely to TradeStation Securities and TradeStation Forex. The FSA category of authorization is “ISD Category D Arranger,” meaning that TradeStation Europe may solicit and introduce UK clients who are active, experienced traders to its US affiliates for equities, options, futures and forex account services. In February 2007, TradeStation Europe obtained its “passport” pursuant to which the company may use its FSA authorization to qualify to conduct similar business throughout the European Economic Area (EEA), and in fact has used that “passport” to register in all EEA countries.

TradeStation Forex, Inc. was formed in 2010 with the plan that it would, exclusively, assume, own and conduct all of our forex brokerage business (such business was historically owned and conducted by TradeStation Securities using the forex dealer Gain Capital to clear such forex business on a fully-disclosed basis). In January 2011, TradeStation Forex was registered with the Commodity Futures Trading Commission (CFTC) as a Retail Foreign Exchange Dealer (RFED) and approved by the National Futures Association (NFA) as a forex dealer member (FDM). In April 2011, TradeStation Forex received $30.3 million as a transfer from Gain Capital of substantially all of TradeStation Securities’ forex accounts that were introduced by TradeStation Securities to Gain Capital, and commenced operations as a forex dealer using the “agency broker model” (at which time TradeStation Securities ceased conducting any forex business).

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The following areas are particularly subject to management’s judgments and estimates or are key components of our results of operations and financial position: Brokerage Commissions and Fees, Net Interest Income, Income Taxes, and Uninsured Loss Reserves. Actual results could differ materially from our estimates. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

For the three months ended March 31, 2011 and 2010, we operated in two principal business segments: (i) brokerage services; and (ii) software products and services. The brokerage services segment represents the operations of TradeStation Securities, TradeStation Europe Limited and, after March 31, 2011, of TradeStation Forex, and the software products and services segment represents the operations of TradeStation Technologies. We ceased marketing our legacy software products and subscription software services in the U.S. market in 2000. Our primary sources of consolidated revenue are generated from the brokerage services segment, and the brokerage services segment should continue to produce most of our revenues for the foreseeable future. After elimination of intercompany charges, 94% of our consolidated net revenues in the three month periods ended March 31, 2011 and 2010 were generated by the brokerage services segment. Given the size of that percentage, other than our discussion and the table in Note 14 – SEGMENT AND RELATED INFORMATION in ITEM 1. FINANCIAL STATEMENTS of PART I of this report, we will discuss our results of operations for the overall company instead of on a segmented basis. The following table presents, for the periods indicated, our consolidated statements of income data and presentation of that data as a percentage of change from period to period (unaudited):

	For The Three Months Ended March 31,
			Change
	2011	2010	$	%
	(In thousands, except percentages)

Revenues:
Brokerage commissions and fees	$27,123	$26,948	$175	1

Interest income	3,576	2,293	1,283	56
Brokerage interest expense	—	—	—	—

Net interest income	3,576	2,293	1,283	56

Subscription fees and other	1,498	1,628	(130)	(8)
Gains (losses) on marketable securities, net	(51)	1,221	(1,272)	(104)

Net revenues	32,146	32,090	56	—

Expenses:
Employee compensation and benefits	11,694	11,194	500	4
Clearing and execution	7,258	7,184	74	1
Data centers and communications	3,828	3,502	326	9
Marketing	2,392	1,532	860	56
Professional services	751	697	54	8
Occupancy and equipment	802	752	50	7
Depreciation and amortization	1,918	950	968	102
Other	1,702	1,794	(92)	(5)

Total expenses	30,345	27,605	2,740	10

Income before income taxes	1,801	4,485	(2,684)	(60)

Income tax provision	805	1,811	(1,006)	(56)

Net income	$996	$2,674	$(1,678)	(63)

Three Months Ended March 31, 2011 and 2010

Net revenues were $32.1 million for the three months ended March 31, 2011 and March 31, 2010. Brokerage commissions and fees were substantially the same in both three-month periods, and we had an increase in net interest income during the 2011 first quarter of $1.3 million, or 56%, that was offset by a $1.3 million decrease in unrealized mark-to-market net gains and losses on marketable securities. The increase in net interest income was primarily a result of an increase in our receivables from brokerage customers (margin balances) and interest income generated by our recently-launched securities lending business conducted by the prime services division of TradeStation Securities. Changes in the fair values of our U.S. Treasury securities and our CBOE Holdings investment, as well as future investments, may result in unrealized gains and losses or, if such instruments are sold, realized gains or losses. We do not consider any of these unrealized net gains (or future reversals thereof) or any future unrealized gains or losses to be important in evaluating our company or its operations, as ownership of these securities as investments is not core to our business or our business model.

Net income was approximately $996,000 for the three months ended March 31, 2011, compared to $2.7 million for the three months ended March 31, 2010, a decrease of $1.7 million, or 63%. The decrease resulted primarily from a $2.7 million, or 10%, increase in total expenses and a $1.3 million, or 104%, decrease in revenue from unrealized gains and losses on marketable securities, partially offset by a $1.0 million decrease in our income tax provision and a $1.3 million, or 56%, increase in interest income.

Income before income taxes was $1.8 million (6% of net revenues) for the three months ended March 31, 2011, compared to $4.5 million (14% of net revenues) for the three months ended March 31, 2010, a decrease of $2.7 million, or 60%. The $2.7 million decrease in income before income taxes was due primarily to our decrease in revenues from unrealized gains and losses on marketable securities of $1.3 million, an increase in depreciation and amortization expense of $968,000, an increase in marketing of $860,000, an increase in employee compensation and benefits expense of $500,000, and an increase in data centers and communications costs of $326,000, partially offset by an increase in net interest income of $1.3 million. Our pre-tax margin (income before income taxes divided by net revenues) decreased from 14% to 6% due primarily to the same reasons that explain our decrease in income before income taxes. Excluding the $1.2 million of unrealized net gains on marketable securities in the 2010 first quarter, our pre-tax margin for the three months ended March 31, 2010 would have been 11%. We believe that excluding the gains and losses on marketable securities from our pre-tax margin calculation provides investors with a more accurate view of our operating results since we do not believe those unrealized gains or losses are important to our core business.

During the three months ended March 31, 2011, we recorded an income tax provision of $805,000 based upon our current estimated annual effective income tax rate of approximately 40%, and $89,000 of certain one-time state income tax accruals and other discrete items. During the three months ended March 31, 2010, we recorded an income tax provision of $1.8 million based upon our then-estimated annual effective income tax rate of approximately 40%.

Revenues

Brokerage Commissions and Fees – Brokerage commissions and fees consist of commissions for equities, futures and forex transactions and, to a lesser extent, monthly service and other fees earned from brokerage customers using the TradeStation online trading platform. For the three months ended March 31, 2011, brokerage commissions and fees were approximately $27.1 million, compared to $26.9 million for the three months ended March 31, 2010, a $175,000 or 1%, increase. We continuously review and assess our pricing, and we may adjust or restructure our commission and fee offerings from time to time in response to competitive pressures if and when they arise or as strategic pricing initiatives. For example, our new forex offering, which we launched in April 2011, charges no service fees, premium software fees or commissions to forex customers, and seeks to derive transactional revenue solely by adding a reasonable “mark-up” to the forex spreads (this “mark-up” will be reflected as brokerage commissions and fees in our consolidated statements of income).

Interest Income – Interest income consists of interest earned on securities brokerage customer cash balances and margin lending balances, interest earned on futures brokerage customer cash balances, interest shared with us by our forex clearance agent, net interest income earned from our securities lending business, and interest earned on corporate cash and cash equivalents and certain marketable securities. For the three months ended March 31, 2011, interest income was $3.6 million, compared to $2.3 million for the three months ended March 31, 2010. This $1.3 million, or 56%, increase was due primarily to a higher yield on our U.S. Treasury securities portfolio, an increase in receivables from our brokerage customers (margin balances) and interest from our securities lending business, which did not exist in the 2010 first quarter. The average margin balances on our equities accounts increased to an average of $69.2 million during the first quarter of 2011, compared to an average balance of $48.0 million during the first quarter of 2010. Net interest income from our securities lending business was approximately $329,000 during the three months ended March 31, 2011. We estimate, based on the size and nature of our customer assets as of March 31, 2011 (and assuming for these purposes that the size and nature of our customer assets do not change), that each basis point increase or decrease in the yield on our U.S. Treasury securities (based upon the tenure of our U.S. Treasury securities) will impact our annual net income by approximately $43,000. Interest income for future periods may be materially affected by changes in the yield on our U.S. Treasury securities and the extent, if any, to which our customer cash account balances and/or margin lending balances increase or decrease, as well as any decisions we may make to provide more or less favorable debit or credit interest rates to our customers.

Brokerage Interest Expense – Brokerage interest expense consists of amounts paid or payable to brokerage customers based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on company borrowings, which, if any, would be included in Expenses – Other below. We did not incur any interest expense during the three months ended March 31, 2011 or 2010. Factors that could affect brokerage interest expense in the future include: the growth (if any) and mix of business in our brokerage customer base among equities, futures and forex; average assets per account and the portion of account assets held in cash; and future decisions concerning credit or debit interest rates offered to our equities, futures and forex customers (as a result of changes in short-term interest rates or for other business reasons).

Subscription Fees and Other – Subscription fees and other revenues consist of, primarily, monthly fees earned for providing streaming real-time, Internet-based trading analysis software tools and market data services to non-brokerage customers and, to a lesser extent, fees for our training workshops that are designed to help customers take fuller advantage of the features and functions of the TradeStation electronic trading platform. For the three months ended March 31, 2011, subscription fees and other revenues were approximately $1.5 million, compared to $1.6 million during the three months ended March 31, 2010. The $130,000, or 8%, decrease was due primarily to a decrease in the number of subscribers. The amount of subscription fees in the future will depend upon the number of subscription terminations and the number of new subscriptions each month. Subscription services have not been actively marketed in the U.S. since 2000, so it is expected that subscription terminations will continue to exceed new subscriptions.

Gains (Losses) on Marketable Securities, Net – Gains (losses) on marketable securities, net, consist of realized gains and losses from U.S. Treasury securities, as well as, for TradeStation Securities and TradeStation Forex, unrealized gains or losses from U.S. Treasury securities and investments in equity securities. For the three months ended March 31, 2011, the net loss on marketable securities of $51,000 resulted from $540,000 in net unrealized loss from marking TradeStation Securities’ U.S. Treasury securities to fair value, partially offset by $489,000 of unrealized gain from marking our investment in CBOE Holdings to market. During the three months ended March 31, 2010, TradeStation Securities’ unrealized gains of $1.2 million were a result of marking its U.S. Treasury securities to fair value.

Expenses

Employee Compensation and Benefits – Employee compensation and benefits expenses consist primarily of employee salaries, sales commissions and bonuses, stock-based compensation and, to a lesser extent, payroll taxes, employee benefits (including group health insurance and employer contributions to benefit programs), recruitment, temporary employee services and other related employee costs. Employee compensation and benefits expenses were $11.7 million for the three months ended March 31, 2011, compared to $11.2 million for the three months ended March 31, 2010, an increase of approximately $500,000, or 4%. This increase was due primarily to increases in stock compensation of $251,000, commissions of $249,000, bonuses of $187,000, and wages of $124,000, partially offset by decreased severance and other personnel expenses of $212,000 and employee benefits of $165,000. During the three months ended March 31, 2011, there was an average of 391 full-time equivalent employees, compared to 396 full-time equivalent employees during the three months ended March 31, 2010.

Clearing and Execution – Clearing and execution expenses include the costs associated with executing and clearing customer trades, including fees paid to clearing agents and clearing organizations, exchanges and other market centers, fees and royalties paid for the licensing of self-clearing, back-office software systems and related services, and commissions paid to third-party broker-dealers. Clearing and execution expenses were approximately $7.3 million for the three months ended March 31, 2011, compared to $7.2 million for the three months ended March 31, 2010, an increase of approximately $74,000, or 1%. Clearing and execution expenses were approximately 27% of brokerage commissions and fees during the three months ended March 31, 2011 and 2010.

Data Centers and Communications – Data centers and communications expenses consist of: (i) data communications costs necessary to connect our server farms directly to electronic marketplaces, data sources and to each other; (ii) data communications costs and rack space at our facilities where the data server farms are located; (iii) data distribution and exchange fees; and (iv) telephone, Internet and other communications costs. Data centers and communications expenses were $3.8 million for the three months ended March 31, 2011, compared to $3.5 million for the three months ended March 31, 2010, an increase of $326,000, or 9%. This increase was due primarily to increases in server farm costs of $242,000 and increases in exchange fees of $155,000, partially offset by a decrease in circuit costs of $121,000. The increases in server farm costs resulted from increases in rack space, power and bandwidth charges associated with our new server farm.

Marketing – Marketing expenses are composed of marketing programs, primarily: advertising in various media, including Internet, direct mail, television and print media; account opening kits, and related postage; brochures; and other promotional items, including exhibit costs for industry events. Marketing expenses were $2.4 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010, an increase of $860,000, or 56%. The increase was due primarily to a new marketing campaign, launched in March 2011, that is designed to attract a broader range of active trader customers to TradeStation, and portions of which are dedicated to, and focused exclusively on, our new forex offering. Our marketing expenses in future quarters may vary significantly as a result of several factors, which may include the success of current and future sales and marketing campaigns and strategies, the mix of advertising media we use for marketing, the launch or release of new platform versions, products or services, the offering of sales seminars, and economic and market conditions. There can be no assurance that the new or modified marketing messages, or methods or focuses we use, or the increased dollars we commit to this new marketing campaign will improve our net account growth or otherwise have favorable results to our business.

Professional Services – Professional services expenses consist of fees for legal, accounting, tax, and other professional and consulting services. Professional services expenses were approximately $751,000 for the three months ended March 31, 2011, compared to $697,000 for the three months ended March 31, 2010, an increase of $54,000, or 8%. The increase is primarily the result of an increase in legal fees of $208,000, partially offset by decreases in consulting fees of $100,000 and accounting and taxes of $55,000. We expect that, in the 2011 second quarter, we will spend approximately an additional $1.0 million for legal, accounting and other professional services related solely to our announced acquisition by Monex Group.

Occupancy and Equipment – Occupancy and equipment expenses consist of rent, utilities, property taxes, repairs, maintenance and other expenses pertaining to our office and facilities space. Occupancy and equipment expenses were $802,000 for the three months ended March 31, 2011, compared to $752,000 for the three months ended March 31, 2010, an increase of $50,000, or 7%.

Depreciation and Amortization – Depreciation and amortization expenses consist primarily of depreciation on property and equipment and, to a lesser extent, amortization of intangible assets. Depreciation and amortization expenses were $1.9 million for the three months ended March 31, 2011, compared to $950,000 for the three months ended March 31, 2010, an increase of $968,000, or 102%, due primarily to capital expenditures for hardware and the acquisition of trading analysis software technology in 2010 in two separate transactions. See Liquidity and Capital Resources below.

Other – Other expenses consist of insurance, regulatory fees and related costs, employee travel and entertainment, settlements for legal matters, costs related to our conferences, training workshops, software maintenance, public company expenses, supplies, postage, exchange memberships, customer debits and errors, bank charges and other administrative expenses. Other expenses were $1.7 million for the three months ended March 31, 2011, compared to $1.8 million for the three months ended March 31, 2010, a decrease of $92,000, or 5%.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied materially in the past, and are likely to vary materially in the future. Such fluctuations may result in volatility in the price of our common stock. Our stock price has been very volatile throughout our history as a public company. For information regarding the risks related to the variability of quarterly results, see “ITEM 1A. RISK FACTORS” of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2010 and in “ITEM 1A. RISK FACTORS” of PART II – OTHER INFORMATION of this report.

Income Taxes

During the three months ended March 31, 2011, we recorded an income tax provision of $805,000 based upon our current estimated annual effective income tax rate of approximately 40% and $89,000 of certain one-time state income tax accruals and other discrete items. During the three months ended March 31, 2011, we recorded an income tax provision of $1.8 million based upon our then-estimated annual effective income tax rate of approximately 40%.

As of March 31, 2011, we did not have any net operating loss carryforwards. We did not have an unrecognized tax benefit as of March 31, 2011, but had an unrecognized tax benefit of approximately $111,000 as of December 31, 2010. If these tax benefits had been recognized in the consolidated financial statements, they would not have had a material impact on our annual effective tax rate because the difference is temporary in nature. We do not anticipate any significant changes in uncertain tax positions over the next twelve months.

As of March 31, 2011, we were subject to federal income taxes in the U.S. and income taxes in six states, and in the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to be applied. In March 2011, we were notified that we would undergo a routine tax examination by a state authority for the 2007 through 2009 fiscal years and such examinations are in progress. We are no longer subject to U.S. federal tax examinations or state and local tax examinations for periods prior to 2006.

See Note 13 – INCOME TAXES in ITEM 1. FINANCIAL STATEMENTS of PART I of this report for additional discussion of income taxes.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $56.4 million, of which $478,000 was restricted in support of a facility lease. We had marketable securities of approximately $60.9 million as of March 31, 2011, of which $5.7 million could be tendered for sale upon notice (generally no longer than seven days) to the remarketing agent. The remaining $55.2 million was composed of $52.9 million in U.S. Treasury Bills with original maturities greater than three months and $2.3 million in equity securities in CBOE Holdings. On April 1, 2011, as a result of TradeStation Securities’ March 31, 2011 month-end calculation under Rule 15c3-1 under the Securities Exchange Act of 1934 (see below), $11.7 million was transferred from cash and cash equivalents to cash and investments segregated in compliance with federal regulations.

As of March 31, 2011, TradeStation Securities had: $1.33 billion of cash and investments segregated in compliance with federal regulations in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 under the Securities Exchange Act of 1934 (Rule 15c3-3) and other regulations; receivables from brokerage customers of $70.9 million; and receivables from brokers, dealers, clearing organizations and clearing agents of $117.4 million. Receivables from brokerage customers are principally client margin loans which are demand loan obligations in customer equities accounts secured in part by cash and/or readily marketable securities. Receivables from and payables to brokers, dealers, clearing organizations and clearing agents represent, primarily, current open transactions which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.46 billion at March 31, 2011. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for TradeStation Securities (and for TradeStation Forex) in the future.

TradeStation Securities is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which is administered by the SEC and the Financial Industry Regulatory Authority (FINRA), and the CFTC financial requirement (Regulation 1.17 under the Commodity Exchange Act), which is administered by the CFTC and the NFA. Under these rules, TradeStation Securities calculates its net capital requirements using the “alternative method,” which requires the maintenance of minimum net capital, as defined by the rules, equal to the highest of: (i) $1,000,000; (ii) 8.0% of domestic and foreign domiciled customer and non-customer (excluding proprietary) risk maintenance margin/performance bond requirements for all domestic and foreign futures, options on futures contracts and cleared over-the-counter derivatives positions excluding the risk margin associated with naked long option positions; or (iii) 2.0% of aggregate customer debit balances. At March 31, 2011, TradeStation Securities had net capital of approximately $60.2 million (40.4% of aggregate debit items), which was approximately $57.0 million in excess of its required net capital of approximately $3.2 million.

As an RFED, TradeStation Forex is subject to the Adjusted Net Capital requirements of the CFTC (17 C.F.R. §5.7) and the NFA Financial Requirement Rule (§ 11(a)(i)). Under these rules, TradeStation Forex is required to maintain Adjusted Net Capital of at least $20.0 million. In anticipation of TradeStation Forex being approved as an RFED, we contributed $23.0 million to TradeStation Forex on August 13, 2010. In April 2011, TradeStation Forex received a transfer from Gain Capital of substantially all TradeStation Securities’ forex accounts that were introduced by TradeStation Securities to Gain Capital, and commenced operations as a forex dealer using the “agency broker model” (at which time TradeStation Securities ceased conducting any forex business).

In addition to net capital requirements, as a self-clearing broker-dealer TradeStation Securities is subject to DTCC, OCC and other cash deposit requirements, which are and may continue to be large in relation to the company’s total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of TradeStation Securities’ active trader clients’ securities trading activity. As of March 31, 2011, we had security deposits and U.S. Treasury Bills totaling $35.5 million with clearing organizations for the self-clearing of equities and standardized equity option trades. Our cash deposits with DTCC and OCC fluctuate significantly, and may increase or decrease significantly in future periods.

As of March 31, 2011, we had no long-term debt obligations or capital lease obligations. A summary of our operating lease obligations and minimum purchase obligations (primarily related to back-office systems and telecommunications services) is as follows (in thousands):

	Payments Due By Period
Contractual obligations	Total	2011	2012 - 2013	2014 - 2016

Operating lease obligations	$10,126	$4,593	$4,558	$975

Purchase obligations	3,589	2,682	861	46

Total	$13,715	$7,275	$5,419	$1,021

We have no operating lease obligations or minimum purchase obligations extending beyond 2016.

In addition to the purchase obligations set forth in the table above, we currently anticipate, in order to provide for growth of our business (there being no assurance growth will occur), capital expenditures of approximately $4.5 million for the remainder of 2011. These capital expenditures are primarily for the purchase of computer hardware and to support the growth of our data server farms and back-office systems to help support our business. These expenditures are expected to be funded through operating cash flows, capital leases, or a combination of the two.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Net cash provided by operating activities totaled approximately $21.4 million during the three months ended March 31, 2011, compared to net cash provided by operating activities of $20.6 million during the three months ended March 31, 2010. The increase of $799,000 was due primarily to a decrease in net brokerage assets of $3.8 million, and an increase in net income as adjusted for non-cash items, of $788,000, partially offset by net changes of $3.8 million in non-brokerage working capital items. The decrease in net brokerage assets was primarily a result of a $330.1 million decrease in trading investments transactions, net, partially offset by a $326.4 million decrease in payables to brokerage customers during the three months ended March 31, 2011.

Investing activities used cash of $7.3 million and provided cash of $12.9 million during the three months ended March 31, 2011 and 2010, respectively. The decrease of $20.2 million was primarily due to increases in purchases of available-for-sale marketable securities of $16.0 million and decreases in proceeds from maturities of available-for-sale marketable securities of $5.5 million.

Financing activities provided cash of $380,000 and used cash of $3.4 million during the three months ended March 31, 2011 and 2010, respectively. The source of cash for financing activities for the three months ended March 31, 2011 was from the excess tax benefits from stock-based compensation of $235,000 and the proceeds from issuance of common stock of $145,000. The primary use of cash during the three months ended March 31, 2010 was $3.7 million for the repurchase of company shares.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 Rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 Rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. Our adoption of ASU 2010-06, effective January 1, 2010, and the deferred portion of ASU 2010-06, effective January 1, 2011, did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Nearly all TradeStation Securities equities customer accounts are margin accounts and all futures and forex accounts use leverage. In margin transactions, TradeStation Securities may be obligated for credit extended to its customers by it or its clearing agents that are collateralized by cash and securities in the customers’ accounts. In connection with securities activities, TradeStation Securities also executes customer transactions involving the sale of securities not yet purchased (short sales), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and TradeStation Securities’ and its clearing agents’ internal policies. New short sales rules have been imposed by regulatory authorities and more may be imposed in the near future. Additionally, TradeStation Securities may be obligated for credit extended to its customers by its clearing agents for futures and forex transactions that are collateralized by cash (and futures or forex positions, as the case may be) in the customers’ accounts. In all cases, such transactions may expose TradeStation Securities to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, TradeStation Securities may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. TradeStation Forex also has direct responsibility to ensure full compliance with respect to applicable laws and regulations relating to forex leverage (prior to April 2011, under TradeStation Securities’ contractual relationship with Gain Capital, Gain Capital had this responsibility).

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring customers to maintain collateral in their margin and leveraged accounts in compliance with various regulatory requirements, internal requirements, and the requirements of clearing agents. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, require the customers to timely deposit additional collateral or to reduce positions when necessary. TradeStation Forex is responsible for monitoring required leverage levels for all forex business.

TradeStation Securities provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchanges, other members would be required to meet shortfalls. TradeStation Securities’ liability under these arrangements is not quantifiable. However, management believes that the possibility of the company being required to make payments under these arrangements is remote, although less remote than it was prior to the recent events that led to the global economic crisis. No liability has been recorded for these potential events.

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

TradeStation Securities seeks to manage the risks associated with its customers’ activities by requiring them to maintain margin and leverage collateral levels and reduce concentrated positions in compliance with regulatory and internal guidelines. TradeStation Securities and its clearing agents monitor required margin and leverage levels on an intra-day basis and, pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary. TradeStation Forex, beginning in April 2011, is responsible for monitoring required leverage levels for all forex business (prior to April 2011, under TradeStation Securities’ contractual relationship with Gain Capital, Gain Capital had this responsibility).

As a self-clearing broker-dealer, TradeStation Securities holds interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. These funds totaled $1.33 billion at March 31, 2011. Interest-earning assets are financed primarily by short-term liabilities, which totaled $1.46 billion at March 31, 2011, in the form of customer cash balances. In addition to earning interest on the customer funds segregated in compliance with federal regulations, TradeStation Securities earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances (we are currently not paying any interest to customers on their cash balances). TradeStation Securities also earns interest from interest revenue-sharing arrangements with its clearing agents. Changes in interest rates also affect the interest earned on our cash and cash equivalents, marketable securities and security deposits. As of March 31, 2011: our cash and cash equivalents consisted primarily of U.S. Treasury securities; our marketable securities consisted primarily of U.S. Treasury securities and federal tax-exempt variable rate demand note securities that are secured by a letter of credit from Bank of America (which can be tendered for sale upon notice of no longer than seven days); and our security deposits consisted primarily of U.S. Treasury bills and cash deposits. Most of our cash and investments segregated in compliance with federal regulations are invested in U.S. Treasury Bills and Treasury Notes of various maturities.

We estimate, based on the size and nature of our customer assets as of March 31, 2011 (and assuming for these purposes that the size and nature of those assets do not change), that each basis point increase or decrease in the U.S. Treasury securities yield, based on current maturities, results in an annual impact of approximately $43,000 to our net income.

Equity price risk results from exposures to changes in prices and volatilities of individual equities. As of March 31, 2011, we held 80,000 shares in CBOE Holdings which had an aggregate market value of $2.3 million. Our shares in CBOE Holdings are subject to a lock-up restriction that prohibited the sale of 50% of the shares until December 2010 and the remaining 50% until June 2011. Fluctuations in the price of CBOE Holdings stock may affect our results of operations as unrealized gains or losses (or as realized gains or losses if the shares are sold). We do not consider the shares we own in CBOE Holdings to be held for trading and, we will consider selling them after the full lock-up restrictions lapse.

TradeStation Securities seeks to manage risks associated with its securities borrowing activities by requiring credit approvals for counterparties, by monitoring the collateral values for securities borrowed on a daily basis and by obtaining additional collateral as needed. See Note 12 – COMMITMENTS AND CONTINGENCIES – General Contingencies and Guarantees in ITEM 1. FINANCIAL STATEMENTS of PART I of this report.

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

There have been no changes in the company’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

On May 3, 2011, a Direct Shareholder Class Action Complaint Based on Breach of Fiduciary Duties titled Don Coishi, Individually, and on Behalf of All Others Similarly Situated, Plaintiff, vs. TradeStation Group, Inc., Salomon Sredni, Denise E. Dickins, Michael W. Fipps, Nathan D. Leight, Charles F. Wright, Felix 2011 Acquisition Sub, Inc. and Monex Group, Inc., Defendants, Case No. 11-10195, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Coishi Complaint”). The Coishi Complaint names as defendants TradeStation Group, Inc. and the members of its Board of Directors, as well as Monex Group and its wholly-owned subsidiary, Felix 2011 Acquisition Sub, Inc. (the “Merger Sub”). The Coishi Complaint alleges, among other things, that our directors have violated applicable law by breaching their fiduciary duties (including the duties of loyalty, due care and candor) owed to the Plaintiff and the proposed class of holders of our common stock (other than the Defendants and affiliates thereof) in connection with the proposed acquisition of TradeStation Group by Monex Group and Merger Sub through a cash tender offer followed by a second step merger (collectively, the “Transaction”), and further alleges that TradeStation Group, Monex Group and Merger Sub aided and abetted the alleged breaches of the fiduciary duties. The Coishi Complaint also alleges that the Transaction yields an unfair price. The Coishi Complaint seeks injunctive relief (including to enjoin the consummation of the Transaction), rescission of the Agreement and Plan of Merger dated April 20, 2011 among the TradeStation Group, Monex Group and Merger Sub and an award of reasonable attorney’s fees and expenses, in addition to other relief. We believe the allegations of the Coishi Complaint lack merit and will contest this action vigorously.

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

We decided, as of June 1, 2002, not to carry errors or omissions insurance that covers third-party claims made by brokerage customers or software subscribers as a result of alleged human or system errors, failures, acts or omissions. This decision was made based upon our assessment of the potential risks and benefits, including significant increases in premium rates, deductibles and coinsurance amounts, reductions in available per occurrence and aggregate coverage amounts, and the unavailability of policies that sufficiently cover the types of risks that relate to our business. We recently reviewed this insurance with insurance agents and our view remains unchanged.

Also see Note 12 – COMMITMENTS AND CONTINGENCIES – Litigation and Claims in ITEM 1. FINANCIAL STATEMENTS of PART I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in risk factors during 2011 through the date of this report from those previously discussed in ITEM 1A. RISK FACTORS of PART I of the Annual Report on Form 10-K of TradeStation Group for the year ended December 31, 2010, except as set forth below with respect to the contemplated acquisition of our company by Monex Group, which was announced April 20, 2011. In reading and evaluating the information set forth in this report we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Forms 8-K filed April 21, 2011 concerning the transaction with Monex Group.

Statements in this report with respect to the acquisition of the company by Monex Group may include statements that are forward-looking and are subject to risks and uncertainties that could cause actual results to differ materially from those described. All statements, other than statements of historical fact, are statements that could be deemed forward-looking, including all statements and information regarding the intent, belief or current expectations of the Company and members of its senior management team concerning the transaction with Monex Group and related matters. All such forward-looking statements are based largely on current expectations and beliefs concerning future events, approvals and transactions that are subject to substantial risks and uncertainties. Factors that may cause or contribute to the actual results or outcomes being different from those contemplated by such forward-looking statements include:

•	uncertainties as to the timing of the tender offer;

•	uncertainties as to how many of the Company’s shareholders will tender their shares in the offer;

•	the possibility that competing offers will be made;

•

the possibility that various closing conditions for the transactions may not be satisfied or waived, including that a governmental or regulatory authority may prohibit, delay or refuse to grant approval for the consummation of the transactions;

•	the effects of disruption from the proposed transactions which make it more difficult to maintain relationships with employees, customers and/or other business relationships;

•	other business effects, including the effects of industry, regulatory, economic and/or market conditions that are outside of Monex Group’s or the Company’s control;

•	unexpected transaction costs and actual or contingent liabilities; and

•

other risks and uncertainties discussed in documents filed by the Company with the SEC, including, but not limited to, its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Amendment No. 1 to such Annual Report on Form 10-K/A containing Part III information, and the tender offer documents and solicitation/recommendation statement to be filed with the SEC in connection with the tender offer.

The Company undertakes no obligation to update any forward-looking statements relating to the transaction with Monex Group as a result of new information, future developments or otherwise, except as expressly required by law.

Notice to Investors and Shareholders (Regarding the Tender Offer by Monex Group Described in this Report)

The tender offer for the outstanding shares of the Company’s common stock referred to in this report has not yet commenced. This report is neither an offer to purchase nor a solicitation of an offer to sell any securities. The solicitation and the offer to buy shares of the Company’s common stock will be made pursuant to an offer to purchase and related materials that Monex Group and its wholly-owned subsidiary (“Merger Sub”) expect to file with the SEC. At the time the offer is commenced, Merger Sub and Monex Group will file a tender offer statement on Schedule TO with the SEC, and the Company will file a solicitation/recommendation statement on Schedule 14D-9 with respect to the tender offer. Investors and Company shareholders are strongly advised to read both the tender offer statement (including an offer to purchase, a related letter of transmittal and other offer documents) and the solicitation/recommendation statement when they become available, as they will contain important information that should be considered before any decision is made with respect to the tender offer. These materials (and all other materials filed by the Company with the SEC) will be available at no charge from the SEC through its website at www.sec.gov. Free copies of the tender offer statement and related materials and the solicitation/recommendation statement, when available, may be obtained from the information agent for the tender offer. Investors and Company shareholders may also obtain free copies of the documents filed by the Company with the SEC by contacting the Company’s Chief Financial Officer, David H. Fleischman, at 8050 SW 10th Street, Suite 4000, Plantation, FL 33324, telephone number 954-652-7000.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 20, 2011, among Monex Group, Inc., Felix 2011 Acquisition Sub, Inc. and TradeStation Group, Inc. (incorporated by reference to Exhibit 2.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on April 21, 2011, which was its second and later filed Form 8-K on that date).

10.1	Employment and Management Continuity Agreement, dated as of April 21, 2011, between TradeStation Group, Inc. and Salomon Sredni (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on April 21, 2011, which was its second and later filed Form 8-K on that date).#

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TradeStation Group, Inc.
Registrant

May 5, 2011	/s/ David H. Fleischman
Date	David H. Fleischman
Chief Financial Officer, Vice President of Finance and Treasurer
(Signing in his capacity as duly authorized officer
and as Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 20, 2011, among Monex Group, Inc., Felix 2011 Acquisition Sub, Inc. and TradeStation Group, Inc. (incorporated by reference to Exhibit 2.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on April 21, 2011, which was its second and later filed Form 8-K on that date).

10.1	Employment and Management Continuity Agreement, dated as of April 21, 2011, between TradeStation Group, Inc. and Salomon Sredni (incorporated by reference to Exhibit 10.1 to TradeStation Group’s Current Report on Form 8-K filed with the Commission on April 21, 2011, which was its second and later filed Form 8-K on that date).#

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350.

#	Indicates a management contract or compensatory plan or arrangement.